Form 10KSB
period 1996-06-30
U SHIP INC
filed 1996-09-26
CIK 1002902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended June 30, 1996


                                       OR


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________


Commission File No. 0-28452


                                  U-SHIP, INC.
                 (Name of Small Business Issuer in Its Charter)


                   Utah                             39-1713181
  (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization)


                              5583 West 78th Street
                             Edina, Minnesota  55439
               (Address of principal executive offices) (Zip Code)


Issuer's Telephone Number, Including Area Code:  (612) 941-4080


Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.004


Check Whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year.  $713,348

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days $11,035,178 as of August 30, 1996.

As of August 30, 1996, there were 4,012,189 shares of common stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the document listed below have been incorporated by reference into the indicated part of this Form 10-KSB.

     Document Incorporated                        Part of Form 10-KSB
     ---------------------                        -------------------
            None

                                FORM 10-KSB INDEX

                                                                            Page


PART I
     Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . .   1
     Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . .  12
     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  12
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS . . . .  12
PART II
     Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. .  13
     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .  13
     Item 7.   FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . .  21
     Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .  32

PART III
     Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . .  32
     Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .  33
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . .  34
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .  35
     Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . . . . .  37

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

     U-Ship, Inc. (the "Company" or "U-Ship") manufactures, markets and operates self-service, automated shipping systems. The Company targets retail locations that offer shipping services for consumers and small business shippers who ship packages and priority letters through major carriers in the air express and package delivery market. This market handled approximately 5.0 billion packages and priority letters which were shipped during 1994. U-Ship offers these retail locations a means to outsource their shipping service and improve their efficiency, service level and accuracy.

     In November 1994, the Company began deployment of its electronic network of customer-operated, self-service shipping centers. The Company's Automated Shipping Center ("ASC"), which is placed in retail locations in the United States and Canada, currently provides a feeder system to United Parcel Service of America, Inc. ("UPS"). The Company's ASC is also capable of providing similar services to other carriers in the package shipping market. As of June 30, 1996, the Company had placed in service 156 ASCs in 24 states. The number of packages shipped using the Company's ASCs during the 12 month periods ended June 30, 1995 and June 30, 1996 were approximately 16,800 and 52,500, respectively. The Company derives revenue from package shipping transactions and to a much lesser extent, from the sale of its ASCs. The Company has been granted four patents related to hardware and software utilized in its ASCs and is not aware of other self-service, automated shipping systems currently marketed or available to consumers and small business package shippers. The Company believes that its ASC technology is among the most advanced self-service, automated, air express and package shipping system available for consumers and small business.

     The Company's strategy is to make shipping services available to consumers through the installation of its ASC systems in retail areas that currently provide shipping services (such as major grocery stores and mass merchandising outlets) and to target small business and home office users through major office supply outlets, printing and copying outlets, major business centers and office parks. Substantially all of the ASCs currently in place have been leased by retailers from third party leasing companies. However, in order to increase revenues, accelerate the placement of ASCs and better meet the needs of the retail market, the Company has modified its marketing and sales strategy to install ASCs at its own expense in retail locations which the Company believes are likely to generate high volumes of shipping transactions. In addition to retail placements, the Company seeks to market its ASC technology to private carriers such as UPS.

     The Company's marketing and sales efforts are focused on retailers who represent a potential market of approximately 180,000 retail service outlets in the United States. The Company segments this market into two areas: consumer-related and business shippers. The Company's ASCs served customers in approximately 52,500 shipping and priority mail transactions during the 12 month period ended June 30, 1996 through its various retail locations.

     The Company enters into long term agreements with retailers to outsource its shipping services and to provide service and maintenance support related to the operation of its ASCs. The services provided by the Company under these agreements include data processing of credit card transactions, reconciliation and payment of weekly UPS bills, customer service support related to package tracking and damage and loss claims. These agreements also provide for maintenance of the hardware and license of the software related to the operation of the ASC. The Company generates revenue from package shipping transactions and compensates retailers based upon the number and types of shipping transactions processed. Each ASC location is centrally controlled and serviced through a networked connection to the Company's computer system located at its headquarters.

     The Company also issues U-Ship private labeled "Preferred Business Shipper" credit cards to small businesses for which it bills and collects on a monthly basis. The Company also derives revenue to a lesser extent from the sale of shipping supplies such as boxes, packing material and tape.

     The Company believes that the air express and package delivery market is one of the fastest growing segments of the shipping industry, with approximately
5.0 billion packages and priority letters shipped by consumers and small businesses during 1994. That number has been projected to grow at approximately 10% per year according to industry analysts. The Company believes that it offers the only fully-automated, self-service package shipping interface currently available to the general public. The Company believes that its ASC acts as an efficient and accurate means of collecting and processing packages through the shipping process.

     The Company's ASC processes the information required by carriers to use the Company's proprietary, self-service automated shipping technology. The Company believes its competitive advantage lies in its technology, which uses automation to provide greater accessibility and convenience for consumers and small businesses who require express and ground shipping services. In contrast, other systems for package collection are essentially manual and require various labor steps to process and document the small package shipping transaction. Such procedures are commonly found at service counters in grocery stores, or at "mailbox" or packaging stores which offer package shipping services.

     Each ASC is connected to a central computer system at the Company's headquarters via a remote telephone network. The ASCs can automatically, and without human intervention, transmit information to the Company's central computer system 24 hours a day, thereby allowing the Company to collect complete information regarding packages shipped, modify and enhance the software resident in each ASC and detect and diagnose both critical and non-critical service requirements in the ASC. As a result, the Company believes that it can manage growth and service ASCs in remote locations without employing significant additional personnel.

     U-Ship's ASCs arrange for shipment and generate required shipping documentation. The information gathered in the shipping process allows the Company to track packages to their destination, thereby providing customers with the ability to know precisely where their packages are in the shipping process. The Company also makes available to consumers and small businesses a full range of shipping services from express next day air to ground transportation. The Company's ASCs are generally located in retail locations that are open to the public 24 hours a day. Customers can contact the Company concerning questions or problems which arise at an ASC site by calling the Company's 800 number which appears on the ASC's computer screen and the Customer's receipt.
Finally, each time the Company installs an ASC, it provides a four hour, on-site training program to the retailer's personnel. Each ASC also comes equipped with a training video and a complete user guide for use and future reference by site personnel.

     The Company generates revenue from shipping transactions made utilizing the ASC. The Company charges a fee, customary in the retail shipping business, to customers who use the ASC for shipping packages. This fee is based upon the type of service, the size and weight of the package, the distance the package is to shipped, the declared value of the package, and whether the package is being shipped to a residential or commercial destination. The fee includes the carrier's charge for the shipping transaction. Consumers utilizing the ASC for shipping pay by means of a credit card or cash. The Company collects all package shipping revenue, pays the carrier for the shipping charges and allocates the remainder of each transaction charge between the Company and the retailer. The retailer's commission varies, depending on whether the retailer leased, purchased the ASC, or merely provided retail space for operation of the ASC. The retailer's commission is negotiable and variable. In general, however, the retailer's commission generally ranges from $.75 - $2.10 per shipping transaction. In some cases, however, such commissions fall above or below this range. The Company may offset cash service payments received by the retailer against commissions due from the Company. The Company can also program the ASC to accept a particular payment method to meet a retailer's needs or require payment by credit card in the event of a default by the retailer.

     The U-Ship ASC provides a user-friendly voice and graphic interface and is available in varying language versions to accommodate speakers of French, Spanish and English. The ASC automatically weighs packages, generates labels and shipping manifests and provides a complete accounting of every shipping transaction. The ASC electronically communicates to U-Ship's central computer control system all transaction data related to shipping activities and credit card transactions. The Company's central computer can also perform remote diagnostic system checks. Changes to on-screen color graphics and promotional programs can be downloaded through this network, thereby allowing the Company to respond quickly to market changes and special retail programs.

     As of June 30, 1996, the Company had placed in service 156 ASCs in 24 states. The Company currently has in place ASCs in each of the following national retailers: Kmart, Kinko's, Krogers, SuperValu and Gateway/Fleming. However, the Company believes that its new focus on the small business and home office market will increase its presence in office supply, copy and duplication retailers. There can be no assurance, however, that the Company will possess sufficient resources or be successful in increasing the number of ASC placement locations.

     The Company believes that its new focus on small businesses and home offices will provide it with the opportunity to increase its volume of shipments from consumers and the small business and home office markets. The Company also believes that such deployment will create possible opportunities for special shipping arrangements with catalog, television-based retail operations and equipment manufacturers whereby return shipments and warranty shipments are handled by U-Ship ASCs. This targeted segment of the Company's strategy is not yet fully developed, however, and there can be no assurance that the Company will be successful in developing such business.

INDUSTRY BACKGROUND

     The air express and package delivery market is one of the fastest growing segments of the shipping industry, with approximately 5.0 billion packages and priority letters shipped by consumers and small businesses during 1994. Based upon information available to the Company, the Company believes that the business associated with the shipment of small packages and overnight and second-day packages is experiencing annual growth in excess of 10%. Persons who send priority packages are frequently under a deadline and, therefore, the Company believes that 24-hour a day access in most locations to the Company's ASC is of value. The Company believes that the growth of companies such as Federal Express, Inc. ("Federal Express") and UPS, and the launching of new small parcel shipping services by the U.S. Postal Service evidence the high growth of this segment of the shipping industry. The Company believes that small package shipping volume will continue to increase for the foreseeable future based upon the following market trends:

     INABILITY OF CARRIERS TO SERVE THE CONSUMER AND SMALL BUSINESS MARKET. While the number of packages shipped by consumers and small businesses is large and growing, this is a difficult market for carriers to service because such shipments typically occur on an infrequent basis. Thus, there can be inefficiency and substantial expense if the carrier provides package pickup. Moreover, carrier depots are generally located in difficult-to-find office, warehouse, office parks or airport spaces, which are often inconvenient for consumers and small businesses to access. Frequently, these depots have limited hours and do not cater to the needs of the shipping public. The result of these inconveniences has been the growth of an air express and package collection service industry, including "mailbox" stores in retail convenience centers and shipping counters in grocery stores.

     HIGH GROWTH OF CATALOG AND TELEVISION SHOPPING. Busy two-income families often lack the time to shop at conventional stores. Increasingly, the Company believes, people are buying for themselves and purchasing gifts for others through catalogs and television shopping channels. Such purchases generated revenues of several billion dollars in 1994. There is also a new and growing trend toward virtual shopping, with people buying goods and services through the Internet and the World Wide Web. Statistics also show that a substantial percentage of all items purchased through the mail and television are returned, creating a significant and growing small package shipping-return market.

     GROWTH OF HOME-BASED BUSINESSES AND TELECOMMUNICATION. Recent census data from the United States government indicates that several million small businesses and sole proprietorships operate from private residences. Availability of personal computers, facsimile and digital telephone lines have increased the number of people who correspond and do business via telecommunication. Additionally, at-home workers, who must gather and receive information quickly and frequently, send and receive information via overnight service. The Company believes that small business and home office growth stimulates growth in priority shipments.

     GIFT-GIVING. The Company's historical package volume identifies a seasonal increase during the Christmas, Mother's Day and graduation seasons. Sending gifts through the use of package delivery services represents a significant portion of the Company's business and is expected by the Company to grow as the Company increases the number of ASC installations.

     WARRANTY AND RECYCLING SHIPMENT GROWTH. Customer relationships are increasingly important to manufacturers. Many manufacturers promote direct return of faulty equipment to their factories via carriers. In addition, many environmentally conscious manufacturers promote direct-return shipment of used products which represent an environmental hazard (such as copier and laser printer cartridges). The Company believes that such return shipments add to the growing volume of the small package shipping business.

U-SHIP STRATEGY

     U-Ship's business strategy focuses on meeting the needs of consumers and small businesses by offering automated package shipping systems that provide accessibility, convenience, ease-of-use and flexibility. A key component of this strategy is to create and utilize strategic partnerships with service carriers and retailers to reach what the Company believes is an underserved segment of the shipping market.

TO MEET THE PACKAGE SHIPPING NEEDS OF CONSUMERS AND SMALL BUSINESSES WITH:

     - ACCESSIBILITY. Easy access is achieved by placing ASCs where they can be accessed 24 hours a day, 7 days a week in high volume retail locations such as copy centers, office supply stores, grocery stores and mass merchandise outlets, all of which presently offer shipping services and are easily accessible by consumers and the small business and home office shippers. Consumers regularly visit these local retail stores and U-Ship supports the retailers strategy of being a
          "one-stop-shop."   U-Ship currently has ASCs in some, but not all,
          locations of the following retailers: Krogers, Kinko's, SuperValu, Gateway/Fleming and Kmart stores. For the small business and home office markets, the Company is also targeting retail outlets which serve these markets with business services such as printing, copying and office supplies.

               For time sensitive shipments, such as priority letters and packages, U-Ship is targeting placement of ASCs in financial sites and business districts where accounting and legal firms are located. The Company believes that these businesses use next-day priority shipments with great frequency. Although the Company offers stand-alone outdoor kiosks which both process and capture parcels and letters to be shipped, it is currently designing a new, unattended indoor system for this market. There are 48 metropolitan statistical areas in the United States with populations of more than 500,000. The Company believes that each such areas present a potential market for U-Ship stand-alone ASC systems.

     - CONVENIENCE, SIMPLICITY AND CHOICE. By providing automatic weighing, delivery services, label printing, shipping-manifest creation and payment by credit card, U-Ship makes the process of shipping more convenient and simple. The Company's system can respond to a customer's frequent shipped-to list and automatically complete the name and address of the recipient. The Company's technology permits choice by providing visual and verbal shipping options to the customer including price and designated delivery date. The ASC provides the information at the customer's fingertips to make time/value shipping decisions on the spot.

               The Company also markets its own Preferred Business Shipper credit cards to frequent small business shippers, and it markets special volume shipping programs to this cardholder base. These credit cards enable an ASC to store certain information about the recipient of each package shipped, making it possible for the ASC to automatically supply the appropriate address and other information about the recipient the next time the card user ships a package. Payment for charges made on these cards is due on receipt and the cards do not extend credit beyond the terms of the relevant invoice. From July 1, 1995 through June 30, 1996, charges made on the cards represented, in the aggregate, 7.5% of total package shipping revenue and 7.1% of total shipping transactions made via the Company's ASCs. Through June 30, 1996, the maximum outstanding balance owed to the Company as a result of charges made on a Preferred Business Shipper Credit Card in a one month period has been $6,115.

OPENING OPPORTUNITIES FOR SERVICES IN AREAS SUCH AS:

     - RETURNS PROGRAMS AND WARRANTY PROGRAMS. The Company believes that there is an opportunity to act as the preferred shipper for the return of merchandise previously purchased by consumers through mail order catalogs. To qualify, however, U-Ship must have broad accessibility in most geographic markets.

TO USE STRATEGIC RELATIONSHIPS TO SERVICE DOMESTIC CARRIERS:

     - DISCUSSIONS WITH CARRIERS. The Company entered into a pilot test agreement with UPS in 1993 to test a free-standing, 24-hour self-service package shipping kiosk. This installation remains in service adjacent to a UPS service counter facility in Eau Claire, Wisconsin. U-Ship is also in discussions with both national and regional carriers concerning custom systems for use within their respective networks, although there can be no assurance that any agreements will result from such discussions. In March 1996, the Company entered into a Master Agreement for Automated Shipping Center Software License and Related Software-Based Services with UPS Canada (the "Canada Agreement"), pursuant to which the Company licenses its proprietary software to UPS Canada for use with the Company's ASCs which will be placed in up to 10 retail counter applications in three cities in Canada. Under the Canada Agreement, the Company will be paid a fee by UPS Canada upon placement of the respective ASC at each Canadian location, together with a per-package fee on each package shipped using the Company's ASC. The term of the Canada Agreement is three years. The ASCs subject to this agreement will be maintained under a separate maintenance agreement. While the multi-lingual capabilities of the ASC offers advantages in the international marketplace, the Company's initial focus will remain on the United States and Canadian markets and, for the foreseeable future, it will pursue other markets only on an opportunistic basis, primarily through economic partnership relationships.

PRINCIPAL RETAILER RELATIONSHIPS

     The Company currently has ASCs in operation with various wholesalers and retail chain operators, including: Krogers (9), Kinko's (13), Gateway/Fleming
(22), Kmart (15) and SuperValu (29).

     The Company currently has ASCs placed in thirteen Kinko's stores, which provide various services to business. Kinko's, or its partners, operate approximately 850 stores nationwide and in Canada, Europe and Japan. In April 1996, the Company entered into a non-binding letter of intent with Kinko's pursuant to which Kinko's will use its best efforts to provide the Company with the opportunity to install ASCs in up to 100 existing Kinko's stores by December 31, 1996 and up to a total of 200 ASCs by December 31, 1997. Finally, under the letter of intent package shipping revenue will be shared between the Company and Kinko's pursuant to the agreement to be negotiated. The proposed transaction is subject to the Company reaching a definitive agreement with Kinko's, of which there can be no assurance. Neither the Company nor Kinko's is bound to the other until and unless an agreement is executed.

RELATIONSHIP WITH CARRIER

     The Company is dependent upon UPS to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain such arrangements with UPS and the failure to develop alternate relationships with other carriers, would cause an interruption to the Company's package shipping business and would likely have a material adverse effect upon the Company's operations and prospects. The Company has no control over the nature, cost or availability of services provided by any carrier and has no long term contracts with any carrier. For each ASC location, the Company enters into a Commercial Counter Agreement with UPS which provides the basic terms of service, advertising restrictions and certain related matters. The Company has also entered into an Automated Shipping System Letter Agreement with UPS regarding the Company's arrangements for use of UPS's Parcel Register, Computer Manifest and other systems for identifying and recording packages turned over to UPS for delivery. These agreements are generally terminable at will, although the Company has enjoyed a shipper-carrier relationship with UPS since 1992. Further, UPS is a regulated carrier which, under applicable laws and regulations, is obligated, upon reasonable request, to provide safe and adequate service, equipment and facilities for the surface transportation of property in interstate commerce. This duty to furnish continuous and adequate service obligates UPS to furnish ground transportation services without discrimination at its established rates and to the limit of its capacity. However, UPS is not regulated with respect to shipments tendered which involve prior or subsequent movement by air.

     The Company has also entered into a 3 year agreement with UPS Canada to provide for an initial placement of ASCs at each of five UPS retail store sites
in Canada.   The Company began installing these ASCs in July 1996 and is expected to complete the installation of the ASCs in October. The Company's agreement with UPS Canada provides for the licensing of (i) custom software, and
(ii) the Company's credit card processing services and system support. Under this agreement, the Company will be paid a one-time charge per machine upon placement of the machine at the respective UPS Canada location. U-Ship's responsibilities for the initial deliveries under this agreement include integration of the ASC software with UPS Canada's point of shipment processing system and its package level detail database. The Company will retain all rights in software developed for UPS Canada. Under an additional maintenance and lease agreement, the Company will receive maintenance fees for each ASC used by UPS Canada under the Canada Agreement.

MARKETING

     The Company markets ASCs directly through Company personnel and to a much lesser extent, through independent sales representatives. As of June 30, 1996, the Company employed 6 of its personnel, including its President and Chief Executive Officer, in sales and marketing activities and 1 independent sales representative under a contract. The contract between the Company and its independent sales representative generally provides that the representative must use his best efforts to promote the sale of U-Ship's ASCs. The representative receives between $300 and $500 per unit sold, depending on the terms and conditions of such placement. The Company's agreement with the representative also provides for limited expense reimbursement and runs through December 31, 1999. Subject to various state laws governing termination of sales representatives, such agreement permits the Company to terminate such representative upon 30 days notice.

     The Company markets ASCs to retail organizations by direct contacts, telemarketing, direct mail and print advertising and by displays and appearances at industry trade shows. In fiscal year 1996, the Company presented its ASCs at industry trade shows sponsored by Kinko's, the National Grocers Association, the Food Marketing Institute and various other regional industry trade shows.

THE COMPANY'S ASC

     The Company manufactures, markets and operates self-service, automated, self-contained shipping equipment for use by consumers and small business shippers to ship packages and priority letters through major carriers. The Company's ASC contains proprietary software, a computer monitor and a keyboard to facilitate a user-friendly interface to consumers. The ASC also contains algorithms and electronic communication capabilities which permit it to communicate with a central computer system located at the Company's headquarters. The Company has used market research and tests to refine and simplify its interface, which uses graphics and voice prompts to simplify the shipping process. The Company has also developed communications software that provides a seamless link to access shipping information. This tool provides the Company with accurate data used to manage site performance.

     The U-Ship ASC uses a 486 or 586 microcomputer with user-friendly interfaces incorporating multimedia color graphics and voice instructions to enable consumers to make informed cost/delivery priority shipping decisions. The ASC helps the consumer to complete all necessary shipping documents and generates a high-quality bar-coded label that can be scanned by carriers. The ASC allows the consumer to pay for the transaction using any major credit card and U-Ship's Preferred Business Shipper credit card. The legible, scannable labels and accurate invoices produced by the ASC help reduce the cost for carriers receiving aggregated packages from U-Ship collection sites.

     The Company's ASCs use state-of-the-art technology to provide the following:

     - A graphic user interface supported by voice instructions which guide the shipper through the shipping process step-by-step

     - An interactive touch screen that allows the user to make choices by lightly touching large, colorful graphic "buttons" on the screen

     -    A keyboard for quick entry of "ship to" and contents data

     - A credit card "swipe" that accepts all major credit cards and the U-Ship Preferred Business Shipper card. The system captures sender name and other key information encoded on the magnetic stripe of these cards

     - An integrated electronic scale that feeds accurate package weight to the system

     - Some systems also include integrated package measuring systems which automatically record package dimensions using ultrasonic sensors. The Company's ASC provides a visible measuring grid that allows the shipper to quickly judge the package dimensions and enter them into the system

     - A thermal label printer that prints a bar-coded label to carrier specifications including proprietary tracking numbers and sort codes

     - A second printer, accessible only to the carrier pick-up driver, which provides a completely accurate, computer-generated manifest

     - On selected models, an interlocked parcel storage system that uses a conveyor system to move and stack packages into a locked receptacle for carrier pickup

     -    Americans with Disabilities Act accessible design

     - Proprietary software that provides a unique, easy-to-use voice prompted interface capable of translating complex rate and zone calculations necessary for shipping packages via UPS into layperson's language

     - State-of-the-art communications network which allows U-Ship to control, communicate with and reconfigure ASCs in remote sites in a matter of minutes

     The Company provides a complete solution that reduces expenses related to: bank credit card processing; training employees about carrier services, rates and new service changes; package processing time for label completion, shipping charge calculation, service explanations and customer interaction; daily shipping documentation preparation; accounting and record keeping, reconciling and paying weekly carrier bills and generating management reports; damage, loss and claims processing for customers with shipping related problems; and customer service, assisting customers with tracking packages and explaining services.

     The ASC offers several benefits to retailers and mass merchandisers beyond the revenue shared through package shipping. The ASC enhances the "one-stop shopping" experience for the existing customers, it maintains and builds customer traffic critical to their health and vitality and it contributes to their image as a leading provider of cutting edge, value-added services. The ASC accomplishes all of this while reducing additional overhead related to labor and maintenance costs. Because the ASC is a turnkey system, the Company believes that retailers recognize the value of not only offering shipping services, but also offering those services through the fully automated, self-service ASC technology.

LEASE FINANCING FOR ASC SALES

     Historically, the Company relied almost exclusively upon third parties to provide lease financing for its ASCs to retailers. In such a transaction, the Company was paid in full for the purchase price of the ASC directly by the third party equipment lessor which entered into an equipment lease with the retailer. Under these agreements, the Company generally had the right to purchase the ASC at the end of the lease for nominal consideration. Substantially all of the Company's ASC sales to date are financed by third party equipment lessors who have recourse to the Company in the event of retailer default or return of the ASC. The Company has, however, shifted its business focus. In the future, the Company anticipates placing ASCs in sites which provide high shipping volumes. Provided a potential site meets this criteria, the Company anticipates placing Company-owned ASCs in service at such sites at the Company's expense.

     Historically, the Company has utilized several different leasing programs. The determination by the Company of which program to use is made on a site-by-site basis. In making such determinations, the Company considered the site's projected volume. Under the Company's five-year lease program, the Company received $6,500 upon verification by the third party lessor of delivery and installation of the ASC. Under this program, the retailer paid the third party lessor $150 per month for 60 months. At the end of this program, the Company could purchase the ASC for $50. Under the Company's three-year lease program, the Company received $4,400 upon verification by the third party lessor of delivery and installation of the ASC. Under this program, the retailer paid the third party lessor $150 per month for 36 months. At the end of this program, the Company could purchase the ASC for $50. The Company's three-year program and its five-year program provided for automatic renewal of the agreement between the third party lessor or the Company, as applicable, and the retailer unless otherwise cancelled by either party upon 30 days prior written notice.

     The Company's agreements with such third party lessors generally provide that upon default by the lessee-retailer, the Company must take back the ASC and use its best efforts to remarket the ASC or reimburse the third party lessor for the cost of the equipment on terms that are acceptable to the respective lessor.

     As of June 30, 1996, the Company paid approximately $129,400 to equipment lessors on account of ASCs sold to equipment lessors with recourse to the Company in the event of a lessee default or other nonpayment. The payments to lessors were the result of the exercise by 10 lessees of options to return ASCs due to low package volumes at their retail locations. The Company does not believe such payments to lessors has had a material impact upon its operations or financial condition. Of the ASCs returned as of June 30, 1996, approximately $91,500 was recovered and placed in the Company's inventory and approximately $37,900 was written off due to upgrade returned machines with current ASC technology. The Company has deferred a portion of its revenue related to such recourse arrangements.

     In fiscal year 1996 the Company initiated a test market program pursuant to which the Company or the retailer could cancel the lease at the end of its initial twelve months. During the first twelve months of operation, the Company and the retailer agree to measure certain criteria related to the number of package shipping transactions, marketing and promotional activities, and customer satisfaction related to the operation of the ASC. If certain criteria are not met as agreed, the Company and/or the retailer can cancel the agreement at the end of the period. If a cancellation occurs, the Company agrees to remove the system from service. In addition to the release of the retailer from its contractual agreement, the Company also has certain remarketing agreements with lease financing sources to provide remarketing services for the relocation of the ASC. If the Company's remarketing efforts are unsuccessful, the Company will be obligated to repurchase the equipment from the lease financing source and place it in inventory for future sale. The Company has deferred recognition of revenue on sales of ASCs under this program.

RETAILER SUPPORT AND COMMISSIONS

     The Company enters into a software and equipment maintenance agreement ("SEMA") with each new retailer who leases or places an ASC in service. The SEMA is included in the product sales price and accordingly, related revenue is recognized over the life of the contract. Under the terms of the SEMA, the Company agrees to 1) install the ASC; 2) handle all user interactions and financial transactions with UPS; 3) provide customer service, including package tracking and loss recovery; 4) process all credit card transactions; 5) prepare and submit usage reports to the retailer; 6) provide signage and promotional material and assistance to the retailers; 7) provide on-line ASC maintenance and support of the ASC's operation, including software support and maintenance and emergency repairs; and 8) pay retailers a monthly commission equal to a portion of the gross profit of the package shipping revenue. The Company has contracted with independent service providers (AT&T and U.S. Net Corp.) to provide parts and service for maintaining and servicing ASCs. The Company defers revenue relating to SEMA obligations and recognizes net service income relating thereto over the life of the obligation.

RESEARCH AND DEVELOPMENT

     The Company is currently focusing its product development efforts on a fully unattended version of the ASC, as well as on adding features to its current ASC design which are specific to strategic customer relationships. The Company expects to introduce into selected test markets its fully unattended ASC in the fourth quarter of calendar year 1996. The Company also anticipates enhancing its existing product line to offer international shipping capabilities for Canada and the United States, and expects to release such enhancements during the fourth quarter of fiscal year 1997. There can be no assurance, however, that these products will be released on schedule and that they will be accepted by the markets into which the Company anticipates releasing them. The Company also has under development a variety of communication tools that will help the shipper access information about its shipping options, costs and current status of shipped packages more quickly using the communications capabilities of the Internet. These products have not yet been scheduled for release and remain subject to further development and market research.

MANUFACTURING

     The Company buys substantially all of the components for its ASC from third parties for assembly and testing by the Company at its facility. Some of these components are designed by the Company and custom manufactured to the Company's specifications, which permits the Company to produce the ASC without the substantial commitment of resources that an integrated manufacturing facility would require. The Company believes it maintains good relationships with its suppliers and has no long-term manufacturing commitments with any such component manufacturer or supplier. The Company does not believe that it is materially dependent on any of its component suppliers because alternative sources for product components are available. The Company believes that its current facility has adequate manufacturing capacity to produce ASCs sufficient to meet its current goals.

COMPETITION

     The express package and document collection and shipping industries, which are dominated by major carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, are extremely competitive. The Company's competitors and potential competitors have more experience, human and financial resources. For example, UPS, the world's largest package distribution company, had revenues of over $19.6 billion on a volume of 3.03 billion packages and documents in 1994. In addition, many potential customers, including Federal Express, UPS, and the United States Postal Service are larger, possess more established methods of operation and have developed loyalty to select manufacturing vendors who provide them with new technology and automation. The Company is at a disadvantage in competing with these larger and more established companies in trying to establish itself as a manufacturer of automation equipment to be used in the shipping industry. The Company believes that between 1992 and 1994 both Federal Express and UPS developed or had third parties develop for them one or more forms of automated shipping systems which could be competitive with the Company's ASCs, but that these systems have not been deployed other than on a limited test market basis. The Company has no current information indicating that UPS or Federal Express intend to further deploy these systems. The Company's primary method of competition with such carriers has been to patent its technology which creates barriers to entry by such carriers into the automated shipping market.

     In addition to the competition from the commercial counter and pick-up services provided by the major carriers, the Company also competes to a limited extent with the drop boxes maintained by these competitors. According to an industry source, as of 1994, UPS and Federal Express maintained at least 32,000 and 30,000 drop boxes, respectively, in the United States. In addition, most of the Company's competitors offer reduced prices to persons who use their boxes. The Company believes that the cost of these non-automated drop boxes is substantially less than that of its ASC. The Company believes it can compete with the non-automated drop boxes by offering more convenience and service to shippers who desire a means of weighing a package, acceptance of a credit card and the printing of shipping documentation, including coded shipping labels.
The Company's ASCs are user-friendly and interactive, providing the shipper with options for the method of shipment (e.g., overnight air or 3-day shipment) and for the purchase of insurance. In addition, the Company believes that drop boxes are primarily receptacles for letters and air shipments. The Company's ASCs permit the shipment of all sizes of packages and letters.

     The related service industry (e.g., "mailbox" stores) providing package collection services to consumers and small businesses is similarly very competitive. The Company believes that these companies, many of which are franchised, price their charges for shipping transactions based upon marking-up line carrier charge and taking into account such factors as the type of service provided, the size and weight of the package and the distance of the shipment. The Company believes that there are at least nine national companies that have established over 3,000 locations throughout the United States, primarily through franchises. While the Company believes that such companies are a potential customer base for the Company, they also represent intense competition for Company owned and operated ASCs. The Company's primary method of competition with packaging stores is to offer package shipping automation, self-service and 24-hour access to its ASCs in most retail locations, with minimal services required by on-site personnel.

     Additionally, the Company believes it has two major competitors in the consumer retail market, Express Shipping Center, Inc. and Package Express, Inc., both of which provide services to retail and mass merchandisers related to receiving and aggregating packages for commercial carrier pickup. These competitors utilize store labor for manual processing and accepting of packages at over 5,000 locations nationwide. The Company believes that its technology provides substantial labor savings for retailers and mass merchandisers over the methods provided by these competitors. The Company competes with these competitors by offering a complete and automated solution that reduces time and expenses related to: bank credit card processing; training employees related to carrier services, rates and new service changes; package processing time for label completion, shipping charge calculation, service explanations and customer interaction; daily shipping documentation preparation; accounting and record keeping, reconciliation and paying weekly carrier bills and generating management reports.

PATENTS

     The Company currently owns four issued U.S. patents and has another U.S. patent application pending relating to technology currently employed in its ASC products. The Company has also filed for patent protection in several foreign countries, including Australia, Canada, Japan, and the European Patent Community and has filed a patent application pursuant to the Patent Cooperation Treaty designating Australia, Canada, South Korea, Mexico and the European Patent Community for potential patent protection. However, there can be no assurance that the Company's patents will afford it significant protection.

     In addition, the Company has a patent application pending, which relates to significant aspects of its proprietary technology. At the time it made such application, significant research was conducted for the Company by its patent counsel, with respect to prior patented art similar to the Company's ASC. Such research uncovered no art that is believed by the Company and such counsel to be significantly detrimental to the patentability of the inventions claimed in the application and, to the best of the Company's knowledge, its ASC does not infringe upon patent or other proprietary rights of any third parties. There can be no assurance, however, that such application will result in the issuance of a patent.

     There can be no assurance that the patent application filed by the Company will result in a patent being issued or that any patents now issued or that may be issued in the future will afford protection against competitors with similar technology. In addition, no assurance can be given that patents issued to the Company will not be infringed, designed-around by others or invalidated. Some foreign countries provide significantly less patent protection than the United States. There also can be no assurance that the Company's technology will not infringe patents or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial as can be the costs of defending against such claims.

     The Company also owns other proprietary technology and intellectual property, including trade dress, trade secrets and software, that the Company intends to protect vigorously with applicable state and federal intellectual property laws. Although limited protection for software under the patent laws of the United States is currently available, there can be no assurance that software will continue to be the subject of such protection in the United States. Also, foreign countries offer varying levels of patent protection for software when compared with the United States.

TRADEMARKS

     The Company presently owns United States trademark registrations for the trademark U-SHIP & Design and for the trademark U-SHIP. In addition, the Company owns a pending United States trademark registration application for the trademark U-SHIP & Design. Each of these registrations and applications are for the following goods: automated shipping machine for packages and overnight letters which computes charges and prints labels, receipts and other similar documents.

     There can be no assurance that the registered trademarks or the pending trademark application filed by the Company will afford protection against competitors with similar marks that may have a prior use date. In addition, no assurance can be given that trademarks owned by the Company will not be infringed upon by others. There also can be no assurance that the Company's trademarks will not infringe upon trademarks or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any trademark registration owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a trademark can be substantial as can be the costs of defending against such claims.

EMPLOYEES

     As of June 30, 1996, the Company employed 16 people on a full-time basis and 1 on a part-time basis. The Company believes that its relations with its employees are good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company leases approximately 16,200 square feet of space used for offices, assembly, storage and packaging at 5583 West 78th Street, Edina, Minnesota 55439 at a monthly rent of $10,386. The lease expires on March 31, 1999. The Company believes that these leased premises will meet is requirements for facilities for the remainder of the lease term.

ITEM 3.   LEGAL PROCEEDINGS

     The Company received letters in August and November 1995 and April 1996 from the Minnesota Department of Commerce (the "Department") suggesting that the Company may be offering and selling unregistered franchises in the State of Minnesota in violation of Chapter 80C of Minnesota Statutes, including an administrative order requiring the Company to produce information for the Department concerning the Company and its alleged sale of franchises. Counsel for the Company contacted the Department concerning its letters to the Company and set forth the Company's position that it is not offering or selling franchises in the State of Minnesota. The Company has been subsequently advised by the Department that it does not intend to pursue any claims against the Company. A finding that the Company has violated state franchise laws or regulations could have a material, adverse effect upon the Company's business and prospects. In addition, if the Company is found to have violated franchise laws, certain persons entitled to the benefit of such laws may have the right to rescind their purchases or leases of the Company's ASCs, in addition to recovering damages, interest and attorneys' fees. The Company does not, however, believe that it has operated in violation of any franchise laws.

     The Company or a retailer with whom a package is deposited may have exposure to a customer to the maximum extent of the declared value of the package in the event of its damage or destruction while in the possession of the Company or the retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transaction documentation. Claims against the Company, net reimbursement amounts received by the Company from the carrier, from shippers totaled approximately $460 for the fiscal year ended June 30, 1995 and $1,437 for the fiscal year ended June 30, 1996. The Company does not believe that it has significant exposure arising out of shipper claims. The Company has no insurance which would protect it against such losses.

     The Company is not aware of any other pending or threatened material claims or litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the three month period ended June 30, 1996.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading under the symbol "UBOT" on the NASDAQ SmallCap Market in June 1996. Prior to such time, the common stock of the Company was traded on a limited basis on the over-the-counter market under the symbol "UBOT." The following table sets forth the quarterly high and low bid prices for the Company's common stock, as reported by the National Association of Securities Dealers' Bulletin Board, for each full quarterly period within the two most recent fiscal years.

                                        CLOSING BID PRICES
                                      -----------------------
                                        HIGH           LOW
                                      --------       --------
Period
- ------
    Fiscal 1995
         First Quarter                 4.50           3.00
         Second Quarter                4.50           2.50
         Third Quarter                 2.50           1.00
         Fourth Quarter                2.50           1.50
    Fiscal 1996
         First Quarter                 2.50           1.00
         Second Quarter                3.50           1.00
         Third Quarter                 5.50           3.50
         Fourth Quarter                4.25           3.50

These prices represent inter-dealer prices without adjustment for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

    On August 30, 1996, the number of holders of record of common stock was
517. The transfer agent for the Company's common stock is Norwest Bank Minnesota, National Association, 161 North Concord Exchange, South St. Paul, Minnesota, 55075-0738, telephone: (612) 450-4064.

    The Company has not paid any dividends on its common stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE," "GOAL," "CONTINUE," OR OTHER COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES RELATING TO THE COMPANY'S FUTURE PERFORMANCE. ACTUAL EVENTS OR RESULTS MAY MATERIALLY DIFFER FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS, SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS AND ARE SPECIFICALLY DIRECTED TO REVIEW THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

    The Company began the research and development of its current product line in June 1992, shipping its first product in November 1994. To become profitable, the Company must significantly increase revenues from the placement of ASCs in the market place, which in turn, the Company expects, will generate increased package shipments. The Company expects package shipping revenue to become the most significant revenue stream for the Company. The placement of ASCs by the Company will require additional investments in equipment, personnel and the expenditure of funds to market the Company's ASC product and services. To the extent the Company possesses insufficient resources to fund such efforts, it will rely upon cash flow from operations and may seek additional equity or debt financing. Historically, the Company has relied almost exclusively upon third parties to provide lease financing for its ASCs sales to retailers. The Company has, however, shifted its focus. In the future, the Company anticipates placing ASCs in sites which provide high shipping volumes. Provided a potential site meets this criteria, the Company anticipates placing Company-owned ASCs in service at such sites at the Company's expense. Because the market for self-service automated shipping is undeveloped and the Company's product is relatively new, there can be no assurance that demand for automated shipping will increase or that the Company's ASCs will gain market acceptance or that additional equity or debt financing will be available to the Company.

RESULTS OF OPERATIONS

    FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    The Company's revenues for the fiscal year ended June 30, 1996 were $713,348 as compared to $725,729 for the fiscal year ended June 30, 1995. The Company's revenue consisted of ASC sales and recurring package shipping revenue. During the fiscal year ended June 30, 1996, the Company began implementation of its strategy to focus on package shipping revenue as its primary source of revenue. For the fiscal year ended June 30, 1996, approximately 76% of revenue was derived from package shipping, compared to 21% for the fiscal year ended June 30, 1995. The Company's package shipping revenue for the fiscal year ended June 30, 1996 was $539,767 as compared to $150,639 for the fiscal year ended June 30, 1995. The Company anticipates that package shipping revenue will continue to grow as the number of installations of ASCs continues to increase. During its 1996 fiscal year, the Company delivered and installed 100 ASCs compared to 51 ASCs installed during fiscal year ended 1995 when the Company was introducing its ASC. The Company first shipped the current version of its ASC to market in November 1994. As of June 30, 1996, the Company had installed 156 systems in 24 states. Of the 156 ASCs in operation, three are owned by retailers, twenty-one are owned by the Company and the remainder are leased by retailers. Of the ASCs owned by the Company, two were placed in service in calendar year 1995 in shopping malls pursuant to one-year agreements under which the Company pays only fees to the mall based on shipping transactions. Of the remaining 19, 6 are at gas and convenience stores pursuant to at-will arrangements and 13 are located at various retailers on a test basis. The
6 ASCs located at gas and convenience stores are early kiosk versions of the ASC which the Company will be removing from each location and either scrapping or selling the equipment. The Company believes that such removal will not have a material impact upon its financial condition or results of operations. Although ASCs deployed increased during fiscal year 1996, machine sales revenue in the amount of $313,496 was deferred by reason of sales made with retailer return options. Further, the reduction in unit selling price resulted in approximately $113,000 reduction in machine sales revenue during fiscal year 1996 as compared to fiscal year 1995.

    In order to increase the number of ASC installations to produce greater package shipping revenue, the Company introduced a new marketing program in 1995 which offered retailers a limited return option. This program allows the Company or the retailer to terminate the lease if certain criteria related to package volume, retailer advertising and promotion and consumer acceptance are not met within the first twelve months of the ASC's operation. A sale under this program is recorded as deferred revenue which is recognized as revenue as the return rights lapse. During fiscal year 1996, approximately 62% of ASC sales were made with this option. As of June 30, 1996, the Company had deferred recognition of $313,496 of revenue related to this program and $238,106 of related cost. As of June 30, 1996, return privileges were exercised with respect to 17 ASCs. Since June 30, 1996, six additional ASCs have been returned to the Company, and are being relocated. The Company is also responsible for ongoing maintenance of the ASCs. As of June 30, 1996, the Company had deferred a total of $106,206 for such maintenance obligations. The Company recognizes deferred maintenance revenue over the term of the maintenance agreement, generally five years.

    While the Company's package shipping revenues were higher for the fiscal year ended June 30, 1996, its net sales for this period were actually less than those for the fiscal year ended June 30, 1995, due to the deferral of $313,496 of revenue related to ASCs leased with return privileges. Cost of sales for the fiscal year ended June 30, 1996 consisted of package shipping revenue costs of $502,708 and machine production costs of $181,087. For the fiscal year ended June 30, 1995, cost of sales were comprised of package shipping service costs of $149,750 and machine productions costs of $454,548. Gross margins decreased from 17% to 4%, reflecting the Company's strategic decision to lower the price of its ASCs in an effort to increase market share through increased installations. The Company's decision to lease its ASC at its manufactured cost reduced its gross margin by approximately $3,000 per unit. In addition, increased training and installation expenses reduced the gross margin on ASC placement by approximately $900 per unit. The reduction in the gross margin was partially offset by the Company reducing its cost to manufacture ASCs through production and purchasing efficiencies that increased the gross margin by $2,400 per Unit. The Company expects this strategy to produce greater package shipping volume and revenue through increasing the number of installations.

    General and administrative expenses increased by $655,763 or 69% from $953,491 for the fiscal year ended June 30, 1995 to $1,609,254 for the fiscal year ended June 30, 1996. Of the increase, $320,292 is attributed to additions to staff within the sales and operations areas, and $172,990 is the result of additional expenses related to depreciation, service and maintenance of installed ASCs. The remaining $162,481 increase is associated with increased expenses related to promotion, travel and general and administrative expenses. Interest expense increased from $137,174 for the fiscal year ended June 30, 1995 to $378,837 for the fiscal year ended June 30, 1996 primarily related to the bridge financing obtained by the Company in December 1995. The net loss for the fiscal year ended June 30, 1996 was $2,184,287, or $1.13 per share, compared to a net loss of $1,195,314, or $.73 per share, for the fiscal year ended June 30, 1995.

    Research and development expenses for fiscal year 1996 were $247,053 which exceeds those incurred in fiscal year 1995 due to development of stand-alone versions of the ASC and development of software for the Company's UPS Canada product.

    FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    During fiscal year 1995, the Company's financial results were affected by its move from a development stage company to an operating company. Revenues increased with the introduction of the Company's ASC to the marketplace as did related sales and marketing expenses. While the Company will continue to face development costs in the future, expenses have significantly shifted to general and administrative expenses.

    In the first quarter of fiscal year 1995, the Company completed tooling and manufacturing specifications in order to begin full production of its ASC. In the second quarter of fiscal year 1995, the Company began selling ASCs directly through its own sales personnel and through indirect sales channels utilizing independent sales representatives. Further, the Company introduced various methods of marketing, including direct contacts, advertising, telemarketing and appearance at industry trade shows. At June 30, 1995 the Company had installed ASCs in 78 locations in 16 states. Revenues for this period were generated from the sale of ASCs to third party leasing companies which leased the ASCs to retailers. In addition to equipment sales, revenues were generated from the sale of package shipping services at each location. The Company also introduced a new product line of packaging supplies to complement its shipping services. Revenues for fiscal year 1995 totaled $725,729 consisting primarily of ASC machine sales of $564,652. Cost of sales for this period were comprised of machine production costs of $454,548 and package shipping service costs of $149,750. Research and development expenses for fiscal year 1995 were $226,080 compared to $769,324 for fiscal year 1994. Gross margins between the periods remained substantially the same at 17% in 1995 and 20% in 1994. The Company used its limited resources in 1995 to increase marketing and sales efforts and curtailed research and development of its new products.

    Loss from operations related to package shipping for the fiscal year ended June 30, 1995 totaled $44,397 compared to $34,459 for the fiscal year ended June 30, 1994. The increase is due primarily to increased costs associated with advertising and promotion. Loss from operations related to machine and other sales for the fiscal year ended June 30, 1995 totaled $1,013,743 compared to $1,200,324 for the fiscal year ended June 30, 1994. The decrease is due primarily to a decrease in research and development expenses.

    During fiscal year 1994, the Company completed the basic design of its ASC. During this period, the Company placed six additional ASCs in retail locations, primarily to test grocery store markets. Net sales of

$80,809 during this period were derived primarily from package shipping revenue generated from the operation of 11 test market ASCs, including a pilot test unit at the UPS service center in Eau Claire, Wisconsin.

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital (current assets less current liabilities) increased from $1,478,951 deficit as of June 30, 1995 to a positive $2,972,701 as of June 30, 1996. On May 29, 1996, the Company completed the sale of 1,750,000 shares of common stock, which resulted in net proceeds after expenses of $5,122,390. On June 30, 1996, the Company used $1,917,700 of offering proceeds to retire debt and bridge loan financing.

    From June 1992 through November 1994, the Company's activities were primarily focused on research and development and the acquisition of initial start-up capital through the private sales of securities and loans from principal shareholders. Between July 1, 1992 and June 30, 1996, the Company sold 1,964,469 shares of common stock, resulting in gross proceeds from these sales totaling $5,772,790. In addition, during this same period of time the Company issued 46,622 shares of common stock in exchange for services valued at $152,181. The above transactions were effected at prices ranging from $3.00 to $4.00 per share.

    Between July 1, 1992 and June 30, 1996, the Company issued 1,014,911 shares of common stock in transactions involving the conversion of $3,089,340 of debt. These included transactions in October 1995 in which the Company entered into agreements with several secured and unsecured debt holders to convert their outstanding notes into shares of the Company's common stock. This restructuring decreased the current liabilities of the Company by $959,671, and reduced the Company's long-term liabilities by $300,000. The conversion transactions decreased the Company's shareholders' deficit by $1,259,671, and increased the Company's outstanding shares of common stock by 419,890 shares. In addition to the debt conversion, the Company purchased 200,000 shares of the Company's common stock from certain insiders for a nominal amount. As part of the restructuring plan, the Company also reduced the number of outstanding warrants to purchase common stock by 70,000. The aforementioned share and warrant repurchases, and the debt conversions, were entered into by the secured and unsecured debt holders on the condition that the Company would receive at least $1,350,000 of the financing by April 28, 1996. In December 1995, the Company met this condition by completing a bridge financing transaction, pursuant to which the Company sold 78 Bridge Units, each Bridge Unit consisting of a $25,000 principal amount Bridge Note and a Bridge Warrant to purchase 5,000 shares of the Company's common stock. The bridge financing resulted in gross proceeds to the Company of $1,950,000 and the issuance of Bridge Warrants to purchase an aggregate of 390,000 shares of common stock exercisable at $2.80 per share.

    As part of the foregoing restructuring, a $250,000 line of credit with a bank was repaid by an investor who had guaranteed the line and was converted to 83,333 shares of common stock. Because the net proceeds from the bridge financing were sufficient to meet the Company's working capital needs, it has not replaced the line of credit.

    During 1994 and 1995, the Company completed a series of debt financing transactions. During the fiscal year ended June 30, 1994, the Company borrowed $565,000 from a related party. These borrowings were evidenced by several secured and unsecured notes bearing annual interest rates between 8 to 12%. In connection with the borrowings, warrants were granted to the lenders to purchase a total of 156,250 shares of the Company's common stock at prices ranging from $2.96 to $4.00 per share.

    During the fiscal year ended June 30, 1995, the Company borrowed $560,000 from related parties and $250,000 from a financial institution supported by the guaranty of a related party. These borrowings were evidenced by several secured and unsecured notes bearing annual interest rates between 7.75 to 13%. In connection with the borrowings and guaranty, warrants were granted to the parties to purchase a total of 182,000 shares of the Company's common stock at prices ranging from $2.96 to $4.00 per share.

    During the fiscal year ended June 30, 1996, the Company completed bridge financing, borrowing $1,950,000 from investors in a private placement. In addition, the Company borrowed $200,000 from a former employee of the Company. These borrowings were evidenced by several unsecured notes bearing annual interest rates between 9.75 and 10%. In connection with the borrowing from the former employee, warrants were granted to purchase a total of 50,000 shares of the Company's common stock at $3.50 per share.

    In April 1996, the Company entered into a non-binding letter of intent with Kinko's relating to the installation of up to 100 ASCs in Kinko's stores by December 31, 1996 and up to a total of 200 ASCs by December 31, 1997. Kinko's would be obligated under the proposed agreement to use its best efforts to provide the opportunity for such installations at stores operated by Kinko's and its partners. Under the proposed agreement, Kinko's would not, be obligated to provide any specified number of ASC installations. If the Company enters into a definitive agreement with Kinko's, it will be committed to manufacture and install up to 200 ASCs at a cost of approximately $1 million. The Company anticipates using current funds available, together with internally-generated cash flow to fund the Kinko's ASC installation cost. The Company is in the process of negotiating its contract with Kinko's. No assurance can be given that the Company will conclude a satisfactory agreement with Kinko's. The Company may also seek commercial financing from third parties for a portion or all of the installations proposed for Kinko's. There can be no assurance that such financing will be available to the Company on terms satisfactory to it.

    Ownership changes, if any, resulting from the conversion of long-term debt to common stock or the issuance of additional convertible debt or common stock will limit future annual realization of the tax net operating loss carry-forwards to a specified percentage of the value of the Company under
Section 382 of the Internal Revenue Code.

    The financial statements of the Company were prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,264,466 and $1,195,314 for fiscal years 1994 and 1995, respectively, and a loss of $2,184,287 for the fiscal year ended June 30, 1996, and had an accumulated deficit of $5,343,295 at June 30, 1996.

CONCENTRATIONS OF CREDIT RISK

    Concentrations of credit risk with respect to accounts receivable for package revenues are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company generally does not require collateral or other security for customer receivables. The Company sells ASCs to third-party leasing companies and, at times, could maintain individually significant receivable balances with leasing companies. There were no accounts receivable from leasing companies at June 30, 1996. Company credit card accounts receivable are monitored and controlled through credit checks, verification of bank references and regular monitoring.

SEASONALITY AND INFLATION

    The Company's package shipping revenues generally follow retail sales trends, with the fall season (September through December) generating the highest revenues for the year, due primarily to the back-to-school and holiday seasons, and the first quarter generating the lowest revenues for the year. The Company estimates that package shipping revenues recognized during the September through December period represent approximately 39% of annual package shipping revenues. The Company does not believe inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    THE COMPANY WISHES TO CAUTION SHAREHOLDERS AND PROSPECTIVE INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD IN THE FUTURE AFFECT THE COMPANY'S ACTUAL OPERATING RESULTS, AND THAT SUCH RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE. THE ORDER IN WHICH SUCH FACTORS APPEAR BELOW SHOULD NOT BE CONSTRUED TO INDICATE THEIR RELATIVE IMPORTANCE OR PRIORITY.

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY

    The Company entered it current business in 1992 and has had a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. For the year ended June 30, 1996, the Company's net sales were $713,348. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss thorough its current fiscal year. For the year ended June 30, 1996, the Company incurred net losses of $2,184,287. As of June 30, 1996, the Company had an accumulated deficit of $5,343,295. As of June 30, 1996, the Company had working capital of $2,972,701. There can be no assurance that the Company will achieve profitable operations.

MARKET ACCEPTANCE OF PRODUCTS

    A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of ASCs at retail and other business locations. This is an undeveloped market and there can be no assurance that such demand will develop. Furthermore, even if demand does arise, there can be no assurance that the Company's product will gain broad market acceptance. The Company has ASCs in 24 states. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of carriers, and carriers affiliated with direct air carriers, including UPS, Federal Express, Roadway Package System, Inc. ("RPS"), DHL Worldwide Services ("DHL") and Airborne Express ("Airborne"). These established carriers, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASC in preference to the shipping services offered by its competitors or potential competitors.

DEPENDENCE UPON CARRIERS

    The Company is dependent upon UPS to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain arrangements with UPS or to develop relationships with other package carriers, would cause an interruption of service to the Company's customers and would have a material adverse effect upon its business. The Company has no control over the nature, cost or availability of services provided by any carrier and has no long term contracts with such carriers.

SUBSTANTIAL INVESTMENT IN EQUIPMENT

    As a part of its business strategy, the Company seeks to place ASCs, at its own expense, in locations that have the potential to generate high package volume and with businesses that have multiple strategic locations, such as business centers, grocery stores and other service provider chains. Although the Company has been able to sell ASCs with financing from third party lessors, no assurance can be given that such financing will be available in the future.

RELIANCE UPON THIRD PARTIES FOR LEASE FINANCING

    To date, the Company has relied almost exclusively upon third parties to provide lease financing for ASCs marketed to retailers. Although the Company intends to finance an increased number of Company owned and customer leased ASCs, the Company intends to continue to seek lease financing for ASCs. In the event the Company should be unable to maintain relationships with third parties to provide lease financing for ASCs, its business could be adversely affected.

ABILITY TO FORM STRATEGIC RELATIONSHIPS

    The Company's strategy includes the formation of strategic relationships with major carriers and retailers. The Company believes that relationships with carriers will enable it to deploy its proprietary technology in the market by leveraging a carrier's established service and distribution channels. The Company has had limited success to date in forming a strategic relationship with a carrier. The Company has also sought to establish relationships with multi-site retailers. To date, the Company has had limited success in creating relationships with some retailers.

DEPENDENCE ON PROPRIETARY RIGHTS

    The Company's success will depend upon its ability to protect its proprietary technology, for which it relies on a combination of patent, copyright, trademark and trade secret laws. Although the Company has received patents for its ASC, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the product. The Company believes that one or more major carriers, all of which have greater financial, technical and marketing resources than the Company, have attempted to develop or purchase products or technologies competitive with the Company's ASCs.

FRANCHISE REGULATION

    The Federal Trade Commission regulates the offer and sale of franchises under its "Franchise Rule," a regulation which sets forth standards mandating disclosure of information before the sale of a franchise or business opportunity. Additionally, several states, including Minnesota, have laws and rules which regulate various aspects of franchising and the sale of business opportunities. The Company believes that its programs for the sale, lease or placement of ASCs do not constitute franchises or business opportunities within the meaning of the Franchise Rule or such state laws. If the Company should be required to comply with such laws or rules it would incur substantial costs, delays and other burdens associated with various franchise registration and disclosure compliance obligations. In addition, there can be no assurance that other governmental regulations will not hinder the Company's plans. A finding that the Company has violated state franchise laws or regulations of the Franchise Rule could result in administrative, civil or criminal actions against the Company and could materially and adversely affect its business. In addition, if the Company is found to have violated franchise laws, certain persons entitled to the benefit of such laws may have the right to rescind their purchases or leases of the Company's ASCs, in addition to recovering damages, interest and attorneys' fees.

COMPETITION

    The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both Federal Express and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operates competing machines in the market that are comparable to the form and function of the Company's ASC. The Company competes with major air express carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, all of which deploy large numbers of "drop boxes" which may compete with the Company's ASCs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ASCs. The Company also faces intense competition from the related service industry providing package collection services, such as mail and packaging stores. In addition, the Company's competitors and the dominant package shippers, all of which have greater resources than the Company, could develop products competitive with the Company's ASCs.

TECHNOLOGICAL RISKS

    The Company anticipates that any market which develops for automated shipping services will be characterized by rapidly changing technology and user preferences. Such market will likely be heavily influenced by the preferences and acceptance of such technology by major package and parcel carriers. There can be no assurance that future products or technology developed by others will not render obsolete the Company's technology. Failure on the part of the Company to develop new technology to meet competitive challenges may adversely affect the Company's prospects.

UNINSURED OBLIGATIONS TO SHIPPING CUSTOMERS

    The Company or a retailer with whom a package is deposited may have exposure to a customer to the maximum extent of the declared value of the package in the event of its damage or destruction while in the possession of the Company or a retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transaction documentation. The Company, however, has no insurance which would protect it against such losses.

QUARTERLY REVENUE FLUCTUATION; SEASONALITY

    The Company expects to experience continued and substantial fluctuations in revenue due to seasonal changes which affect the volume of package shipping transactions. Such fluctuations create significant imbalances in the Company's cash flow. Potential investors and shareholders should not, therefore, rely on individual quarterly results as being indicative of the Company's overall performance.

ITEM 7.   FINANCIAL STATEMENTS



                   U-SHIP, INC. AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS

                   AS OF JUNE 30, 1996 AND 1995

                   TOGETHER WITH REPORT OF

                   INDEPENDENT PUBLIC ACCOUNTANTS

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U-Ship, Inc.:

We have audited the accompanying consolidated balance sheets of U-Ship, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Ship, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred net losses of $2,184,287 and $1,195,314 for the years ended June 30, 1996 and 1995, respectively. This factor, among others, as discussed in Note 1, raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,

  August 15, 1996

                            U-SHIP, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                    As of June 30

                                                          1996          1995
                                                      ----------    ----------
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $4,822,785    $   41,853
  Accounts receivable                                     59,135        55,604
  Inventories                                            822,393       446,936
  Prepaid expenses and other                              12,208        10,741
                                                      ----------    ----------
    Total current assets                               5,716,521       555,134
                                                      ----------    ----------

PROPERTY AND EQUIPMENT:
  Shipping centers                                        87,045        56,773
  Furniture, fixtures and equipment                      365,003       292,679
  Less- Accumulated depreciation                        (230,704)     (117,940)
                                                      ----------    ----------
    Total property and equipment, net                    221,344       231,512

OTHER ASSETS, net                                         76,964        73,485
                                                      ----------    ----------
                                                      $6,014,829    $  860,131
                                                      ----------    ----------
                                                      ----------    ----------

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current maturities of long-term debt and
   notes payable                                      $   28,173    $  947,437
  Deferred revenue                                       419,702        68,063
  Checks issued not yet presented for payment          1,851,365             -
  Accounts payable                                       194,227       675,445
  Accrued liabilities                                    250,353       343,140
                                                      ----------    ----------
    Total current liabilities                          2,743,820     2,034,085

LONG-TERM DEBT, net of current maturities                 30,263       346,926
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 7)

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.004 par value; 25,000,000
   shares authorized; none issued and outstanding              -             -
  Common stock, $.004 par value; 75,000,000 shares
   authorized; 3,916,573 and 1,754,867 issued and
   outstanding, respectively                              15,666         7,019

  Additional paid-in capital                           8,548,875     1,631,109
  Warrants                                                19,500             -
  Accumulated deficit                                 (5,343,295)   (3,159,008)
                                                      ----------    ----------
    Shareholders' equity (deficit)                     3,240,746    (1,520,880)
                                                      ----------    ----------
                                                      $6,014,829    $  860,131
                                                      ----------    ----------
                                                      ----------    ----------

The accompanying notes are an integral part of these consolidated balance sheets

                            U-SHIP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                              For the Year Ended June 30


                                                          1996          1995
                                                      ----------    ----------

REVENUES:
  Package shipping                                   $   539,767   $   150,639
  Machine sales                                          159,021       564,652
  Other                                                   14,560        10,438
                                                     -----------   -----------
     Net sales                                           713,348       725,729

COST OF SALES                                            683,795       604,298
                                                     -----------   -----------

GROSS PROFIT                                              29,553       121,431

GENERAL AND ADMINISTRATIVE EXPENSES                    1,609,254       953,491

RESEARCH AND DEVELOPMENT EXPENSES                        247,053       226,080
                                                     -----------   -----------
LOSS FROM OPERATIONS                                  (1,826,754)   (1,058,140)

INTEREST EXPENSE                                         378,837       137,174

INTEREST INCOME                                           21,304             -
                                                     -----------   -----------
NET LOSS                                             $(2,184,287)  $(1,195,314)
                                                     -----------   -----------
                                                     -----------   -----------

NET LOSS PER SHARE                                   $     (1.13)  $      (.73)
                                                     -----------   -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   1,930,786     1,628,759
                                                     -----------   -----------
                                                     -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                            U-SHIP, INC. AND SUBSIDIARIES
              Consolidated Statements of Shareholders' Equity (Deficit)


                                                    Common Stock
                                             -------------------------      Paid-In                     Accumulated
                                              Shares         Amount        Capital       Warrants        Deficit          Total
                                            ----------     ----------    -----------   ------------    -----------      ---------

BALANCE, June 30, 1994                       1,563,283     $    6,253     $1,030,842   $          -    $(1,963,694)     $(926,599)

  Sale of common stock at $3.20 per share
   in September                                 23,438             94         74,906              -              -         75,000
  Sale of common stock at $3.20 per share
   in April                                     11,250             45         35,955              -              -         36,000
  Sale of warrants to purchase common stock
   in May                                            -              -            100              -              -            100
  Sale of common stock at $3.00 per share
   in June                                      21,667             87         64,911              -              -         64,998
  Issuance of common stock for the
   retirement of debt at $3.20 per share
   in December                                 127,242            509        406,664              -              -        407,173
  Issuance of common stock for services at
   $3.80 per share in June                       4,250             17         16,141              -              -         16,158
  Issuance of common stock in exchange for
   interest-free loan                            3,750             14          1,590              -              -          1,604
  Net loss                                           -              -              -              -     (1,195,314)    (1,195,314)
                                            ----------     ----------    -----------   ------------    -----------      ---------

BALANCE, June 30, 1995                       1,754,880          7,019      1,631,109              -     (3,159,008)    (1,520,880)

  Sale of common stock at $3.00 per share
   from July to November                        34,333            137        102,863              -              -        103,000
  Cancellation of shares in October           (200,000)          (800)           795              -              -             (5)
  Issuance of common stock for the retirement
   of debt at $3.00 per share in October       419,890          1,680      1,257,991              -              -      1,259,671
  Issuance of warrants                               -              -              -         19,500              -         19,500
  Issuance of stock for lease financing
   services at $3.50 per share                     750              3          2,622                             -          2,625
  Repurchase of incremental shares                 (34)             -           (155)             -              -           (155)
  Public offering of common stock            1,750,000          7,000      5,115,390              -              -      5,122,390
  Conversion of bridge notes at $2.80 per
   share                                       156,754            627        438,260              -              -        438,887
  Net loss                                           -              -              -              -     (2,184,287)    (2,184,287)
                                            ----------     ----------    -----------   ------------    -----------      ---------
BALANCE, June 30, 1996                       3,916,573        $15,666     $8,548,875        $19,500    $(5,343,295)    $3,240,746
                                            ----------     ----------    -----------   ------------    -----------      ---------
                                            ----------     ----------    -----------   ------------    -----------      ---------


The accompanying notes are an integral part of these consolidated financial statements.

                            U-SHIP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                              For the Year Ended June 30


                                                          1996          1995
                                                      ----------    ----------

OPERATING ACTIVITIES:
 Net loss                                            $(2,184,287)  $(1,195,314)
 Adjustments to reconcile net loss to net
  cash flows used for operating activities-
   Depreciation and amortization                         136,468        99,505
   Common stock issued for services                        2,625        17,762
   Change in current operating items:
    Checks held, not yet presented for payment         1,851,365             -
    Accounts receivable                                   (3,531)      (51,850)
    Advance to officer                                         -        36,066
    Inventories                                         (375,457)     (414,987)
    Prepaid expenses and other                            (1,467)      (42,100)
    Accounts payable                                    (316,548)      250,064
    Accrued liabilities and deferred revenue             258,852       340,008
                                                     -----------   -----------

     Cash used for operating activities                 (631,980)     (960,846)
                                                     -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                    (129,779)     (189,433)
                                                     -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term debt        2,248,509     1,211,001
 Payments on notes payable and long-term debt         (1,931,049)     (198,751)
 Sale of common stock                                  5,225,236       176,098
 Cancellation of shares                                       (5)            -
                                                     -----------   -----------
     Cash provided by financing activities             5,542,691     1,188,348
                                                     -----------   -----------

NET INCREASE IN CASH                                   4,780,932        38,069

CASH AND CASH EQUIVALENTS, beginning of year              41,853         3,784
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of year               $ 4,822,785   $    41,853
                                                     -----------   -----------
                                                     -----------   -----------

NONCASH TRANSACTIONS:
 Conversion of debt to common stock                  $ 1,095,001   $   407,173
 Conversion of payables to common stock                  164,670             -
 Common stock issued for services or property              2,625        17,762
 Conversion of bridge notes to common stock              438,887             -

CASH PAID DURING THE PERIOD FOR:
 Interest                                                189,684        22,209
 Income taxes                                                  -             -
                                                     -----------   -----------
                                                     -----------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                            U-SHIP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995 AND 1996

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

U-Ship, Inc. (the Parent) has two subsidiaries, U-Ship International, Ltd. (International) and U-Ship America, Inc. (America). International is in the business of developing, manufacturing and operating equipment used as automated self-service package shipping systems. America is an inactive subsidiary. U-Ship, Inc. and its subsidiaries are collectively referred to herein as the Company.

Since inception (September 30, 1991) through June 30, 1994, the Company was a development stage enterprise, having devoted substantially all of its efforts to proprietary product development and providing prototype products to certain customers. Such efforts also included raising capital and acquiring and constructing property and equipment. Although the Company began actively selling its products during 1995 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future.

The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $2,184,287 and $1,195,314 for the years ended June 30, 1996 and 1995, respectively. The Company's ability to continue present operations, further develop potential proprietary products and operate as a going concern is contingent upon approval, acceptance and sales of the Company's products and the ability to obtain financing that might not be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Parent, International and America. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments, primarily in commercial paper and money market accounts, that are readily convertible into known amounts of cash and that have original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                                  June 30,    June 30,
                                                     1996       1995
                                                  ---------    --------

        Raw materials and work components         $490,342     $446,936
        Finished goods at customer sites           332,051            -
                                                  --------     --------
                                                  $822,393     $446,936
                                                  --------     --------
                                                  --------     --------

REVENUE RECOGNITION

The Company generates revenue from two primary sources: the sale of automated shipping centers and the per package shipping revenue generated from ongoing shipping volume. Revenues are also derived, to a lesser extent, from the sale of shipping supplies and maintenance contracts.

The Company generally recognizes revenue from sales of shipping systems upon delivery and installation. Certain sales agreements allow the customer to return the shipping system under certain circumstances within the first 12 months. Such revenue and related costs are deferred until return rights lapse.

Package shipping revenue is recognized when the package is shipped. Revenue from maintenance contracts is deferred and recognized over the period of the related agreement.

The components of deferred revenue are as follows:

                                                 June 30,     June 30,
                                                    1996         1995
                                                  ---------    --------
           Machine sales                         $ 313,496    $      -
           Maintenance contracts                   106,206      68,063
                                                  ---------    --------
                                                 $ 419,702    $ 68,063
                                                  ---------    --------
                                                  ---------    --------

Most of the automated shipping center sales are financed by third-party equipment lessors. The lessor has certain recourse to the Company in the event of customer default or return of the automated shipping center, primarily to remarket the automated shipping center on a best-efforts basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to accounts receivable for package revenues are limited due to the large number of customers comprising the Company's customer base and their geographical dispersion. The Company generally does not require collateral or other security for customer receivables. The Company sells automated shipping centers to third-party leasing companies and, at times, could maintain individually significant receivable balances with primary leasing companies. Receivables from leasing companies comprised 49% of accounts receivable at June 30, 1995. Company credit card receivables are monitored and controlled through credit checks, verification of bank references and regular monitoring. Allowance for doubtful accounts is evaluated periodically based on management's evaluation of collectibility, historical experience and other economic factors.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and betterments are capitalized, and maintenance and repairs which do not improve or extend the lives of the respective assets are charged to operations. Depreciation is provided using the straight-line method for financial reporting purposes as follows:

                 Shipping centers                          5 years
                 Furniture, fixtures and equipment       3-5 years

OTHER ASSETS

Other assets primarily represent costs related to the automated shipping machine patents. These costs are amortized over five years.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred.

NET LOSS PER SHARE

Net loss per share was computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the effects of options and warrants which are assumed to be exercised or converted into common stock at the beginning of the period. Pursuant to Securities and Exchange Commission rules, shares of stock sold and stock options and warrants granted within one year of the date of the initial public offering have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Shares canceled within one year of the initial public offering have been reflected as if they had been canceled for all periods presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate outcomes could differ from those estimates.

NEW PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company anticipates adopting

SFAS No. 121 on July 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operation of the Company.

2.  LONG-TERM DEBT AND NOTES PAYABLE:

Long-term debt consisted of the following:

                                                                 June 30
                                                       ------------------------
                                                          1996          1995
                                                      ----------    ----------
Promissory note to related party, interest
 at a rate equal to the reference rate, as
 defined, plus 4%, collateralized by all
 assets of the Company, converted to common
 stock at $3.00 per share in October 1995             $        -    $  350,000

Subordinated debenture, 10%, converted to
 common stock at $3.00 per share in October 1995               -       350,000

Line of credit, 7.75%, converted to common
 stock at $3.00 per share in October 1995                      -       250,000

Promissory note to a related party, 10%,
 converted to common stock at $3.00 per share
 in October 1995                                               -        70,000

Demand notes payable to shareholders, 8%,
 unsecured, $75,000 converted to common stock
 at $3.00 per share in October 1995, remainder
 repaid in 1996                                                -       111,945

Capital lease obligations                                 31,646        47,825

Other                                                     26,790       114,593
                                                      ----------    ----------
     Total                                                58,436     1,294,363

Less- Current maturities                                 (28,173)     (947,437)
                                                      ----------    ----------
     Total long-term debt                             $   30,263    $  346,926
                                                      ----------    ----------
                                                      ----------    ----------

Substantially all of the debt outstanding at June 30, 1995 was converted to equity during October 1995 (see Note 4). Interest paid to related parties totaled $44,150 and $50,158 for the years ended June 30, 1996 and 1995, respectively.

Maturities of long-term debt as of June 30, 1996 are as follows: $28,173 in 1997, $27,555 in 1998 and $2,708 in 1999.

3.  INCOME TAXES:

As of June 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $4,727,000. These income tax net operating loss carryforwards expire beginning in the year 2005. Because of the lack of profitability, a valuation allowance equal to the deferred tax asset has been recorded.

Ownership changes, if any, resulting from the conversion of long-term debt to common stock or the issuance of additional convertible debt or equity ownership will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

4.  CAPITAL STOCK:

COMMON STOCK

During 1996, the Company sold an additional 1,784,333 shares of common stock at $3.00 to $3.50 per share for $5,225,390. During 1995, the Company sold 56,355 shares of common stock at $3.00 to $3.20 per share for $175,784.

In addition to the above sales of common stock for cash, the Company has issued shares of stock for services rendered. During the years ended June 30, 1996 and 1995, the Company issued 750 and 8,000 shares for services, property and equipment, and interest forgone on loans to the Company. The Company recognized expense for such shares issued totaling $2,625 and $17,762 for the years ended June 30, 1996 and 1995, respectively.

The Company's board of directors declared a 1-for-4 reverse stock split during January 1996, which was effected on February 29, 1996, the date of shareholder approval. The stock split has been retroactively reflected in the accompanying financial statements.

RECAPITALIZATION AND FINANCING:

On September 18, 1995, the board of directors approved a recapitalization program which was effected in October 1995. This program included the conversion of $1,259,671 of debt and payables to common stock, a reduction in the number of outstanding shares of common stock by 200,000 shares, and a reduction in the number of outstanding warrants to purchase common stock by 70,000 shares.

Further, on December 15, 1995, the Company closed a $1,950,000 bridge financing arrangement in which the Company received net proceeds of $1,808,673. The financing was offered in the form of a unit which included $25,000 in principal and a warrant to purchase common stock. Fifty percent of the principal amount of the bridge notes were convertible at the option of the holder to common stock for a period of 20 days following the initial public offering at $2.80 per share. Bridge note holders elected to convert $438,887 into 156,754 shares of common stock in June 1996.

Warrants to purchase 390,000 shares were issued as part of this financing. The warrants are exercisable to purchase common stock beginning September 30, 1996 and terminating five years from the date of issuance. The exercise price of these warrants is $2.80 per share.

PUBLIC OFFERING

On May 29, 1996, the Company completed a public offering of 1,750,000 shares of common stock at an offering price to the public of $3.50 per share. Additionally, the Company closed on the underwriter's overallotment of an additional 100,000 shares of common stock on July 3, 1996. Net proceeds to the Company (excluding the overallotment) totaled $5,122,390. In connection with the public offering of common stock, the Company sold the underwriter a 5-year warrant to purchase up to 175,000 shares of the Company's stock at $4.20 per share. The proceeds were used by the Company to retire the bridge notes, repay other debt and construct additional automated shipping centers.

WARRANTS

During fiscal year 1995, the Company issued 163,945 warrants to purchase common stock at prices ranging from $3.50 to $5.20 per share to various shareholders and investors as part of capital stock and financing transactions. These warrants expire at various dates through fiscal year 2000. In addition to the warrants issued to the underwriter and bridge note holders, the Company issued 134,421 warrants during fiscal year 1996 in exchange for capital stock and financing transactions. These warrants are exercisable at $3.63 to $4.00 per share through 2003.

Warrants outstanding at June 30, 1996 totaled 1,086,571, exercisable at prices ranging from $2.80 to $5.20 per share through 2003.

5.  STOCK OPTION PLAN:

During 1995, the Company established an employee stock option plan which reserves 450,000 shares of the Company's common stock. Under the plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees and contractors at a price of not less than 100% of the fair market value at the time of the grant for incentive stock options. As of June 30, 1996, options to purchase 47,000 shares of common stock at $3.50 per share were outstanding and exercisable.

Prior to June 30, 1994, the Company granted options to purchase up to 42,500 shares of restricted common stock to former officers and service providers of the Company at $4.00 per share. These options expire in October 1997 and are not part of the aforementioned stock option plan.

In January 1996, the Company adopted the 1996 Director Stock Option Plan authorizing up to 100,000 options to be issued. These options expire within five years of grant and are exercisable at 100% of the fair market value at the date of grant. As of June 30, 1996, 30,000 shares were outstanding and exercisable at $4.875.

6.  RELATED-PARTY TRANSACTIONS:

In January 1995, the Company established a bank line of credit of $250,000 which was supported by the personal guarantee of a private investor. In consideration for his personal guarantee, the investor received warrants for the purchase of 62,500 shares of common stock. In October 1995, the investor assumed the bank's right to receive payment under the line of credit and converted the $250,000 remaining on the line of credit to 83,333 shares of common stock.

In addition to the transactions described in Note 2, the Company had an agreement with a consulting firm to develop a long-term business strategy for the Company as well as work on other short-term organizational issues. The consulting firm is owned by a director of the Parent. The agreement called for monthly payments of $10,000 through October 1994 for a total of $60,000.

7.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

In February 1995, the Company entered into a lease for office/warehouse space. The lease calls for monthly rent payments of $10,386 including certain operating expenses and real estate taxes through March 31, 1999. The

Company also granted stock warrants totaling 5,775 shares, exercisable at $4.00 per share and expiring February 28, 2000, to the landlord (see Note 4).

Minimum rental payments under the leases are as follows:

            Year Ending June 30
            ----------------------

            1997                            $81,664
            1998                             93,124
            1999                             78,723

LITIGATION

The Company is involved in legal proceedings incidental to the normal course of business. Although the ultimate outcome of these matters cannot be determined, management believes that the final disposition of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

SHIPPING CLAIMS

The Company may have exposure to a customer to the maximum extent of the declared value of a shipped package in the event of its damage or destruction while in the possession of the Company or the retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transactions documentation; however, the Company has no insurance which would protect it against losses from shipping claims. Through June 30, 1996, claims against the Company have not been significant. The Company maintains reserves for shipping claims based on past experience.

EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement with a key employee that expires in December 1996. Such agreement provides for an annual salary of approximately $110,000.

8.  SEGMENT REPORTING:

The operations of the Company are divided into two business segments for financial reporting purposes. The package shipping segment derives revenues from packages shipped at the automated shipping centers. The machine sales segment derives revenues from the sale of automated shipping centers to third-party leasing companies and retailers. Operating expenses that are not directly traceable to an industry segment have been allocated based on management's assessment of costs incurred by affected industry segments.

Financial information by business segment is as follows as of or for the year ended June 30:



                                                      Machine Sales
                                                       and Other
                                         Package       ----------
                                         Shipping                     Corporate        Total
                                        ---------                     ---------     ----------

1996:
 Sales                                  $ 547,432     $  165,916      $       -     $  713,348
 Loss from operations                    (130,253)    (2,054,034)             -     (2,184,287)
 Identifiable assets                       91,390        910,145      5,013,294      6,014,829
 Capital additions                              -        122,804          6,975        129,799
 Depreciation and amortization                  -        116,675         19,793        136,468

1995:
 Sales                                    160,444        565,285              -        725,729
 Loss from operations                     (44,397)    (1,013,743)             -     (1,058,140)
 Identifiable assets                       42,150        576,967        241,014        860,131
 Capital additions                              -        185,128          4,305        189,433
 Depreciation and amortization                  -         81,640         17,865         99,505


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The directors and executive offices of the Company are as follows:


    Name                Age                 Position(s)
    ----                ---  -------------------------------------------------

    Bruce H. Senske     41   Chief Executive Officer, Chief Financial Officer,
                             Treasurer and Director
    Bryan M. Virgin     39   Vice President, Marketing and Sales
    Kenneth W. Liles    41   Vice President, Technologies
    B. Richard Vogen    53   Secretary and Director
    Willis K. Drake     73   Director
    Donald L. Kotula    50   Director
    R. Michael Fox      50   Director
    Gary W. Ramsden     39   Director
    Ronald D. Schmidt   60   Director

    BRUCE H. SENSKE has served as the Company's Chief Executive Officer, Chief Financial Officer, Treasurer and a director since January 1993. From 1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, a division of the Pitney Bowes Company, a manufacturer of transportation management software systems. Mr. Senske also currently serves as Chief Executive Officer of both of the Company's subsidiaries.

    KENNETH W. LILES has served as the Company's Vice President of Technologies since March 1994. In September 1992, Mr. Liles founded Instrument Systems, Inc., a hardware/software integration consulting company, and served as its Chief Executive Officer through March 1994. Prior to 1992, Mr. Liles held various engineering positions with EG&G Automotive Research, Honeywell Inc., LTV -- Vought Aerospace Group, Control Data Corporation, Rosemount, Inc. and Pratt & Whitney Aircraft.

    BRYAN M. VIRGIN has served as the Company's Vice President, Marketing and Sales since June 1996. From August 1992 to May 1996, Mr. Virgin was Vice President of Marketing for Growing Healthy Inc., a frozen baby food company. From 1989 to 1992, Mr. Virgin was Vice President of Waters Molitor, Inc., a marketing and promotional consulting firm. Prior to that, Mr. Virgin held various positions at General Mills.

    WILLIS K. DRAKE, who joined the Company's Board in January 1995, is co-founder of Control Data Corporation. He is also founder, and former President and Chairman of DataCard Corporation, a major manufacturer of plastic transaction and identification cards, card personalization systems, and transaction automation terminals. Mr. Drake has been retired since 1983. However, as a director for Digi International, Analysts International, Inc. and Telident, Inc., Mr. Drake remains active in providing entrepreneurial, management, marketing and technical consultation to businesses in a variety of industries.

    R. MICHAEL FOX has been a director of the Company since June 1993. Mr. Fox has also been Chief Executive Officer of Matrix Associates, Inc. since 1989. Matrix Associates, Inc. is a marketing and consulting firm concentrating on mergers, acquisitions and turnarounds. Mr. Fox assists companies in defining their markets, and provides strategic direction in re-engineering and capital restructuring to improve profitability.

    DONALD L. KOTULA, who joined the Company's Board in January 1995, is founder of Northern Hydraulics, a major retailer of construction and light industrial equipment, tools and supplies. Mr. Kotula has served as President and Chief Executive Officer of Northern Hydraulics since 1981.

    GARY W. RAMSDEN served as the President of U-Ship International, Ltd., a subsidiary of the Company, from its inception in September 1991 to January 1993, and has served as director of U-Ship, Inc. since its merger with U-Ship International, Ltd. in June 1992 and is currently a realtor with Burnet Reality in Eau Claire, Wisconsin. From October 1989 to March 1991, Mr. Ramsden was employed in sales/management capacities for Crandell Moving and Storage, Incorporated in Altoona, Wisconsin. From July 1988 to September 1989, Mr. Ramsden was President of Five Star Moving Systems, Incorporated in Shoreview, Minnesota.

    RONALD D. SCHMIDT, who joined the Company's Board in June 1995, has been Chairman and Chief Executive Officer of Zytec Corporation, a designer and manufacturer of custom electronic power supplies used in the computer industry since 1984. Under Mr. Schmidt's leadership, Zytec received the Malcolm Baldridge National Quality Award in 1991 for quality manufacturing excellence. Mr. Schmidt held a variety of management positions with Control Data Corporation before acquiring Zytec from Control Data in a leverage buyout in 1984.

    B. RICHARD VOGEN, who joined the Company's Board in June 1993, founded Vocam Systems, Inc. in 1985, and served as its President and Chairman until its acquisition by the Pitney Bowes Company in 1990. After its acquisition by Pitney Bowes, Mr. Vogen continued to serve as President of the Vocam Systems division until June 30, 1994. Since that date, Mr. Vogen has served as an independent management consultant.

    The Company has engaged an executive search firm to assist it in the selection and hiring of a Chief Financial Officer and a Vice President of Marketing.

    To the Company's knowledge, based solely on a review of copies of reports filed with the Securities and Exchange Commission during fiscal year 1996, all applicable Section 16(a) filing requirements were complied with.

ITEM 10.  EXECUTIVE COMPENSATION


                                                                     Annual
                                                      Fiscal      Compensation
          Name and Principal Position                  Year          Salary
     --------------------------------------------- ------------- ---------------

    Bruce H. Senske
       Chief Executive Officer. . . . . . . . . . .   1996           $114,800
                                                      1995           $ 79,000
                                                      1994           $ 75,000

    No options have been granted by the Company to Mr. Senske. The Company has no retirement, pension, profit-sharing or insurance plans for officers and employees, other than an employee health insurance plan.

EMPLOYMENT AGREEMENTS

    Bruce H. Senske, Chief Executive Officer, Chief Financial Officer,
Treasurer and a director, is employed by the Company under an employment agreement dated January 1, 1993. Mr. Senske's employment agreement has been extended through calendar year 1996. Mr. Senske's employment agreement originally provided for a base salary of $75,000 per year, but was increased in July 1996 to $110,000 per year. In addition, Mr. Senske's employment agreement provides that he may not, either during or subsequent to his employment with the Company, disclose any information which is deemed confidential by the Company, or for a period of two years following his employment by the Company, solicit or assist others in doing so, any of the Company's then current employees to terminate their employment with the Company for the purpose of becoming employed by Mr. Senske. Also, Mr. Senske's employment provides that he must disclose to the Company any inventions which are conceived by him during the course of his employment by the Company and that he must assign to the Company all rights to such inventions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table contains certain information as of June 30, 1996 as to the number of shares of common stock beneficially owned by (i) each person known by the Company to own beneficially more than five percent (5%) of the Company's common stock, (ii) each person who is a director of the Company, and (iii) all persons who are directors and officers of the Company as a group, and as to the percentage of the outstanding shares held by them on such date. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.



                                                   AMOUNT AND NATURE OF         PERCENTAGE OF
NAME OF BENEFICIAL OWNER OR GROUP                 BENEFICIAL OWNERSHIP(1)  OUTSTANDING STOCK(10)
- ------------------------------------------------ -----------------------  -----------------------
Brewster Diversified Services, Inc.
  20 North Lake #316
  Forest Lake, MN  55025                              293,688(2)                        7.37%
Donald L. Kotula
  2800 South Cross Drive West
  Burnsville, MN  55337                               256,656(3)                        6.40%
Bruce H. Senske
  5583 West 78th Street
  Edina, MN  55439                                    246,442(4)                        6.18%
Gary W. Ramsden
  5896 Crocus Drive
  Eau Claire, WI  54701                                92,668(5)                        2.36%
B. Richard Vogen
  17883 179th Trail West
  Lakeville, MN  55044                                 52,951(6)                        1.35%
Willis K. Drake
  4530 West 77th Street, #198
  Minneapolis, MN  55044                               12,042(7)                         .31%
Ronald D. Schmidt
  10407 Fawns Way
  Eden Prairie, MN  55347                              12,000(8)                         .31%
R. Michael Fox
  7221 Ohms Lane
  Edina, MN  55439                                      5,750(9)                         .15%
All Directors and Officers as a Group (7 persons)     678,509                          16.44%



____________________
    (1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.

    (2) Includes 70,000 shares purchasable pursuant to the exercise of warrants.
    (3) Includes 31,770 shares held by Mr. Kotula, 132,010 shares held by Norquip Leasing, Inc. ("Norquip"), a company owned by Mr. Kotula, 5,375 shares purchasable pursuant to options and warrants held by Mr. Kotula and 87,500 shares purchasable pursuant to warrants held by Norquip.
    (4) Includes 69,235 shares purchasable pursuant to the exercise of warrants.
    (5) Includes 15,000 shares purchasable pursuant to the exercise of options.
    (6) Includes 18,250 shares purchasable upon the exercise of options and warrants.
    (7) Includes 5,375 shares purchasable pursuant to the exercise of options and warrants.
    (8) Includes 5,000 shares purchasable pursuant to the exercise of options
    (9) Represents 5,750 shares purchasable pursuant to the exercise of options and warrants.
    (10) Assumes no exercise of: (a) 957,737 shares of common stock issuable upon exercise of outstanding employee stock options, outstanding director stock options and warrants, including warrants issued in conjunction with bridge financing completed by the Company in December 1995, or up to 175,000 shares of common stock issuable upon exercise of warrants granted to the Underwriter in connection with the public offering completed by the Company in June 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BREWSTER TRANSACTIONS

    During the fiscal years ended June 30, 1994 and 1995, Brewster Diversified Services, Inc. ("Brewster") loaned the Company an aggregate of $705,000 evidenced by promissory notes. The loans, as amended, bore interest at 10% per annum and called for a $50,000 principal payment on January 1, 1996. In addition, the Company was required to make principal payments of $100,000 on January 1, 1997 and 1998, and on January 1, 1999, the Company was required today any remaining unpaid principal and any accrued interest. As additional consideration for the loans, the Company issued Brewster warrants for the purchase of 140,000 shares of its common stock exercisable at $2.96 per share. In addition, pursuant to a Stock Exchange Agreement dated December 2, 1993, Brewster entered into an agreement with certain of the Company's shareholders to exchange 100,000 shares of Brewster's common stock for an additional 250,000 shares of the Company's common stock in the following amounts: 60,000 shares from each of Gary Ramsden, Keith Ramsden, Marvin Ramsden and Elwood Taylor; 10,000 shares from Bruce Senske.

    In December 1994, Brewster agreed to convert $355,000 of the Company's indebtedness to it, plus accrued interest of $52,173, into common stock of the Company at a rate of $3.20 per share. The $350,000 remaining balance due Brewster under promissory notes was converted into a subordinated convertible debenture, bearing an interest rate of 10% per annum, with conversion rights to convert the balance to common stock at the time of a public offering at the offering price. The Company completed a public offering of its stock in May 1996. In October 1995, Brewster converted the balance of the debenture, plus accrued interest of $32,123, into common stock of the Company at a rate of $3.00 per share. Also in October 1995, Brewster exchanged a warrant to purchase 125,000 shares of the Company's common stock for a warrant to purchase 55,000 shares of the Company's common stock bearing the same exercise price and maturity date. Between the third quarter of fiscal year 1994 and the second quarter of fiscal year 1995, the high and low bid prices for the Company's common stock were $8.00 and $2.00, respectively. The Company determined that the prices at which the above conversions were effected, $3.20 and $3.00 per share, respectively, were at the fair market value for the common stock, taking into account that the shares issued were restricted securities under applicable federal and state securities laws.

LOANS FROM OFFICERS, DIRECTORS AND RELATED PARTIES; CONVERSION OF
INDEBTEDNESS INTO STOCK AND WARRANTS

    Between May 1992 and December 1993, the Company borrowed an aggregate of the following amounts from the following persons for operating capital:
$27,750 from Bruce Senske, $123,294 from Elwood Taylor, $10,000 from Dennis Postma and $1,000 from Keith Ramsden. In December 1993, the Company gave promissory notes to these noteholders bearing interest at the rate of 8% per annum. These noteholders converted such loans into common stock of the Company at the rate of $3.40 per share and warrants to purchase an equal number of shares of common stock. These warrants are exercisable at $4.00 per share. Such conversion was determined by the Board of Directors to be fair in consideration of the noteholders' financial assistance to the Company and the fact that such sales were effected directly by the Company without the assistance of an underwriter.

    Between January 1994 and September 1995, the Company borrowed an aggregate of the following amounts from the persons and/or entities set forth below for operating capital: $52,945 from Bruce Senske, $350,000 from Norquip Leasing, Inc. (a company owned by Donald L. Kotula), $70,000 from William Bartkowski, $200,000 from Donald L. Johnson, and $50,00 from
B. Richard Vogen. The Company gave each individual a promissory note bearing interest at the rates from 8% to First Bank Reference Rate plus 4% per annum. These noteholders received warrants for the purchase of one share of common stock for every $4.00 loaned to the Company. The warrants are exercisable at $3.50 to $4.00 per share. Such consideration was determined to be fair by the Board of Directors in consideration of the noteholders' financial assistance to the Company.

    In October 1995, the noteholders converted the following loan amounts into common stock of the Company at the rate of $3.00 per share: Bruce Senske, $25,000; Norquip Leasing, Inc., $350,000 plus accrued interest of $46,030; B. Richard Vogen, $50,000, plus accrued interest of $4,104; and William Bartkowski, $70,000 plus accrued interest of $3,414. Such conversion was determined to be fair by the Board of Directors in consideration of the noteholders' financial assistance to the Company and the fact that such sales were effected directly by the Company without the assistance of an underwriter.

    In January 1995, the Company established a bank line of credit of $250,000 which was supported by the personal guaranty of Ronald Randall, a private investor, in consideration for his personal guaranty. Mr. Randall received warrants for the purchase of 62,500 shares of the Company's common stock. In October 1995, Mr. Randall assumed the bank's right to receive payment under the line of credit and converted the $250,000 remaining on the line of credit to 83,333 shares of common stock.

    During 1994, the Company became indebted to Kenneth Liles in the amount of $79,000 for software development work performed by Mr. Liles for the Company. In October 1995, Mr. Liles converted such indebtedness into 26,333 shares of the Company's common stock. Such conversion was determined to be fair by the Board of Directors in consideration of Mr. Liles' work on behalf of the Company.

REPURCHASE OF COMMON STOCK BY COMPANY

    The Company purchased 200,000 shares of its common stock for nominal consideration from the following related parties for the corresponding amounts: Gary Ramsden, 25,000 shares; Keith Ramsden, 25,000 shares; Elwood Taylor, 25,000 shares; Marvin Ramsden, 25,000 shares; and Brewster, 100,000 shares. The aforementioned transactions were entered into by such holders on the condition that the Company would receive at least $1,350,000 of bridge financing by April 28, 1996 on terms substantially equivalent to those contained herein. The Company obtained bridge financing in excess of such amount in December 1995.

RECENT PRIVATE PLACEMENT
    During calendar year 1995, the Company sold an aggregate of 67,250 shares of its common stock for an aggregate amount of $204,000 (between $3.00 and $3.20 per share) in various private placement transactions with four of its directors, a related party and a former officer. More specifically, the Company sold 8.333, 8.333, 3.333, 5,000, 11,250 and 1,000 shares of its common stock to B. Richard Vogen, Donald L. Kotula,

Willis K. Drake, Ronald D. Schmidt, Ronald L. Randall and Donald Johnson, respectively. Each of the aforementioned directors, officer and related party paid $25,000, $25,000, $10,000, $15,000, $36,000 and $3,000, respectively, for his shares. The remaining 30,000 shares were sold to outside investors.

NON-ARM'S LENGTH TRANSACTIONS

    The Company believes that the foregoing transactions were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. Such transactions have been ratified by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions. All future transactions with directors, officers or shareholders holding more than 5% of the Company's outstanding shares, or affiliates of any such persons will continue to be on terms no less favorable than could be obtained form an unaffiliated third party and will be approved by a majority of the independent outside directors who do not have an interest in the transactions.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

       Exhibit
       -------
        3.1 The Company's Articles of Incorporation, as amended and restated*

        3.2   The Company's Bylaws, as amended*

        4.1   Specimen form of the Company's common stock Certificate*

        4.2 The Company's Articles of Incorporation, as amended and restated (see Exhibit 3.1)

        4.3   The Company's Bylaws (see Exhibit 3.2)

       10.1 Nontransferable Stock Option Agreement dated October 30, 1992 between the Company and Dennis D. Postma (form of Nontransferable Stock Option Agreement)*

       10.2 Employment Agreement dated January 1, 1993 between the Company and Bruce H. Senske, as amended January 29, 1996*

       10.3 Stock Option Agreement dated April 1, 1993 between the Company and Christine Bishop*

       10.4 Warrant dated March 25, 1994 between the Company and Brewster Diversified Services, Inc. to purchase 220,000 shares of the Company's Common Stock*

       10.5 Merchant Application/Credit Card Processing Agreement dated August 22, 1994 by and between the Company, NTB Merchant Services and Card Establishment Services, Inc.*

       10.6 Promissory Note dated August 31, 1994 between U-Ship International, Ltd. and Bruce H. Senske in the amount of $20,000*

       10.7   Business Note dated October 10, 1994 between U-Ship
              International, Ltd. and Royal Credit Union in the amount of $24,819.97*

       10.8 Promissory Note dated October 20, 1994 between U-Ship International, Ltd. and Bruce H. Senske in the amount of $18,000*

       10.9 Lease Agreement dated February 27, 1995 between the Company and Carpenter Land Company for property located at 5575-5599 West 78th Street, Edina, Minnesota*

     10.10    Warrant dated March 1, 1995 between the Company and
              Carpenter Land Company (form of warrant issued to several investors as compensation for the investment of various forms of capital)*

     10.11 Amendment No. 1 dated March 23, 1995 to Lease Agreement dated February 27, 1995 between the Company and Carpenter Land Company*

     10.12     Promissory Note dated may 23, 1995 between U-Ship
               International, Ltd. and Bruce H. Senske in the amount of $7,000*

     10.13 Incentive Stock Option Agreement dated June 5, 1995 between the Company and Donald L. Johnson (form of Incentive Stock Option Agreement issued pursuant to the 1995 Stock Option
               Plan)*

     10.14 Stock Purchase Agreement dated August 14, 1995 by and between Donald L. Johnson and Brewster Diversified Services, Inc. for the purchase by Donald L. Johnson of the Company's Common Stock from Brewster Diversified Services, Inc.*

     10.15 Combination Promissory Note and Loan Agreement dated August 30, 1995 between U-Ship International, Ltd., Bruce H. Senske, individually, and First Bank National Association in the amount of $15,000; Borrowers Pledge Agreement; Guaranty of U-Ship, Inc.*

     10.16 Promissory note dated September 6, 1995 between U-Ship International, Ltd. and Donald L. Johnson in the amount of $100,000*

     10.17 Promissory note dated October 17, 1995 between U-Ship International, Ltd. and Donald L. Johnson in the amount of $100,000*

     10.18 Vendor Remarket Agreement dated October 23, 1995 between the Company and MLC Commercial Leasing*

     10.19 Stock Purchase and Debt Conversion Agreement dated October 31, 1995 between the Company and Brewster Diversified Services, Inc. for the conversion of debt into common stock of the Company, the purchase by the Company of common stock and the cancellation and exchange of a warrant*
     10.20 Stock Purchase Agreement dated October 31, 1995 between the Company and William Bartkowski for the conversion of debt into common stock of the Company (form of Stock Purchase Agreement used for various debtholders)*

     10.21 Master Agreement dated November 21, 1995 between the Company and Enterprise Financial Corporation*

     10.22 Letter Agreement dated December 8, 1995 between the Company and Minnesota Bankfirst*

     10.23 Stock Purchase Agreement dated December 12, 1995 between the Company and Ronald L. Randall for the conversion of debt into Common Stock*

     10.24 Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995*

     10.25 Independent Contractor Agreement dated March 1, 1996 between the Company and Venture Brokerage Group, Inc.*

     10.26 Broker Lease Agreement dated March 5, 1996 between the Company and First Concord Funding Group, Inc.*

     10.27 Amendment No. 2 dated March 27, 1996 to Lease Agreement dated February 27, 1995 between the Company and Carpenter Land Company*

     10.28 Letter of Intent dated April 8, 1996 between the Company and Kinko's Service Corporation*

     10.29 Addendum to Note dated April 2, 1996 to Business Note dated April 27, 1993 between the Company and Royal Credit Union*

     10.30 Addendum to Note dated April 2, 1996 to Business Note dated March 1, 1993 between the Company and Royal Credit Union*

     10.31    1995 Stock Option Plan*

     10.32    Director Stock Option Plan*

     10.33    Form of Software and Equipment Maintenance Agreement*

     10.34    Form of Automated Shipping System Letter of Agreement*

     10.35    Form of Letter of Agreement for Commercial Counters*

     10.36 Form of Lease between the Company and remote site lessees used in conjunction with the Company's Test Marketing Program*

     10.37 Form of Revised Lockup Agreement to be signed by the officers, directors and certain shareholders of the Company*

     10.38 Letter of Intent dated February 6, 1996 between the Company and UPS Canada*

     10.39    Software and Equipment Maintenance Agreement dated
              December 14, 1995 between the Company and CDP*

     10.40 Specialty License Agreement dated July 10, 995 between Company and Homart Development Co.*

     11       Computation of Per Share Earnings

     21       Subsidiaries*

     23       Consent of Arthur Andersen LLP

     27       Financial Data Schedule

- -----------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 333-01652C).

 (b) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K with the United States Securities and Exchange Commission during the three month period ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  U-SHIP, INC.
Dated: September 24, 1996

                                  By /s/Bruce H. Senske
                                     -------------------------------------
                                     Bruce H. Senske,
                                     President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                                      Date
                                                                                      ----
s/Bruce H. Senske                      President, Chief Executive Officer      September 24, 1996
- -------------------------------------  and Director (Principal Executive
Bruce H. Senske                        Officer and Principal Financial
                                       Officer)

/s/Willis K. Drake                     Director                                September 24, 1996
- -------------------------------------
 Willis K. Drake

/s/Donald L. Kotula                    Director                                September 24, 1996
- -------------------------------------
Donald L. Kotula


/s/R. Michael Fox                      Director                                September 24, 1996
- -------------------------------------
R. Michael Fox

/s/Gary W. Ramsden                     Director                                September 24, 1996
- -------------------------------------
Gary W. Ramsden

/s/Ronald D. Schmidt                   Director                                September 24, 1996
- -------------------------------------
Ronald D. Schmidt



/s/B. Richard Vogen                    Director                                September 24, 1996
- -------------------------------------
B. Richard Vogen

