Form 10QSB
period 1996-09-30
U SHIP INC
filed 1996-11-12
CIK 1002902

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON DC 20549

                                     FORM 10-QSB

                                      (Mark One)

                  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 ---        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

                     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 ---       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to        .
                                                ------    ------
                             Commission File No. 0-27780


                                     U-SHIP, INC.
                (Exact name of registrant as specified in its charter)


         Utah                                         39-1713181
----------------------------                ---------------------------------
(State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)


                        5583 West 78th Street, Edina, MN 55439
                        --------------------------------------
                       (Address of Principal Executive Offices)


         Registrant's Telephone Number, Including Area Code:  (612) 941-4080


Check whether the issuer: (1) filed all reports required to be filed bay Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES (X)                       NO (   )

As of October 30, 1996 the issuer had outstanding 4,017,015 shares of Common Stock, $.004 par value.

PART I. - FINANCIAL INFORMATION


ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            U-SHIP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                      September 30,    June 30,
                                                        1996           1996
                                                      ------------  ------------
                                                     (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . . .     $ 2,676,692   $ 4,822,785
    Accounts receivable. . . . . . . . . . . . .          78,979        59,135
    Prepaid expenses . . . . . . . . . . . . . .          19,442        12,208
    Inventories. . . . . . . . . . . . . . . . .         901,203       822,393
                                                     -----------   -----------
         Total current assets. . . . . . . . . .       3,676,316     5,716,521

PROPERTY AND EQUIPMENT:
    Shipping centers . . . . . . . . . . . . . .         156,907        87,045
    Furniture, fixtures and equipment. . . . . .         430,250       365,003
    Less-Accumulated depreciation. . . . . . . .       (249,404)     (230,704)
                                                     -----------   -----------
         Total property and equipment, net . . .         337,753       221,344

OTHER ASSETS. Net. . . . . . . . . . . . . . . .          78,737        76,964
                                                     -----------   -----------
                                                     $ 4,092,806   $ 6,014,829
                                                     -----------   -----------
                                                     -----------   -----------

See accompanying notes which are an integral part of these balance sheets.

                            U-SHIP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    September 30,     June 30,
                                                                         1996           1996
                                                                         ----           ----
                                                                     (UNAUDITED)
CURRENT LIABILITIES:
 Current maturities of long-term debt and notes payable. . . . .   $     39,421   $     28,173
 Checks issued not yet presented for payment . . . . . . . . . .              -      1,851,365
 Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . . .        304,946        419,702
 Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        242,233        194,227
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .        317,110        250,353
                                                                   ------------   ------------
    Total current liabilities. . . . . . . . . . . . . . . . . .        903,710      2,743,820

LONG-TERM DEBT, net of current maturities. . . . . . . . . . . .         58,259         30,263
                                                                   ------------   ------------

SHAREHOLDERS' EQUITY
 Preferred stock, $.004 par value;
 25,000,000 shares authorized; none issued and outstanding . . .              -             -
 Common stock, $.004 par value; 75,000,000 shares authorized;
 4,017,015 and 3,916,573 issued and outstanding. . . . . . . . .         16,068        15,666
 Additional paid-in capital. . . . . . . . . . . . . . . . . . .      8,850,646     8,548,875
 Warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,500        19,500
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . .     (5,755,377)    (5,343,295)
                                                                   ------------   ------------
 Shareholders' equity. . . . . . . . . . . . . . . . . . . . . .      3,130,837      3,240,746
                                                                   ------------   ------------
                                                                   $  4,092,806   $  6,014,829
                                                                   ------------   ------------
                                                                   ------------   ------------








  See accompanying notes which are an integral part of these balance sheets.

                              U-SHIP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                         1996           1995
                                                                         ----           ----
                                                                     (UNAUDITED)    (UNAUDITED)
REVENUE
 Package Shipping Revenue. . . . . . . . . . . . . . . . . . . .    $   130,364    $    61,220
 Machine Sales Revenue . . . . . . . . . . . . . . . . . . . . .         61,547         47,468
 Other Revenue . . . . . . . . . . . . . . . . . . . . . . . . .          4,875          3,593
                                                                    -----------    -----------
    Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . .        196,786        112,281

Cost of Goods Sold . . . . . . . . . . . . . . . . . . . . . . .       (170,525)       (85,166)
                                                                    -----------    -----------

Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . .         26,261         27,115

General and Administrative . . . . . . . . . . . . . . . . . . .        416,644        216,514
Research and Development . . . . . . . . . . . . . . . . . . . .         64,410         48,901
                                                                    -----------    -----------
Loss from Operations . . . . . . . . . . . . . . . . . . . . . .       (454,793)      (238,300)

Interest Income. . . . . . . . . . . . . . . . . . . . . . . . .        (45,450)            -
Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .          2,739         40,473
                                                                    -----------    -----------
 Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (412,082)   $  (278,773)
                                                                    -----------    -----------
                                                                    -----------    -----------

Net Loss Per Share . . . . . . . . . . . . . . . . . . . . . . .    $     (0.10)   $     (0.15)
                                                                    -----------    -----------
Weighted Average Number of
   Common Shares Outstanding . . . . . . . . . . . . . . . . . .      4,014,610      1,804,397
                                                                    -----------    -----------
                                                                    -----------    -----------







See accompanying notes which are an integral part of these consolidated statements.

                             U-SHIP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                         1996           1995
                                                                         ----           ----
                                                                     (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES:
 Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (412,082)   $  (278,773)
 Adjustment to reconcile net loss to net cash flows used for operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . .           49,403         29,944
    Change in current operating items:
    Checks held, not yet presented for payment . . . . . . . . .     (1,851,365)         8,704
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .        (19,844)         1,950
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        (78,810)       (16,478)
    Prepaid expenses and other . . . . . . . . . . . . . . . . .         (7,234)         4,099
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .         48,006       (117,794)
    Accrued liabilities and deferred revenue . . . . . . . . . .        (47,999)       139,942
                                                                    -----------    -----------
      Cash used for operating activities . . . . . . . . . . . .     (2,319,925)      (228,406)
                                                                    -----------    -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment . . . . . . . . . . . . . .       (167,585)        (5,388)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term debt. . . . . . . . .         48,786        119,000
 Payments on notes payable and long-term debt. . . . . . . . . .         (9,542)        (4,560)
 Sale of common stock. . . . . . . . . . . . . . . . . . . . . .        302,173         77,501
                                                                    -----------    -----------
    Cash provided by financing activities. . . . . . . . . . . .        341,417        191,941
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .     (2,146,093)       (41,853)
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .      4,822,785         41,853
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . .      $ 2,676,692              -
                                                                    -----------    -----------
                                                                    -----------    -----------

CASH PAID DURING THE PERIOD FOR:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .          2,739          9,924
                                                                    -----------    -----------
                                                                    -----------    -----------

    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
                                                                    -----------    -----------
                                                                    -----------    -----------











See accompanying notes which are an integral part of these consolidated statements.

                            U-SHIP, INC.  AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three months ended September 30, 1995, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1996, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on September 26, 1996.

1.  Basis of Presentation:
Principles of consolidation - The consolidated financial statements include the accounts of U-Ship, Inc. and its wholly owned subsidiaries. All inter-Company balances and transactions have been eliminated in the consolidation.

2.  Net Loss Per Share:
Net loss per share was computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding each period. Common stock equivalents include the effect of options and warrants which are assumed to be exercised or converted into common stock at the beginning of the period. Pursuant to Securities and Exchange Commission rules, shares of stock sold and stock options and warrants granted within one year of the date of the June 1996 public offering have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented. Shares canceled within one year of the June 1996 public offering have been reflected as if they had been canceled for all periods presented.

3.  Inventories:
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                        September 30,    June 30,
                                            1996          1996
                                        ------------   -----------
                                         (UNAUDITED)
    Raw materials and work components   $   719,542    $  490,342
    Finished goods at customer sites        181,661       332,051
                                        ------------   -----------
                                        $    901,203   $   822,393
                                        ------------   -----------
                                        ------------   -----------

4.  Revenue Recognition:
The Company generates revenue from two primary sources: the sale of automated shipping centers and the per package shipping revenue generated from ongoing shipping volume. Revenues are also derived, to a lesser extent, from the sale of shipping supplies and maintenance contracts.

The Company generally recognizes revenue from sales of shipping systems upon delivery and installation. Certain sales agreements allow the customer to return the shipping system under certain circumstances within the first 12 months. Such revenue and related costs are deferred until the return rights lapse.

Package shipping revenue is recognized when the package is shipped. Revenue from maintenance contracts is deferred and recognized over the period of the related agreement.

The components of deferred revenue are as follows:
                                      September 30,       June 30,
                                          1996              1996
                                      ------------     ------------
                                       (UNAUDITED)
     Machine sales                    $    234,174     $    313,496
     Maintenance contracts                  70,772          106,206
                                      ------------     ------------
                                      $    304,946     $    419,702
                                      ------------     ------------
                                      ------------     ------------

Most of the automated shipping center sales are financed by third-party equipment lessors. The lessor has certain recourse to the Company in the event of customer default or return of the automated shipping center, primarily to remarket the automated shipping center on a best efforts basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS

                            U-SHIP, INC. AND SUBSIDIARIES


THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY,"
"EXPECT," "ANTICIPATE," "ESTIMATE," "GOAL," "CONTINUE," OR OTHER COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES RELATING TO THE COMPANY'S FUTURE PERFORMANCE. ACTUAL RESULTS OR EVENTS MAY MATERIALLY DIFFER FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS.
IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS, SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS AND ARE SPECIFICALLY DIRECTED TO REVIEW THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "CAUTIONARY FACTORS" WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL
    The Company currently operates 162 U-Ship Automated Shipping Centers-TM- ("ASCs") in 24 states. The first ASC was placed in service in November 1994. To become profitable, the Company must significantly increase revenues from the placement of ASCs in the market place, from which the Company expects increased package shipping revenue.

    The Company has evolved from a product/technology company selling a shipping product into a service company offering quality shipping services through the use of technology. The Company's focus has shifted from selling ASCs to placing ASCs in strategic retail locations at the Company's expense and operating them to maximize the Company's revenue. Under this plan, the Company continues to pay a percentage of package shipping revenue to the retail location where the ASC is placed, but the Company retains a greater share of the shipping revenue.

    A key piece of the Company's strategy is to select targeted locations for its ASCs. The Company is now concentrating on placing ASCs in locations that have already established a shipping service. By concentrating on existing shipping sites, the Company believes that it can better reach its target markets, the small office and home office markets. The Company believes that small business and home office shippers are frequent shippers, and are more likely to use premium shipping services, such as next day delivery, which provide a higher profit margin to the Company. By placing machines in locations where consumers are already going for shipping services, the Company believes that it is able to capture these frequent shippers without the expense of a consumer marketing program. In addition, such locations are already processing a high volume of packages and, as a result, the Company believes that such locations will get the greatest benefit from the automation that U-Ship provides.

    In September 1996, the Company entered into an agreement with Kinko's, Inc. ("Kinko's") to install up to 250 ASCs by December 1997 (the "Agreement"). The Agreement provides that Kinko's will use its best efforts to provide the Company with the opportunity to install ASCs in up to 250 Kinko's stores by December 31, 1997. Pursuant to the Agreement, each installation, shall remain in operation for a period of three years from the date of installation, subject to certain contingencies. Under the Agreement, the Company will retain ownership of the ASCs installed at the Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's.

RESULTS OF OPERATIONS
    Package shipping revenue for the three months ended September 30, 1996, increased $69,144 or 113% to $130,364, from $61,220 for the same period in 1995. Net Sales for the three months ended September 30, 1996, increased $84,505 or 75% to $196,786 from $112,281 for the same period in 1995. These increases are due primarily to the Company's increasing number of locations and building
recurring revenue through increasing package shipping revenue.   Package
shipping revenue accounted for 66% of net sales in the quarter ended September 30, 1996 compared to 55 % for the same period in the previous year. This reflects the Company's focus to own and operate ASCs and generate package shipping revenues, and decrease dependence on selling ASC equipment.

    Gross margins on package shipping revenue increased to 25.5%, for the three months ended September 30, 1996, from 24.6% for the same period in 1995. Gross margins on ASC equipment sales decreased to 24.0% for the three month period ended September 30, 1996, from 35.4%, for the same period in 1995. The lower percentage of net sales generated from ASC equipment sales and lower gross margins decreased gross profit to $26,261, for the three months ended September 30,1996, from $27,115, for the same period in 1995.

    General and administrative expenses for the three months ended September 30, 1996, increased $200,130, or 92% to $416,644 from $216,514. Personnel expenses accounted for $102,408 of the increase and additional increases in general and administrative expenses particularly ASC depreciation and installation expense, accounted for the remaining increase.

    Interest income increased to $45,450 for the three months ended September 30,1996, as a result of the investment of cash surpluses generated from the company's public offering. Interest expense decreased from $40,473 for period ended September 30, 1995 to $2,739 for the same period in 1996. The decrease is the result of a reduction in short term debt of $1,027,996 from September 30, 1995 to September 30, 1996.

    Net loss for the three months ended September 30, 1996, increased $133,309, to $412,082, from $278,773. Although the Company expects to improve operating results, the Company expects to incur additional losses as it continues to invest in expanding its network of ASCs.

LIQUIDITY AND CAPITAL RESOURCES
    Pursuant to an Underwriting Agreement, dated May 29, 1996, between the Company and R.J. Steichen & Company, R.J. Steichen exercised its option to purchase 100,000 shares of the Company's common stock at $3.50 per share. The Company received net proceeds of $300,524 as a result of this option exercise.

    On July 1, 1996, the Company repaid short term debt, including interest, consisting of bridge notes of $1,620,625, and bank debt of $297,050. Pursuant to the bridge loan transaction, the Company accepted conversion of $438,887 of debt into 156,754 shares of the Company's common stock.

    Inventory levels increased by $78,810, as of September 30, 1996, compared to June 30,1996 fiscal year end, in preparation for the agreements to install ASCs within the next 90 days.

    On September 30, 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. The Company, under the Agreement may be committed to manufacture and install up to 250 ASCs at a cost of approximately $1,250,000. The Company anticipates using current funds available, together with internally generated cash flow to fund this contract obligation. The Company will seek commercial financing from third parties for all or a portion of the installations proposed.
There can be no assurance that such financing will be available to the Company at terms satisfactory to it.

    Based on current commitments, the Company believes that it will require additional debt or equity funds within the next 12 months to continue to penetrate the market for automated shipping.

CAUTIONARY FACTORS
    THE COMPANY WISHES TO CAUTION SHAREHOLDERS AND PROSPECTIVE INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD IN THE FUTURE AFFECT THE COMPANY'S ACTUAL OPERATING RESULTS, AND THAT SUCH RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE. THE ORDER IN WHICH SUCH FACTORS APPEAR BELOW SHOULD NOT BE CONSTRUED TO INDICATE THEIR RELATIVE IMPORTANCE OR PRIORITY.

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY
    The Company entered it current business in 1992 and has had a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss thorough its current fiscal year. For the fiscal year ended June 30, 1996, the Company incurred net losses of $2,184,287. As of June 30, 1996, the Company had working capital of $2,972,701. As of June 30, 1996, the Company had an accumulated deficit of $5,343,295. The report of the Company's independent public accountants concerning the Company's financial statements as of June 30, 1995 and 1996 contain explanatory paragraphs relating to the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitable operations.

MARKET ACCEPTANCE OF PRODUCTS
    A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of the Company's ASCs at retail and other business locations. This is an undeveloped market and there can be no assurance that such demand will develop.
Furthermore, even if demand does arise, there can be no assurance that the Company's product will gain broad market acceptance. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of established carriers, which, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASC in preference to the shipping services offered by its competitors or potential competitors.

DEPENDENCE UPON CARRIERS
    The Company is dependent upon the United Parcel Service ("UPS") to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain arrangements with UPS or to develop relationships with other package carriers, would cause an interruption of service to the Company's customers and would have a material adverse effect upon its business. The Company has no control over the nature, cost or availability of services provided by any carrier and has no long term contracts with such carriers.

SUBSTANTIAL INVESTMENT IN EQUIPMENT
    As a part of its business strategy, the Company seeks to place ASCs, at its own expense, in locations that have the potential to generate high package volume and with businesses that have multiple strategic locations, such as business centers, grocery stores and other service provider chains. Although the Company was able to sell ASCs with financing from third party lessors, no assurance can be given that such financing will be available in the future. In addition, the Company recently adopted a plan of placing ASCs in service at its own expense.

    Although the Company believe that such a strategy will lead to the generation of high package shipping volume and that such placements of ASCs is cost-effective, there can be no assurance that this strategy will be successful or that the Company will be able to recover its investments in the ASCs placed in service pursuant to this program either through profit margins or higher volumes of package shipments.

COMPETITION
    The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both FedEx, Inc. and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operates competing machines in the market that are comparable to the form and function of the Company's ASC. In addition, the Company competes with major air express carriers, all of which deploy large numbers of "drop boxes" which may compete with the Company's ASCs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ASCs. The Company also faces intense competition from the related service industry providing package collection services, such as mail and packaging stores. In addition, the Company's competitors and the dominant package shippers, all of which have greater resources than the Company, could develop products competitive with the Company's ASCs.

RELIANCE UPON THIRD PARTIES FOR LEASE FINANCING
    Throughout its 1996 fiscal year, the Company has relied almost exclusively upon third parties to provide lease financing for ASCs marketed to retailers. In the future, the Company intends to own and operate most ASC installations. The Company intends to seek financing for Company-owned ASCs on a limited basis. In the event the Company is unable to obtain such financing, its business would be adversely affected.

ABILITY TO FORM STRATEGIC RELATIONSHIPS
    The Company's strategy includes the formation of strategic relationships with major carriers and retailers. The Company believes that relationships with carriers will enable it to deploy its proprietary technology in the market by leveraging a carrier's established service and distribution channels. The Company has had limited success to date in forming a strategic relationship with a carrier. The Company has also sought to establish relationships with multi-site retailers. To date, the Company has had limited success in creating relationships with multi-site retailers.

DEPENDENCE ON PROPRIETARY RIGHTS
    The Company's success will depend in part upon its ability to protect its proprietary technology, for which it relies on a combination of patent, copyright, trademark and trade secret laws. Although the Company has received patents for its ASC, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the product. The Company believes that one or more major carriers, all of which have greater financial, technical and marketing resources than the Company, have attempted to develop or purchase products or technologies competitive with the Company's ASCs. There can be no assurance that the Company will be able to maintain a competitive advantage in the ASC market based upon its proprietary technology.

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

UNINSURED OBLIGATIONS TO SHIPPING CUSTOMERS
    The Company or a retailer with whom a package is deposited may have exposure to a customer to the maximum extent of the declared value of the package in the event of its damage or destruction while in the possession of the Company or a retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transaction documentation, and relies upon the carrier to reimburse it or the customer for damage occurring during shipment. The Company, however, has no insurance which would protect it against such losses.

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

PART II - OTHER INFORMATION


ITEM 5 - Installation and Marketing Agreement, dated September 30, 1996, between the Company and Kinko's, Inc.

         On September 30, 1996, the Company entered into an Installation and Marketing Agreement with Kinko's, Inc. to install up to 250 ASCs into various Kinko's Copy Centers by December 1997. Under the terms of the Agreement each ASC shall remain in service for 36 months following the date of its installation, subject to certain contingencies. The Company has begun installations under this agreement, and anticipates completing the installations by December 1997.


ITEM 6 - Exhibits and Reports on Form 8-K

       a.     Exhibits

              Exhibit 10.1 Installation and Marketing Agreement, dated September 30, 1996, between the Company and Kinko's, Inc.

              Exhibit 27     Financial Data Schedule

       b.     Reports on From 8-K

                   None

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in they City of Minneapolis, State of Minnesota on November 12, 1996.

                        U-SHIP, INC.



                        By:  /s/ Bruce H. Senske
                           -------------------------------
                        Bruce H. Senske
                        Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant, and in the capacity and on the date indicated.


    SIGNATURE                TITLE                              DATE
-------------------  -------------------------------------   -------------------

/s/ Bruce H. Senske
-------------------  Chief Executive and Chief Financial      November 12, 1996
Bruce H. Senske      Officer and Director
                    (Principal Executive and Financial Officer)

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                     U-SHIP, INC.
                                EXHIBIT TO FORM 10-QSB


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

Exhibit 10.1 Installation and Marketing Agreement, dated September 30,1996, between the Company and Kinko's, Inc. (certain portions deleted and filed separately with the Commission pursuant to a request for confidential treatment)

Exhibit 27              Financial Data Schedule