Form 10QSB
period 1996-12-31
U SHIP INC
filed 1997-02-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

             __ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                                  U-SHIP, INC.
             (Exact name of registrant as specified in its charter)


              Utah                                         39-173181
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)


                     5583 West 78th Street, Edina, MN     55439
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (612) 941-4080


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X) NO ( )

As of January 31, 1997 the issuer had outstanding 4,016,564 shares of common stock, $.004 par value.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements



                          U-SHIP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of

                                                                    December 31,     June 30,
                                                                       1996           1996
                                                                    -----------    -----------
                         ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 1,493,645    $ 4,822,785
  Accounts receivable                                                   137,892         59,135
  Prepaid expenses                                                       85,264         12,208
  Inventories                                                           904,618        822,393
                                                                    -----------    -----------

             Total current assets                                     2,621,419      5,716,521
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT:
  Shipping centers                                                      535,586         87,045
  Furniture, fixtures and equipment                                     477,694        365,003
  Less-Accumulated depreciation                                        (311,411)      (230,704)
                                                                    -----------    -----------

             Total property and equipment, net                          701,869        221,344
                                                                    -----------    -----------

Other assets. Net                                                       116,045         76,964
                                                                    -----------    -----------


                                                                    $ 3,439,333    $ 6,014,829
                                                                    ===========    ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and notes payable            $    39,421    $    28,173
  Checks issued not yet presented for payment                                 -      1,851,365
  Deferred Revenue                                                      183,144        419,702
  Accounts payable                                                      340,843        194,227
  Accrued liabilities                                                   214,174        250,353
                                                                    -----------    -----------

                         Total current liabilities                      777,582      2,743,820
                                                                    -----------    -----------

Long-term debt, net of current maturities                                71,542         30,263
                                                                    -----------    -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    none issued and outstanding                                               -              -
  Common stock, $.004 par value; 75,000,000 shares authorized;
    4,016,564 and 3,916,564 issued and outstanding                       16,066         15,666
  Additional paid-in capital                                          8,849,063      8,548,875
  Warrants                                                               19,500         19,500
  Accumulated deficit                                                (6,294,420)    (5,343,295)
                                                                    -----------    -----------

                         Shareholders' equity                         2,590,209      3,240,746
                                                                    -----------    -----------

                                                                    $ 3,439,333    $ 6,014,829
                                                                    ===========    ===========



   See accompanying notes which are an integral part of these balance sheets.


                          U-SHIP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                   (UNAUDITED)



                            THREE MONTHS ENDED DECEMBER 31, SIX MONTHS ENDED DECEMBER 31,
                            ------------------------------  -----------------------------
                                  1996           1995           1996           1995
                              -----------    -----------    -----------    -----------
Revenue
  Package shipping revenue    $   191,196    $   189,028    $   321,560    $   250,248
  Machine sales revenue            51,085         62,718        112,632        110,186
  Other revenue                    13,528          2,383         18,403          5,976
                              -----------    -----------    -----------    -----------
      Net sales                   255,809        254,129        452,595        366,410

Cost of goods sold               (204,543)      (217,024)      (375,068)      (302,190)
                              -----------    -----------    -----------    -----------

Gross profit                       51,266         37,105         77,527         64,220

General and administrative        424,214        250,293        688,388        399,301
Marketing and sales               110,628         50,908        263,098        118,413
Research and development           73,589         43,203        137,999         92,104
                              -----------    -----------    -----------    -----------
Loss from operations             (557,165)      (307,299)    (1,011,958)      (545,598)

Interest income                   (21,219)        (1,043)       (66,669)        (1,043)
Interest expense                    3,097         46,949          5,836         87,422
                              -----------    -----------    -----------    -----------

Net loss                      $  (539,043)   $  (353,205)   $  (951,125)   $  (631,977)
                              ===========    ===========    ===========    ===========

Net loss per share            $     (0.13)   $     (0.17)   $     (0.24)   $     (0.32)
                              -----------    -----------    -----------    -----------
Weighted average number of
  common shares outstanding     4,016,573      2,062,281      4,015,486      2,002,045
                              ===========    ===========    ===========    ===========




See accompanying notes which are an integral part of these consolidated statements.


                          U-SHIP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                  Six Months Ended December 31,
                                                                   -----------------------------
                                                                       1996           1995
                                                                    -----------    -----------
OPERATING ACTIVITIES:
     Net Loss                                                       $  (951,125)   $  (631,977)
     Adjustments to reconcile net loss to net cash flows used for operating activities-
            Depreciation and amortization                               121,700         62,191
            Reserve for doubtful accounts                                (2,254)             -
            Reserve for inventory                                       (22,000)             -
            Debt issuance costs                                               -       (141,327)
            (Gain)/Loss on retirement of equipment                        4,312              -
     Change in current operating items:
            Checks held, not yet presented for payment               (1,851,365)             -
            Accounts receivable                                         (76,504)       (94,522)
            Inventories                                                 (60,225)       (50,836)
            Prepaid expenses and other                                  (73,056)        (6,336)
            Accounts payable                                            146,616       (213,612)
            Accrued liabilities and deferred revenue                   (272,736)       214,637
                                                                    -----------    -----------

                    Cash used for operating activities               (3,036,637)      (861,782)
                                                                    -----------    -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                               (645,618)       (10,644)
                                                                    -----------    -----------

                    Cash used for investing activities                 (645,618)       (10,644)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                      77,048      2,145,894
     Payments on notes payable and long-term debt                       (24,521)       (46,554)
     Sale of common stock                                               300,588        103,000
     Cancellation of shares                                                   -             (5)
                                                                    -----------    -----------

                Cash provided by financing activities                   353,115      2,202,335
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                            (3,329,140)     1,329,909

Cash and cash equivalents, beginning of period                        4,822,785         41,853
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $ 1,493,645    $ 1,371,762
                                                                    ===========    ===========



See accompanying notes which are an integral part of these consolidated statements.




                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as "U-Ship" or the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations for the three and six month periods ended December 31, 1996 and 1995, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1996, and the footnotes thereto, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on September 26, 1996.

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

2.   Inventories:
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                             December 31,       June 30,
                                                1996              1996
                                              ---------        ----------
                                             (unaudited)


         Raw materials and work components    $ 688,955        $  490,342
         Finished goods                         215,663           332,051
                                              ---------        ----------

                                              $ 904,618        $  822,393
                                              =========        ==========

3.   Revenue Recognition:
The Company has historically generated revenue from two primary sources: the per package shipping revenue generated from ongoing shipping volume and the sale of automated shipping centers. Revenues are also derived, to a lesser extent, from the sale of shipping supplies and maintenance contracts.

Package shipping revenue is recognized when the package is shipped. Revenue from maintenance contracts is deferred and recognized over the period of the related agreement.

The Company generally recognizes revenue from sales of shipping systems upon delivery and installation. Certain sales agreements allow the customer to return the shipping system under certain circumstances within the first 12 months. Such revenue and related costs are deferred until the return rights lapse and certain other conditions are met.



The components of deferred revenue are as follows:

                                      December 31,       June 30,
                                          1996             1996
                                       ---------        ----------
                                      (unaudited)


         Machine sales                 $ 131,386        $  313,496
         Maintenance contracts            51,758           106,206
                                       ---------        ----------
                                       $ 183,144        $  419,702
                                       =========        ==========

Most of the automated shipping center sales are financed by third-party equipment lessors. The lessor has certain recourse to the Company in the event of customer default or return of the automated shipping center, primarily to re-market the automated shipping center on a best efforts basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

The Company has discontinued outright sales of shipping systems and revenues from shipping systems sales is expected to decrease in future periods.

4.   Supplemental Cash Flow Information:
The following table provides supplemental cash flow information for the respective six month period ended:


                                                 December 31,       December 31,
                                                      1996             1995
                                                 -----------        -----------



         Non Cash Transactions:
           Conversion of debt to common stock                      $  1,095,000
           Conversion of payable to common stock                        164,670

         Cash paid during the period for:
                 Interest                           $ 5,836        $     87,422





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GENERAL

         As of December 31, 1996, the Company had 196 Automated Shipping Centers(TM) ("ASCs") operating in 35 states and 4 Canadian provinces. The first ASC was placed in service in November 1994. The Company has evolved from a product and technology company selling a shipping product into a service company offering quality shipping services through the use of technology. The Company's focus has shifted from selling ASCs to placing ASCs in service in strategic retail locations at the Company's expense and operating them to maximize the Company's revenue. Under this plan, the Company continues to pay a percentage of package shipping revenue to the retail location where the ASC is placed, but the Company retains a greater share of the shipping revenue.

         A key part of the Company's strategy is to select targeted locations for its ASCs. The Company is now concentrating on placing ASCs in locations that have already established a shipping service. By concentrating on existing shipping sites, the Company believes that it can better reach its target markets, the small office and home office markets. The Company believes that small business and home office shippers are frequent shippers, and are more likely to use premium shipping services, such as next day delivery, which provide a higher profit margin to the Company. By placing machines in locations where consumers are already going for shipping services, the Company believes that it will be able to capture these frequent shippers without incurring the significant expense of a consumer marketing program. In addition, such locations are already processing a high volume of packages and will get the greatest benefit from the automation that U-Ship provides.

         In September 1996, the Company entered into an agreement with Kinko's, Inc. ("Kinko's") to install up to 250 ASCs by December 1997 (the "Kinko's Agreement"). The Kinko's Agreement provides that Kinko's will use its best efforts to provide the Company with the opportunity to install ASCs in up to 250 Kinko's stores by December 31, 1997. Pursuant to the Kinko's Agreement, each installation shall remain in operation for a period of three years from the date of installation, subject to certain contingencies. Under the Kinko's Agreement, the Company will retain ownership of the ASCs installed at the Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's.

         In October 1996, the Company entered into an agreement with OfficeMax, Inc. ("OfficeMax") to install 73 ASCs by the end of January 1997 (the "OfficeMax Agreement"). The OfficeMax Agreement provides that each installation shall remain in operation for a minimum period of three years from the date of installation. The Company will retain ownership of the ASCs installed at the OfficeMax sites, and package shipping revenue generated at each site will be shared between the Company and OfficeMax.


RESULTS OF OPERATIONS

         Package shipping revenue for the three months ended December 31, 1996, increased $2,168 or 1% to $191,196, from $189,028 for the same period in 1995. Net sales for the three months ended December 31, 1996, increased $1,680 or 1% to $255,809 from $254,129 for the same period in 1995. The increase in package shipping revenue is the result of the higher number of ASC locations offset by a short term loss of package volume resulting from returns of various pieces of old leased equipment. New ASC units take a number of months to reach their expected on-going volume. As a result, the increase in package volume does not reflect the expected full impact of the increase in number of ASC locations from 137 active units as of December 31, 1995 to 196 active units at the end of December 31, 1996. The Company has placed 111 ASCs at retail locations during the last 12 months and taken back 52 old leased units. Of the increase in the number of ASCs between the two periods, 56 of the units were placed in service during the last two months of the quarter.

         Package shipping revenue for the six month period ended December 31, 1996, increased $71,312 or 28% to $321,560, from $250,248 for the same period in 1995. Net sales for the six month period ended December 31, 1996, increased $86,185 or 24% to $452,595 from $366,410 for the same period in 1995. These increases are due primarily to the Company's increasing the number of locations at which ASCs are placed and building recurring revenue through increased package shipping revenue. The Company expects package shipping revenues to generate future revenue growth thereby reflecting its strategy to own and operate ASCs and generate package shipping revenues, and decrease dependence on selling ASC equipment.

         Gross margins increased by $14,161 or 38% to $51,266 for the three month period ended December 31, 1996, from $37,105 for the same period in 1995. For the six month period ended December 31, 1996, gross margins increased by $13,307 or 21% to $77,527, from $64,220 for the corresponding six month period from the prior year. Gross margins as a percent of sales have increased from 17% in the first quarter of 1996 to 20% in the second quarter primarily due to the increase in package shipping volume. The Company expects gross margins to continue to increase as a greater proportion of its revenues are derived from package shipping.

         General and administrative expenses for the three months ended December 31, 1996, increased $173,921 or 69% to $424,214 from $250,293. Personnel expenses accounted for $51,833 of the increase and additional increases in general and administrative expenses particularly ASC depreciation and costs associated with being publicly held accounted for the remaining increase. For the six month period ended December 31, 1996, general and administrative expenses increased $289,087 or 72% to $688,388, from $399,301 for the same period in 1995. Personnel expenses accounted for $118,003 of the increase and additional increases in ASC depreciation and expenses associated with being a publicly held company accounted for the remaining increase.

         Marketing and sales expenses for the three months ended December 31, 1996 increased $59,720 or 117% to $110,628 from $50,908. Personnel expenses represented $49,029 of the increase reflecting the increased marketing and sales activity being undertaken by the Company to increase the placement of the ASC units. Marketing and sales expenses for the six months ended December 31, 1996 increased $144,685 or 122% to $263,098 from $118,413 for the same period in the prior year. Personnel expenses represented $111,160 of the increase between the two periods.

         Research and development expenses for the three months ended December 31, 1996, increased $30,386 or 70% to $73,589 from $43,203 for the corresponding period in the prior fiscal period. For the six month period ended December 31, 1996, research and development expenses increased by $45,895 or 50% to $137,999 compared to $92,104 for the corresponding period in the prior fiscal period. Research and development expenses relate primarily to the development of new software tools for ASCs and costs associated with the development of new experimental models of the ASC. The Company expects these costs to stay relatively stable for the balance of the fiscal year.

         Interest income increased to $21,219 for the three months ended December 31,1996, as a result of the investment of cash surpluses generated from the Company's public offering in May 1996. Interest expense decreased from $46,949 for the three month period ended December 31, 1995 to $3,097 for the same period in 1996. The decrease is the result of a reduction in debt of $1,178,400 between the two periods. For the six month period ended December 31, 1996, interest income increased by $65,626 to $66,669 for the six month ended December 31, 1996 and interest expense decreased by $81,586 to $5,836 as a result of the cash generated from the Company public offering in May 1996 which allowed the Company to pay down its outstanding debt and invest the surplus.

         Net loss for the three months ended December 31, 1996, increased $185,838 to $539,043 from $353,205 for the same period in the prior fiscal year. Net loss for the six months ended December 31, 1996 increased $319,148 to $951,125 from $631,977 for the comparable period in the prior year. The Company expects to have increases in its revenues as it invests in expanding its network of ASCs. However, the Company expects to incur additional losses as it continues to invest in expanding its network of ASCs and until newly placed ASCs begin to generate package shipping revenue sufficient to offset the Company's investment in such machines and related operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a public offering in May 1996 which raised approximately $5.1 million. During the first quarter of the current fiscal year, the Company received an additional $0.3 million as a result of the exercise by the underwriter of the public offering of its overallotment option. The Company used approximately $1.9 million of the proceeds to repay bridge notes and bank debt, leaving net proceeds of approximately $3.5 million to finance growth and working capital.

         The Company's loss for the six month period ended December 31, 1996 was $951,125. As noted above, the Company expects revenue levels to continue increasing as additional ASC units are placed at retail locations. However, the Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ASC network and the costs incurred in expanding its organization to support the expected increase in this network.

         During September 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. In October 1996, the Company entered into a similar agreement to install 73 ASCs in OfficeMax locations by the end of January 1997. The total cost of installing these units will be approximately $1.6 million. Through December 31, 1996, the Company has installed 77 units at an approximate cost of $440,000. To date, the Company has utilized funds generated from its May 1996 public offering to fund the contract obligation to install these units and expects to rely on this and internally generated funds to continue financing the installations in the short term while the Company seeks alternative financing. The Company is seeking commercial financing from third parties for all or a portion of the remaining installations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it.

         Inventory levels increased by approximately $60,000 as of December 31, 1996, compared to June 30,1996, reflecting the overall increase in purchases made to fulfill the Kinko's and OfficeMax Agreements. Accounts receivables increased by approximately $76,500 from June 30, 1996 to December 31, 1996 due to the seasonal increase in shipping volumes in December. Accounts payables increased by approximately $147,000 over the same period due to increased level of inventory purchases and shipping activity. Accrued liabilities and deferred revenue decreased due to reversals of deferred revenues resulting from the exercise of return rights and recognition of revenue on a monthly basis on leased units remaining.

         Based on current commitments and on-going working capital needs, the Company believes that it will require additional debt or equity funds within the next six to eight months to continue to penetrate the market for automated shipping and to fund its on-going operations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it.

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

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY

         The Company entered its current business in 1992 and has had a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss thorough its current fiscal year. For the fiscal year ended June 30, 1996, the Company incurred net losses of $ 2,184,287. For the six month period ended December 31, 1996, the Company has incurred an additional net loss of $951,125. As of December 31 1996, the Company had working capital of $1,843,837. As of December 31, 1996, the Company had an accumulated deficit of $6,294,420. The Company will continue to incur these losses until there is a wide placement of ASCs which generates sufficient revenues from package shipments to offset operating costs. The report of the Company's independent public accountants concerning the Company's financial statements as of June 30, 1995 and 1996 contain explanatory paragraphs relating to the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitable operations.

MARKET ACCEPTANCE OF PRODUCTS

         A prerequisite to the Company's success will be to create demand for self-service, automated shipping services and wide placement of the Company's ASCs at retail and other business locations. The Company believes this is an undeveloped market and there can be no assurance that such demand will develop. Furthermore, even if demand does arise, there can be no assurance that the Company's product will gain broad market acceptance. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of established carriers, which, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASC in preference to the shipping services offered by its competitors or potential competitors.

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

SUBSTANTIAL INVESTMENT IN EQUIPMENT

         As a part of its business strategy, the Company seeks to place ASCs, at its own expense, in locations that have the potential to generate high package volume and with businesses that have multiple strategic locations, such as business centers, grocery stores and other service provider chains. Although the Company was traditionally able to sell ASCs with financing from third party lessors, no assurance can be given that similar financing will be available in the future to finance the Company's plan of placing ASCs in service at its own expense.

         Although the Company believes that such a strategy will lead to the generation of high package shipping volume and that such placements of ASCs is cost-effective, there can be no assurance that this strategy will be successful or that the Company will be able to recover its investments in the ASCs placed in service pursuant to this program either through profit margins or higher volumes of package shipments.

COMPETITION

         The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both FedEx, Inc. and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operate competing machines in the market that are comparable to the form and function of the Company's ASC. In addition, the Company competes with major air express carriers, all of which deploy large numbers of "drop boxes" which may compete with the Company's ASCs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ASCs. The Company also faces intense competition from the related service industry providing package collection services, such as mail and packaging stores. In addition, the Company's competitors and the dominant package shippers, all of which have greater resources than the Company, could develop products competitive with the Company's ASCs.

ABILITY TO FORM STRATEGIC RELATIONSHIPS

         The Company's strategy includes the formation of strategic relationships with major carriers and retailers. The Company believes that relationships with carriers will enable it to deploy its proprietary technology in the market by leveraging a carrier's established service and distribution channels. The Company has had limited success to date in forming a strategic relationship with a carrier. The Company has also sought to establish relationships with multi-site retailers. To date, the Company has entered into contracts with Kinko's and OfficeMax and some other smaller multi- site retailers. However, there can be no assurance that the Company will be successful in creating additional multi-site retailer relationships and/or successfully retain and grow the existing multi-site retailer relationships.

DEPENDENCE ON PROPRIETARY RIGHTS

         The Company's success will depend, in part, upon its ability to protect its proprietary technology, for which it relies on a combination of patent, copyright, trademark and trade secret laws. Although the Company has received patents for its ASC, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the product. The Company believes that one or more major carriers, all of which have greater financial, technical and marketing resources than the Company, have attempted to develop or purchase products or technologies competitive with the Company's ASCs. There can be no assurance that the Company will be able to maintain a competitive advantage in the ASC market based upon its proprietary technology.

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

PART II.     OTHER INFORMATION


ITEM 1.           Legal Proceedings

         None.


ITEM 2.           Changes in Securities

         None.

ITEM 3.           Defaults Upon Senior Securities

         None.


ITEM 4.           Submission of Matters to a Vote of Security Holders

         On December 12, 1996, the Company held its annual shareholders' meeting. There were 4,012,189 shares of common stock outstanding and entitled to vote, and a total of 2,569,018 shares (64.03%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

         1.   Proposal to elect seven directors, each for a one-year term.

                                               For          Withhold Authority

                  Bruce H. Senske           2,556,192             12,826
                  Willis K. Drake           2,558,692             10,326
                  Ronald L. Kotula          2,558,692             10,326
                  Michael Fox               2,494,005             75,013
                  Gary W. Ramsden           2,558,442             10,576
                  Ronald D. Schmidt         2,558,692             10,326
                  A. Richard Vogen          2,558,692             10,326

         2. Proposal to ratify the appointment of Arthur Anderson LLP as the Company's independent public accounts for the fiscal year ending June 30, 1997.

                  For:  2,556,478           Against:  11,500  Abstain:  1,040

         3. To transact such other business as may properly come before the meeting or any adjournment thereof.

                  For:  2,525,328           Against:  13,328  Abstain:  30,362


ITEM 5. Installation and Marketing Agreement, dated October 16, 1996, between the Company and OfficeMax, Inc.

         On October 16, 1996, the Company entered into a 36 month Installation and Marketing Agreement with OfficeMax, Inc. The terms of the OfficeMax Agreement require the Company to install 73 ASCs into various CopyMax locations by the end of January 1997. Under the terms of the OfficeMax Agreement each ASC shall remain in service for 36 months following the date of its installation. The Company has completed installation at 70 locations by January 23, 1997.

ITEM 6.           Exhibits and Reports on Form 8-K

         a.   Exhibits

                  Exhibit 10.1      Installation and Marketing Agreement,
                                    dated October 16, 1996, between the Company and OfficeMax, Inc.*

                  Exhibit 27        Financial Data Schedule

         a.   Reports on From 8-K

                  None
-----------
* Certain portions deleted and filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in they City of Minneapolis, State of Minnesota on February 13, 1997.


                                   U-SHIP, INC.



                                   By: /s/ Anwar H. Bhimani
                                   Anwar H. Bhimani
                                   Vice President and Chief Financial Officer




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  U-SHIP, INC.
                             EXHIBIT TO FORM 10-QSB


EXHIBIT NUMBER    DESCRIPTION                                           PAGE
--------------    -----------                                           ----

Exhibit 10.1      Installation and Marketing Agreement, dated
                  October 16, 1996, between the Company's
                  and OfficeMax, Inc.*

Exhibit 27        Financial Data Schedule


--------
* Certain portions deleted and filed separately with the Commission pursuant to a request for confidential treatment.