Form 10QSB
period 1997-03-31
U SHIP INC
filed 1997-05-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                                  U-SHIP, INC.
        (Exact Name of Small Business Issuer as specified in Its Charter)


              Utah                                        87-0355929
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

                             YES (X)          NO ( )

As of May 9, 1997 the issuer had outstanding 5,006,359 shares of Common Stock, $.004 par value.

                                  U-SHIP, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                            Page
PART 1.           FINANCIAL INFORMATION                                       3

ITEM 1.

         a)       Condensed Consolidated Financial Statements

         b)       Condensed Consolidated Balance Sheets - March 31, 1997
                  and June 30, 1996                                           3

         c)       Condensed Consolidated Statements of Operations - Three
                  and Nine months ended March31, 1997 and 1996                4

         d)       Condensed Consolidated Statements of Cash Flows - Nine
                  months ended March 31, 1997 and 1996                        5

         e)       Notes to Condensed Consolidated Financial Statements        6

ITEM 2.

         a)       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

PART II.          OTHER INFORMATION                                          15

ITEM 2.           Changes in Securities                                      15

ITEM 5.           Amendment #1 to Installation and Marketing Agreement
                  between the Company and OfficeMax, Inc. dated October
                  16, 1996                                                   15

ITEM 6.           Exhibits                                                   15

         10.1 Amendment #1 to Installation and Marketing Agreement between the Company and OfficeMax Inc., dated October 16, 1996

         10.2 Form of Subscription Agreement and Letter of Investment Intent by and between the Company and Robertson Stephens & Co.

         27.      Financial Data Schedule

SIGNATURES                                                                   16



PART I. - FINANCIAL INFORMATION

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          U-SHIP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of


                                                                          March 31,            June 30,
                                                                             1997                1996
                                                                         -----------         -----------
                ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                              $   371,471         $ 4,822,785
  Accounts receivable                                                        117,529              59,135
  Prepaid expenses                                                            61,903              12,208
  Inventories                                                                934,552             822,393
                                                                         -----------         -----------

             Total current assets                                          1,485,455           5,716,521
                                                                         -----------         -----------

PROPERTY AND EQUIPMENT:
  Shipping centers                                                         1,025,187              87,045
  Furniture, fixtures and equipment                                          515,170             365,003
  Less-Accumulated depreciation                                             (409,529)           (230,704)
                                                                         -----------         -----------

             Total property and equipment,net                              1,130,828             221,344
                                                                         -----------         -----------

Other assets, net                                                            112,251              76,964
                                                                         -----------         -----------


                                                                         $ 2,728,534         $ 6,014,829
                                                                         ===========         ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and notes payable                 $    43,705         $    28,173
  Checks issued not yet presented for payment                                    -             1,851,365
  Deferred Revenue                                                           112,581             419,702
  Accounts payable                                                           455,552             194,227
  Accrued liabilities                                                        138,205             250,353
                                                                         -----------         -----------

                          Total current liabilities                          750,043           2,743,820
                                                                         -----------         -----------

Long-term debt, net of current maturities                                    120,266              30,263
                                                                         -----------         -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    none issued and outstanding                                                  -                   -
  Common stock, $.004 par value; 75,000,000 shares authorized;
    4,020,850 and 3,916,564 issued and outstanding                            16,083              15,666
  Additional paid-in capital                                               8,864,046           8,548,875
  Warrants                                                                    19,500              19,500
  Accumulated deficit                                                     (7,041,404)         (5,343,295)
                                                                         -----------         -----------

                          Shareholders' equity                             1,858,225           3,240,746
                                                                         -----------         -----------

                                                                         $ 2,728,534         $ 6,014,829
                                                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.



                       U-SHIP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                     THREE MONTHS ENDED MARCH 31,            NINE MONTHS ENDED MARCH 31,
                                   -----------------------------------------------------------------------
                                       1997                1996                1997                1996
                                   -----------         -----------         -----------         -----------
Revenue
  Package shipping revenue         $   170,455         $   155,256         $   492,015         $   405,504
  Machine sales revenue                 22,996              53,367             135,628             163,553
  Other revenue                          3,813                 964              22,216               6,940
                                   -----------         -----------         -----------         -----------
      Net sales                        197,264             209,587             649,859             575,997

Cost of goods sold                     170,372             180,479             545,440             482,669
                                   -----------         -----------         -----------         -----------

Gross profit                            26,892              29,108             104,419              93,328

General and administrative             607,254             238,149           1,295,642             637,450
Marketing and sales                    166,059              86,414             429,157             204,827
Research and development                 7,438             109,935             145,437             202,039
                                   -----------         -----------         -----------         -----------
Loss from operations                  (753,859)           (405,390)         (1,765,817)           (950,988)

Interest income                        (13,046)            (15,426)            (79,715)            (16,469)
Interest expense                         6,171             150,154              12,007             237,576
                                   -----------         -----------         -----------         -----------

Net loss                           $  (746,984)        $  (540,118)        $(1,698,109)        $(1,172,095)
                                   ===========         ===========         ===========         ===========

Net loss per share                 $     (0.19)        $     (0.27)        $     (0.42)        $     (0.65)
                                   -----------         -----------         -----------         -----------
Weighted average number of
  common shares outstanding          4,017,906           2,009,103           4,016,281           1,804,397
                                   ===========         ===========         ===========         ===========


The accompanying notes are an integral part of the financial statements.

                       U-SHIP, INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                (UNAUDITED)


                                                                       Nine Months Ended March 31,
                                                                      ----------------------------
                                                                          1997            1996
                                                                      -----------      -----------
OPERATING ACTIVITIES:
     Net Loss                                                         $(1,698,109)     $(1,172,095)
     Adjustments to reconcile net loss to net cash flows used for operating activities-
            Depreciation and amortization                                 198,152          174,482
            Reserve for doubtful accounts                                  (2,440)             -
            Reserve for inventory                                         (22,000)             -
            Debt issuance costs                                               -           (141,327)
            (Gain)/Loss on retirement of equipment                          4,312              -
     Change in current operating items:
            Checks held, not yet presented for payment                 (1,851,365)             -
            Accounts receivable                                           (55,954)         (52,084)
            Inventories                                                   (90,159)        (297,858)
            Prepaid expenses and other                                    (49,695)         (68,497)
            Accounts payable                                              261,325         (266,267)
            Accrued liabilities and deferred revenue                     (419,269)         244,704
                                                                      -----------      -----------

                    Cash used for operating activities                 (3,725,202)      (1,578,942)
                                                                      -----------      -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                               (1,132,235)         (81,896)
                                                                      -----------      -----------

                    Cash used for investing activities                 (1,132,235)         (81,896)
                                                                      -----------      -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                       151,294        2,248,000
     Payments on notes payable and long-term debt                         (45,759)        (128,310)
     Sale of common stock                                                 300,588          103,000
     Cancellation of shares                                                   -                  5
                                                                      -----------      -----------

                Cash provided by financing activities                     406,123        2,222,695
                                                                      -----------      -----------

Net decrease in cash and cash equivalents                              (4,451,314)         561,857

Cash and cash equivalents, beginning of period                          4,822,785           41,853
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $   371,471      $   603,710
                                                                      ===========      ===========

NONCASH TRANSACTIONS:
     Conversion of debt to common stock                                       -          1,095,001
     Conversion of payables to common stock                                   -            164,670
     Common stock issued in exchange for patent                            15,000              -


The accompanying notes are an integral part of the financial statements.


                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company", without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations for the three and nine months ended March 31, 1997 and 1996, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1996, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 26, 1996.

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

2.   Inventories:
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:
                                                March 31,           June 30,
                                                  1997                1996
                                               ---------           ---------

         Raw materials and work components     $ 775,048           $ 490,342
         Finished goods                          159,504             332,051
                                               ---------           ---------
                                               $ 934,552           $ 822,393
                                               =========           =========
3.   Revenue Recognition:
The Company has historically generated revenue from two primary sources: The per-package shipping revenue generated from ongoing shipping volume and the sale of automated shipping centers. Revenues are also derived, to a lesser extent, from the sale of shipping supplies and maintenance contracts.

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

The components of deferred revenue are as follows:

                                                March 31,           June 30,
                                                  1997                1996
                                               ---------           ---------

         Machine sales                           $59,724           $ 313,496
         Maintenance contracts                    52,857             106,206
                                               ---------           ---------
                                               $ 112,581           $ 419,702
                                               =========           =========

Most of the automated shipping center sales are financed by third-party equipment lessors. The lessor has certain recourse to the Company in the event of customer default or return of the automated shipping center, primarily to re-market the automated shipping center on a best efforts basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

4.     Subsequent Event - Private Placement:
The Company completed a private placement in April 1997 raising approximately $1.7 million. The Company sold approximately 985,500 shares of its par value $.004 common stock at $1.725 per share. The shares were sold to certain existing institutional shareholders, certain directors and officers of the Company. Under terms of the financing, the Company agreed to retroactively reduce the per share price of shares to investors in the private placement if an offering of its common stock before July 29, 1997 was consummated at a price lower than the private placement price of $1.725. The price reduction would effectively require the Company to issue additional shares to the investors to match the per share price being offered in the new offering.

5.    New Pronouncement:
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998, at which time all prior period EPS are to be restated in accordance with SFAS 128.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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


GENERAL
         As of March 31, 1997, the Company had 270 Automated Shipping Centers(TM) ("ASCs") located in 35 states and 4 Canadian provinces. The first ASC was placed in service in November 1994. The Company has evolved from a product and technology company selling a shipping product into a company offering automated shipping equipment, shipping products and quality shipping services through the use of technology. In the last three fiscal quarters, the Company's sales efforts have emphasized the placement of ASCs in strategic retail locations at the Company's expense and operating them to maximize the Company's revenue. Under this plan, the Company continues to pay a percentage of package shipping revenue to the retail location where the ASC is placed, but the Company retains a greater share of the shipping revenue.

         A key part of the Company's strategy is to select targeted locations for its ASCs. The Company is concentrating on placing ASCs in locations that have already established a shipping service or are trying to aggressively establish these services. By concentrating on such shipping sites, the Company believes that it can better reach its target market, the small office and home office market and the occasional shipper, both segments currently under-served by existing shipping service providers. The occasional shipper usually ships under ten packages a year. These shippers usually go to the United States Post Office or try to locate a United Parcel Service ("UPS") shipping center. Throughout the country a large number of grocery, hardware and similar stores offer shipping services through UPS. Such locations are already processing a high volume of packages and benefit from the automation that U-Ship provides. The small business and home office shippers frequently use outsourced business services and these service providers are eager to provide additional services to these customers to provide a one-stop shop. In addition, the Company believes that small business and home office shippers are frequent business shippers, and are more likely to use premium shipping services, such as next day delivery, which provide a higher profit margin to the Company. The Company had expected that by placing its ASCs at locations where individuals owning small businesses or individuals working out of a home office frequent for business services, it would be able to capture significant shipping volume without incurring the significant expense of a consumer marketing program. However, the Company's experience to date has not borne out this expectation and the Company is currently developing marketing programs which the Company believes will lead to increased usage of its ASCs at its various locations. The Company expects that the implementation of marketing programs will increase the overall operating costs of the Company, and no assurance can be given that these marketing activities will result in any significant increase in package shipping volume at these ASC locations.

         In September 1996, the Company entered into an agreement with Kinko's, Inc. ("Kinko's") to install up to 250 ASCs by the end of December 1997 (the "Kinko's Agreement"). Pursuant to the Kinko's Agreement, each installation shall remain in operation for a period of three years from the date of installation. Under the Kinko's Agreement, the Company will retain ownership of the ASCs installed at the Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's.

         In October 1996, the Company entered into an agreement with OfficeMax, Inc. ("OfficeMax") to install 73 ASCs by the end of January 1997. In March 1997 the Company expanded this contract to install a total of 140 ASCs by the end of January 1998. The OfficeMax agreement provides that each installation shall remain in operation for a minimum period of three years from the date of installation. The Company will retain ownership of the ASCs installed at the OfficeMax sites, and package shipping revenue generated at each site will be shared between the Company and OfficeMax.

         The Company is also exploring the possibility of sales of its ASCs to existing shipping oriented businesses and to mail centers located within corporate settings. The Company believes that its automation technology for UPS shipping can reduce costs, help in extending service hours through the use of unattended ASCs and improve service to the shipping consumer. If the Company's initial investigations provide evidence that a need for ASCs exist in these market niches, the Company anticipates that it will pursue sales of its ASCs to this market segment by entering into distribution agreements with current distributors serving this market.

RESULTS OF OPERATIONS
         Package shipping revenue for the three months ended March 31, 1997, increased $15,199 or 10% to $170,455 from $155,256 for the same period in 1996. Net sales for the three months ended March 31, 1997, decreased $12,323 or 6% to $197,264 from $209,587 for the same period in 1996. The increase in package shipping revenue is the result of the higher number of ASC locations offset by a short term loss of package volume resulting from returns of some old leased equipment. New ASC units take a number of months to reach their expected on-going volume. As a result, the increase in package volume does not reflect the expected full impact of the increase in number of ASC locations from 157 active units as of March 31, 1996 to 270 active units at the end of March 31, 1997. The Company has placed 188 ASCs at retail locations during the last twelve months and taken back 75 old leased units. Of the increase in the number of ASCs between the two periods, 77 units were placed in service during the quarter ended March 31, 1997. The Company's expectations of package volume at new ASC locations have not been met to date. The Company has initiated a number of marketing initiatives which are intended to increase the volume of package shipping at its ASCs. The results of these initiatives are not yet known and there can be no assurance that the Company will be successful in increasing package shipping volumes substantially at its existing ASC locations.

         Package shipping revenue for the nine-month period ended March 31, 1997, increased $86,511 or 21% to $492,015 from $405,504 for the same period in 1996. Net sales for the nine-month period ended March 31, 1997, increased $73,862 or 13% to $649,859 from $575,997 for the same period in 1996. These increases are due primarily to the Company's increasing number of ASC locations and building recurring revenue through increased package shipping revenue. The Company emphasized placement of owned ASCs during the first three quarters of this fiscal year. As a result, revenues from machine sales is lower for this period. Package shipping revenues will continue to be the emphasis for growth in future periods, although the Company is currently evaluating if sales of ASCs provide an attractive market segment to exploit in certain circumstances.

         Gross margins decreased by $2,216 or 8% to $26,892 for the three months period ended March 31, 1997, from $29,108 for the same period in 1996. For the nine months ended March 31, 1997, gross margins increased by $11,091 or 12% to $104,419 from $93,328 for the corresponding nine-month period from the prior year. Gross margins as a percent of sales decreased in the third quarter to 14% compared to 20% in the second quarter of fiscal 1997, primarily due to higher costs associated with certain production problems which have since been corrected. The Company expects gross margins as a percent of sales to increase as a greater proportion of its revenues are derived from package shipping.

         General and administrative expenses for the three months ended March 31, 1997, increased $369,105 or 155% to $607,254 from $238,149. Personnel expenses accounted for $52,941 of the increase and additional increases in general and administrative expenses, particularly ASC depreciation and an increase in maintenance costs associated with a field upgrade completed in February 1997, accounted for the remaining increase. For the nine month period ended March 31, 1997, general and administrative expenses increased $658,192 or 103% to $1,295,642 from $637,450 for the same period in 1996. Personnel expenses accounted for $135,436 of the increase, and additional increases in ASC depreciation, increased maintenance costs associated with a field upgrade and expenses associated with being a publicly held company accounted for the remaining increase. In April 1997, the Company implemented cost-cutting measures through the reduction of staff and deferral of certain expenditures. The impact of these reductions, which amount to approximately $150,000 annually, will be experienced in the quarter ending June 30 , 1997.

         Marketing and sales expenses for the three months ended March 31, 1997 increased $79,645 or 92% to $166,059 from $86,414 for the same period in 1996. Personnel expenses represented $35,110 of the increase, and the remaining increase reflects the increased marketing and sales activity being undertaken by the Company to increase the placements of the ASC units and to increase volume at existing ASC sites. Marketing and sales expenses for the nine months ended March 31, 1997 increased $224,330 or 110% to $429,157 from $204,827 for the same period in the prior year. Personnel expenses represented $116,920 of the increase between the two periods. The Company is currently implementing marketing programs intended to improve package shipping volume at certain locations. Additional marketing programs are being developed and will be implemented during the three to six months. As a result, marketing expenses are expected to increase over this period. Depending on the results of the marketing programs, the Company may elect to continue these or similar programs to improve package shipping volumes in the future. No assurance can be given that package volumes will increase with the implementation of these marketing programs.

         Research and development expenses for the three months ended March 31, 1997, decreased $102,497 or 93% to $7,438 from $109,935 for the corresponding period in the prior fiscal period. The reduction is primarily due to the completion of significant development work on the 3100 model ASC in earlier periods with no new development activities currently underway. For the nine-month period ended March 31, 1997, research and development expenses decreased by $56,602 or 28% to $145,437 compared to $202,039 for the corresponding period in the prior fiscal period. Research and development expenses relate primarily to the development of new software tools for the ASCs and costs associated with the development of new experimental models of the ASC.

         Interest income decreased to $13,046 for the three months ended March 31,1997, compared to $15,426 for the corresponding three month period of the prior year, primarily as a result of lower investments as cash balances were reduced due to the funding of operating deficits. Interest income was higher in the prior period due to higher cash balances resulting from proceeds of a bridge loan prior to the Company's public offering completed in May 1996. Interest expense decreased from $150,154 for the three month period ended March 31, 1996 to $6,171 for the same period in 1997. The decrease is the result of a reduction in debt of $1,178,400 between the two periods. For the nine month period ended March 31, 1997, interest income increased by $63,246 to $79,715 and interest expense decreased by $225,569 to $12,007 as a result of the cash generated from the Company's public offering in May 1996 which allowed the Company to pay down its outstanding debt and invest the surplus.

         Net loss for the three months ended March 31, 1997, increased $206,866 to $746,984 from $540,118 for the same period in the prior fiscal year. Net loss for the nine months ended March 31, 1997 increased $526,014 to $1,698,109 from $1,172,095 for the comparable period in the prior year. The Company expects to have increases in its revenues as it invests in expanding its network of ASCs. However, the Company expects to incur additional losses until its ASC's generate sufficient volume to offset its investment and operating expenses. There can be no assurance that the shipping volume will increase sufficiently or the Company will be able to expand its network of ASCs sufficiently to generate profitable revenues.

LIQUIDITY AND CAPITAL RESOURCES
         The Company completed a public offering in May 1996, which raised approximately $5.1 million. During the first quarter of the current fiscal year, the Company received an additional $0.3 million as a result of the exercise by the underwriter of its over-allotment option. The Company used approximately $1.9 million of the public offering proceeds to repay bridge notes and bank debt, leaving net proceeds of approximately $3.5 million to finance growth and working capital. In April 1997, the Company completed a private placement of its common stock raising approximately $1.7 million. The Company is currently operating at a loss and depends on cash generated through its equity offerings to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form.

         The Company's loss for the nine-month period ended March 31, 1997 was $1,698,109. Although the Company expects revenue levels to continue to increase as additional ASC units are placed at retail locations, the Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ASC network and the costs incurred in expanding its organization to support the expected increase in this network. As noted earlier, the Company has initiated marketing programs to influence the volume of package shipping at its shipping centers. The Company believes that these programs will result in greater package shipping revenues per shipping center, although no assurance can be given that volumes will increase appreciably as a result of these initiatives in the near future, if at all.

         During September 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. In October 1996, the Company entered into a similar agreement with OfficeMax to install 73 ASCs in OfficeMax locations by the end of January 1997, which agreement was further expanded, in March 1997, to include a total of 140 ASCs. The total cost of installing these units will be approximately $2 million. Through March 31, 1997, the Company has installed 134 units at an approximate cost of $737,000. To date, the Company has utilized funds generated from its May 1996 public offering to fund the installation of these units and expects to rely on this, the private placement proceeds and internally generated funds to continue financing the installations in the short term. It is likely that the Company will need additional commercial financing for a portion of the remaining installations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it.

         Inventory levels increased by approximately $90,000 as of March 31, 1997, compared to June 30, 1996, reflecting the overall increase in purchases made to fulfill the Kinko's and OfficeMax agreements. Accounts receivables increased by approximately $56,000 from June 30, 1996 to March 31, 1997 due to the seasonal increase in shipping volumes in December and January. Accounts payables increased by approximately $261,000 over the same period due to increased level of inventory purchases and deferral of payments to reduce short-term cash outflow. Accrued liabilities and deferred revenue decreased due to reversals of deferred revenues resulting from the exercise of return rights and recognition of revenue on a monthly basis on leased units remaining.

         Based on current commitments and on-going working capital needs, the Company believes that it will require additional debt or equity funds within the next eight months to ten months to continue to penetrate the market for automated shipping and to fund its on-going operations. As noted earlier, the Company is currently implementing marketing programs which it expects to positively influence the volume of package shipping at its ASCs. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or on terms satisfactory to it.


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

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY
         The Company entered its current business in 1992 and has had a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss thorough its current fiscal year. For the fiscal year ended June 30, 1996, the Company incurred net losses of $ 2,184,287. For the nine-month period ended March 31, 1997, the Company has incurred an additional net loss of $1,698,109. As of March 31 1997, the Company had working capital of $735,412. As of March 31, 1997, the Company had an accumulated deficit of $7,041,404. The Company will continue to incur these losses until there is a wide placement of ASCs which generate sufficient revenues to offset operating costs. The report of the Company's independent public accountants concerning the Company's financial statements as of June 30, 1995 and 1996 contain explanatory paragraphs relating to the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitable operations. The Company expects that it will need additional debt or equity funding in the next eight to ten months to fund on-going operating costs. There can be no assurance that such funding will be available to the Company at terms satisfactory to it.

MARKET ACCEPTANCE OF PRODUCTS
         A prerequisite to the Company's success will be to create demand for self-service, automated shipping services and wide placement of the Company's ASCs at retail and other business locations. The Company believes this is an undeveloped market and there can be no assurance that such demand or market acceptance of its ASCs will develop. To date the Company has had limited success in creating a demand for automated shipping services. The marketing cost of creating demand for the Company's services may be significant and beyond the Company's funding capability. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of established carriers, which, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASC in preference to the shipping services offered by its competitors or potential competitors.

DEPENDENCE UPON CARRIERS
         The Company is dependent upon the United Parcel Service ("UPS") to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain arrangements with UPS or to develop relationships with other package carriers, would cause an interruption of service to the Company's customers and would have a material adverse effect upon its business. The Company has no control over the nature, cost or availability of services provided by any carrier and has no long-term contracts with such carriers.

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

ABILITY TO FORM STRATEGIC RELATIONSHIPS
         The Company's strategy includes the formation of strategic relationships with major carriers and retailers. The Company believes that relationships with carriers will enable it to deploy its proprietary technology in the market by leveraging a carrier's established service and distribution channels. The Company has had no success to date in forming a strategic relationship with a carrier. The Company has also sought to establish relationships with multi-site retailers. To date, the Company has entered into contracts with Kinko's and OfficeMax and some other smaller multi-site retailers. However, there can be no assurance that the Company will be successful in creating additional multi-site retailer relationships and/or successfully retain and grow the existing multi-site retailer relationships.

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

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities

         The Company completed a private placement on April 29, 1997 raising approximately $1.7 million. The Company sold approximately 985,500 shares of its common stock, $.004 par value per share, at $1.725 per share. The private placement was not underwritten and shares were sold by the Company directly to certain existing institutional shareholders, certain directors and officers of the Company. The Company relied upon Section 4 (2) of the Securities Act of 1933, as amended, and Rule 565, of the Securities and Exchange Commission under such act in effecting the private placement of its securities. Although no formal agreements exist, the Company expects to pay a finder's fee to a broker for the shares sold to non-director and non-officer shareholders. The amount of the finder's fee (which is expected to have a cash and a warrant component) has not yet been finalized and is under negotiation. Under terms of the financing, the Company agreed to retroactively reduce the per share price of shares to investors in the private placement if an offering of common stock before July 29, 1997 was consummated at a price lower than the private placement price of $1.725. The price reduction would effectively require the Company to issue additional shares to the investors to match the per share price being offered in the new offering.


ITEM 5 - Amendment # 1 dated March 31, 1997 to Installation and Marketing Agreement, dated October 16, 1996, between the Company and OfficeMax, Inc.

         On March 31, 1997, the Company amended its Installation and Marketing Agreement dated October 16, 1996 with OfficeMax, Inc. to expand the number of ASC units covered by the agreement from 73 to 140 with an expected fulfillment of the additional units prior to December 31, 1997. All other terms of the agreement remained unchanged. On October 16, 1996, the Company entered into a 36 month Installation and Marketing Agreement with OfficeMax, Inc.. The terms of the Agreement requires the Company to install 73 ASCs into various CopyMax locations by the end of January 1997. Under the terms of the Agreement each ASC shall remain in service for 36 months following the date of its installation.

ITEM 6 - Exhibits and Reports on Form 8-K

         a.    Exhibits

                  Exhibit 10.1 Amendment #1 dated March 31, 1997 to Installation and Marketing Agreement, dated September 30, 1996, between the Company and OfficeMax, Inc.

                  Exhibit 10.2      Form of Subscription Agreement and
                                    Letter of Investment Intent by and between the Company and Robertson Stephens & Co. and related funds in the aggregate.

                  Exhibit 27        Financial Data Schedule

         b.    Reports on From 8-K

                  None



                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in they City of Minneapolis, State of Minnesota on May 13 , 1997.


                                           U-SHIP, INC.



                                           By: /s/ Bruce H. Senske
                                           Bruce Senske,
                                           President and Chief Executive Officer



                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                U-SHIP, INC.
                          EXHIBITS TO FORM 10-QSB


EXHIBIT NUMBER          DESCRIPTION                                        PAGE
--------------          -----------                                        ----

Exhibit 10.1            Amendment #1 dated March 31, 1997 to
                        Installation and Marketing Agreement, dated
                        October 16, 1996, between the Company's and
                        OfficeMax, Inc.

Exhibit 10.2 Form of Subscription Agreement and Letter of Investment Intent by and between the Company and Robertson Stephens & Co. and related funds in the aggregate

Exhibit 27              Financial Data Schedule