Form 10KSB40
period 1997-06-30
U SHIP INC
filed 1997-09-26
CIK 1002902

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

           (Address of principal executive offices including Zip Code)

          Issuer's Telephone Number, Including Area Code (612) 941-4080

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $.004
                                                                per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $917,705

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $4,435,665 as of September 15, 1997.

As of September 15, 1997, there were 5,401,011 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None


September 25, 1997

                                                 FORM 10-KSB INDEX

                                                                                                                 Page

PART I     .....................................................................................................  1
           Item 1.    DESCRIPTION OF BUSINESS...................................................................  1
           Item 2.    DESCRIPTION OF PROPERTY................................................................... 10
           Item 3.    LEGAL PROCEEDINGS......................................................................... 10
           Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................................... 10

PART II    ..................................................................................................... 11
           Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                      MATTERS................................................................................... 11
           Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS...................................................... 11
           Item 7.    FINANCIAL STATEMENTS...................................................................... 19
           Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE....................................................... 34

PART III   ..................................................................................................... 34
           Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                      ACT....................................................................................... 34
           Item 10.  EXECUTIVE COMPENSATION..................................................................... 35
           Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT................................................................................ 36
           Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................. 37
           Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K..................................................... 39

EXHIBIT 10.25 .................................................................................................. 44

EXHIBIT 11 ..................................................................................................... 48

EXHIBIT 23 ..................................................................................................... 49

EXHIBIT 27 ..................................................................................................... 50


September 25, 1997

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         U-Ship, Inc. (the "Company" or "U-Ship") manufactures, markets, operates and develops self-service, automated shipping systems for use by consumers and small business shippers who ship packages and priority letters through major carriers in the air express and package delivery market. In November 1994, the Company began deployment of its own network of electronic, customer-operated, self-service shipping centers. The Company's Automated Shipping Center ("ASC"), which is being placed in retail locations in the United States and Canada, provides a feeder system to United Parcel Service of America, Inc. ("UPS") and can provide similar services to other carriers in the multi-billion dollar air express and package shipping market. As of June 30, 1997, the Company had placed in service approximately 300 ASCs in 40 states. The Company derives revenue primarily from package shipping transactions and, to a lesser extent, from the sale of ASCs. The Company holds eight patents related to hardware and software utilized in its ASCs and is not aware of other comparable self-service, automated shipping systems currently marketed or available to consumers and small business package shippers. The Company believes that its ASC technology is among the most advanced self-service, automated, air express and package shipping system available for consumers and small businesses.

         The Company's strategy is to make shipping services available to consumers through the installation of its ASC systems in retail shopping locations, major office supply and instant printing outlets, business centers and office parks. Prior to 1996, the majority of ASCs placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-third of its 300 ASCs network through such arrangements. During 1996 and 1997, however, the Company's deployment strategy changed to emphasize the placement of Company-owned and operated ASCs in retail locations. The Company is, however, currently reevaluating these deployment methods in light of lower than anticipated package shipping volumes and lack of anticipated revenue per site. There can be no assurance, however, that current or other strategies currently being considered by the Company will serve to increase market acceptance of the Company's ASCs. See "Factors That May Affect Future Operating Results- Market Acceptance of Product."

         The Company is currently focussing the majority of its marketing efforts on establishing a strategic relationship with a major carrier. The Company is also presently engaged in product development activities to produce ASCs that meet specific carrier requirements. The Company believes that such a relationship could provide greater revenue potential. The Company believes that air express and package shipping carriers may, in the future, utilize some form of self-service technology to increase accessibility to their services in the market, although there can be no assurance that carriers will decide to use the Company's technology, or that any strategic relationship will be profitable to the Company.

         The Company anticipates continued operation of its own network of ASCs and is exploring promotional activities to increase awareness and trial of its services in the retail location. The Company is working in conjunction with Kinko's and OfficeMax to develop in-store promotional programs to increase shipping volume per site. The Company is developing methods in which to provide advertising and promotional services on its ASCs for major product and service companies. Additional expansion of the Company's network of ASCs will be dependent upon the Company's ability to increase revenue generated per site through shipping volume and offering additional services.

         The Company served customers in approximately 55,000 transactions during the year ended June 30, 1997 through its various retail locations, including OfficeMax stores and Kinko's Copy Centers. The Company enters into agreements with retailers to provide service and maintenance support related to the operation of the ASC at retail locations. The services provided by the Company under these agreements include data processing of credit card transactions, reconciliation and payment of weekly UPS bills for service contracted

September 25, 1997
by the Company, customer service support related to package tracking and damage and loss claims for consumers who have used the system. These agreements also provide for maintenance of the hardware and licensing of the software related to the operation of the ASC. The Company generates revenue from package shipping transactions and compensates retailers based upon the number and types of shipping transactions processed. Each location in the Company's network of ASCs is centrally controlled and serviced through an electronic connection to the Company's computer network system located at its headquarters. The Company accepts cash and major credit cards for payment of package shipping charges. The Company also issues U-Ship private labeled "Preferred Business Shipper" credit cards to small businesses for which it bills and collects monthly. The Company also derives revenue, to a lesser extent, from the sale of shipping supplies such as boxes, packing material and tape to retailers for consumer sales.

         In September 1996, the Company entered into an Installation and Marketing Agreement (the "Kinko's Agreement") with Kinko's, Inc. ("Kinko's"). The Kinko's Agreement provides that Kinko's will use its best efforts to provide the Company the opportunity to install up to 250 ASCs in Kinko's Copy Centers by December 1997. Under the terms of the Kinko's Agreement, each ASC shall remain in service for 36 months following the date of its installation, subject to certain contingencies. Also, the Kinko's Agreement provides that the Company will retain ownership of the ASCs installed at Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's. As of June 30, 1997, the Company had installed 78 ASCs in Kinko's Copy Center locations. In October 1996, the Company entered into a 36 month Installation and Marketing Agreement (the "OfficeMax" Agreement") with OfficeMax, Inc. ("OfficeMax"). The terms of the OfficeMax Agreement, as amended, require the Company to install 140 ASCs into various OfficeMax locations by the end of December 1997. Under the terms of the OfficeMax Agreement, each ASC shall remain in service for 36 months following the date of its installation. As of June 30, 1997, the Company had installed 87 ASCs in various OfficeMax stores. The Company is currently conducting discussions with Kinko's and OfficeMax concerning the placement of additional ASCs in Kinko's locations under existing contracts and methods of promoting the increased usage of ASCs in Kinko's and OfficeMax stores.

         The Company was incorporated in Utah under the name Basin Energy Corporation on September 10, 1979. In January 1980, the Company completed a public offering of 750,000 shares of Common Stock and thereafter engaged in various activities unrelated to its present business. In February 1990, the Company changed its name to EuroDynamics Corporation, and in May 1992, the Company entered into an exchange agreement with U-Ship International, Ltd., a Wisconsin corporation ("USI"), which provided for the acquisition of USI by the Company, which then amended its name to U-Ship, Inc. All references to the Company herein shall include U-Ship International, Ltd., the Company's operating subsidiary, and U-Ship America, Inc. Substantially all of the Company's current management and Board of Directors joined the Company subsequent to January 1993.

AGREEMENT WITH MANCHESTER FINANCIAL GROUP, INC.

         In September 1997, the Company engaged Manchester Financial Group, Inc. ("Manchester") to provide certain advisory and consulting services, including, but not limited to, a strategic review and analysis of the Company's business, market, management, development plans and financing. The engagement, which is for a term of one year, provides for monthly payments to Manchester in the amount of $15,000 and the issuance to Manchester of a five-year warrant for the purchase of 200,000 shares of the Company's Common Stock. The Company has also agreed to pay certain additional fees to Manchester in the event an acquisition-related transaction is consummated with a party to which the Comapny is introduced to by Manchester.

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

September 25, 1997

         INABILITY OF CARRIERS TO SERVE THE CONSUMER AND SMALL BUSINESS MARKET. While the number of packages shipped by consumers and small businesses is large and growing, this is a difficult market for carriers to service because such shipments typically occur on an infrequent basis. Thus, there can be inefficiency and substantial expense if the carrier provides package pickup. Moreover, carrier depots are generally located in difficult-to- find office, warehouse, office parks or airport spaces, which are often inconvenient for consumers and small businesses to access. Frequently, these depots have limited hours and do not cater to the needs of the shipping public. To service this market need the express air carriers have invested in the placement of express letter drop boxes and there has been the growth of an air express and package collection service industry, including "mailbox" stores in retail convenience centers and shipping counters in grocery stores.

         HIGH GROWTH OF CATALOG AND TELEVISION SHOPPING. Busy two-income families often lack the time to shop at conventional stores. Increasingly, the Company believes, people are buying for themselves and purchasing gifts for others through catalogs and television shopping channels. Such purchases generated revenues of several billion dollars in 1994. There is also a new and growing trend toward virtual shopping, with people buying goods and services through the Internet and the World Wide Web. Statistics also show that a substantial percentage of all items purchased through the mail and television are returned, creating a significant and growing small package shipping-return market. These packages typically are returned using ground shipping modes which are more affordable than air shipping modes and are not accepted by the express carriers letter drop boxes.

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

TO MEET THE PACKAGE SHIPPING NEEDS OF CONSUMERS AND SMALL BUSINESSES WITH:

         o ACCESSIBILITY. Easy access is achieved by placing ASCs where they can be accessed 24 hours a day, 7 days a week in high volume retail locations such as copy centers, office supply stores and grocery stores, all of which presently offer shipping services and are easily accessible by consumers and the small business and home office shippers. Consumers regularly visit these local retail stores and U-Ship supports the retailers strategy of being a "one-stop-shop."

                           For time sensitive shipments, such as priority
                  letters and packages, U-Ship believes placement of ASCs in financial sites and business districts where accounting and legal firms are located would provide needed access to express shipping services. The Company believes that these businesses use next-day priority shipments with great frequency. the Company offers stand-alone unattended kiosks which processes and captures parcels and letters to be shipped. There are 48 metropolitan statistical areas in the United States with populations

September 25, 1997
                  of more than 500,000. The Company believes that each such area presents a potential market for U-Ship stand-alone ASC systems.

         o CONVENIENCE, SIMPLICITY AND CHOICE. By providing automatic weighing, delivery services, label printing, shipping-manifest creation and payment by credit card, U-Ship makes the process of shipping more convenient and simple. The Company's system can respond to a customer's frequent shipped-to list and automatically complete the name and address of the recipient. The Company's technology permits choice by providing visual and verbal shipping options to the customer including price and designated delivery date. The ASC provides the information at the customer's fingertips to make time/value shipping decisions on the spot.

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

OPENING OPPORTUNITIES FOR SERVICES IN AREAS SUCH AS:

         o RETURNS PROGRAMS AND WARRANTY PROGRAMS. The Company believes that there is an opportunity to act as the preferred shipper for the return of merchandise previously purchased by consumers through mail order catalogs. To qualify, however, U-Ship must have broad accessibility in most geographic markets.

TO CREATE STRATEGIC RELATIONSHIPS WITH CARRIERS:

         o MARKETING TO CARRIERS. The Company is attempting to market its product to major package shipping carriers. The Company believes that entering into a strategic agreement for the use of its technology by a major carrier can provide an important base of revenue for future operations. Such arrangements could include licensing existing technology or the development and manufacture of custom products.

PRINCIPAL RETAILER RELATIONSHIPS

         In September 1996, the Company entered into an Installation and Marketing Agreement (the "Kinko's Agreement") with Kinko's Inc. ("Kinko's"). The Kinko's Agreement provides that Kinko's will use its best efforts to provide the Company the opportunity to install up to 250 ASCs in Kinko's Copy Centers by December 1997. Under the terms of the Kinko's Agreement, each ASC shall remain in service for 36 months following the date of its installation, subject to certain contingencies. Also, the Kinko's Agreement provides that the Company will retain ownership of the ASCs installed at Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's. As of June 30, 1997 the Company had installed 78 ASCs in Kinko's Copy Center locations. In October 1996, the Company entered into a 36 month Installation and Marketing Agreement, (the "OfficeMax Agreement") with OfficeMax, Inc. ("OfficeMax"). The terms of the OfficeMax Agreement as amended, require the Company to install 140 ASCs into various OfficeMax locations by the end of December 1997. Under the terms of the OfficeMax Agreement, each ASC shall remain in service for 36 months following the date of its installation. As of June 30, 1997 the Company had installed 87 ASCs in various OfficeMax stores. The Company is currently conducting discussions with Kinko's and OfficeMax concerning the placement of additional ASCs in Kinko's and OfficeMax stores.

September 25, 1997

RELATIONSHIP WITH CARRIER:

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

         For each ASC location, the Company enters into a Commercial Counter Agreement with UPS which provides the basic terms of service, advertising restrictions and certain related matters. The Company has also entered into an Automated Shipping System Letter Agreement with UPS regarding the Company's arrangements for use of UPS's Parcel Register, Computer Manifest and other systems for identifying and recording packages turned over to UPS for delivery. These agreements are generally terminable at will, although the Company has enjoyed a shipper-carrier relationship with UPS since 1992. Further, UPS is a regulated carrier which, under applicable laws and regulations, is obligated, upon reasonable request, to provide safe and adequate service, equipment and facilities for the surface transportation of property in interstate commerce. This duty to furnish continuous and adequate service obligates UPS to furnish ground transportation services without discrimination at its established rates and to the limit of its capacity. However, UPS is not regulated with respect to shipments tendered which involve prior or subsequent movement by air. The Company is currently dependent upon UPS to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain such arrangements with UPS and the failure to develop alternate relationships with other carriers, would cause an interruption to the Company's package shipping business and would likely have a material adverse effect upon the Company's operations and prospects. The Company has no control over the nature, cost or availability of services provided by any carrier and has no long term contracts with any carrier.

MARKETING

         The Company markets ASCs directly through Company personnel. As of June 30, 1997, the Company employed 4 of its personnel, including its President and Chief Executive Officer, in sales and marketing activities.

         The Company markets ASCs to retail organizations and carriers by direct contacts, telemarketing, direct mail and print advertising and by displays and appearances at industry trade shows. In fiscal year 1997, the Company presented its ASCs at industry trade shows sponsored by Kinko's, the National Grocers Association, the Association of Mail and Parcel Centers and various other regional industry trade shows.

THE COMPANY'S ASC

         The Company manufactures, markets, develops and operates self-service, automated, self-contained shipping equipment for use by consumers and small business shippers to ship packages and priority letters through major carriers. The Company's ASC contains proprietary software, a computer monitor and a keyboard to facilitate a user-friendly interface to consumers. The ASC also contains algorithms and electronic


September 25, 1997
communication capabilities which permit it to communicate with a central computer system located at the Company's headquarters. The Company has used market research and tests to refine and simplify its interface, which uses graphics and voice prompts to simplify the shipping process. The Company has also developed communications software that provides a seamless link to access shipping information. This tool provides the Company with accurate data used to manage site performance.

         The U-Ship ASC uses a Pentium microcomputer with user-friendly interfaces incorporating multimedia color graphics and voice instructions to enable consumers to make informed cost/delivery priority shipping decisions. The ASC helps the consumer to complete all necessary shipping documents and generates a high-quality bar-coded label that can be scanned by carriers. The ASC allows the consumer to pay for the transaction using any major credit card and U-Ship's Preferred Business Shipper credit card. The legible, scannable labels and accurate invoices produced by the ASC help reduce the cost for carriers receiving aggregated packages from U-Ship collection sites.

         The Company's ASCs use state-of-the-art technology to provide the following:

         o A graphic user interface supported by voice instructions which guide the shipper through the shipping process step-by-step

         o An interactive touch screen that allows the user to make choices by lightly touching large, colorful graphic "buttons" on the screen

         o        A keyboard for quick entry of "ship to" and contents data

         o A credit card "swipe" that accepts all major credit cards and the U-Ship Preferred Business Shipper card. The system captures sender name and other key information encoded on the magnetic stripe of these cards

         o An integrated electronic scale that feeds accurate package weight to the system

         o The Company's ASC provides a visible measuring grid that allows the shipper to quickly judge the package dimensions and enter them into the system

         o A thermal label printer that prints a bar-coded label to carrier specifications including proprietary tracking numbers and sort codes

         o A second printer, accessible only to the carrier pick-up driver, which provides a completely accurate, computer-generated manifest

         o An interlocked parcel storage system that moves the packages into a locked receptacle for carrier pickup

         o        Americans with Disabilities Act accessible design

         o Proprietary software that provides a unique, easy-to-use voice prompted interface capable of translating complex rate and zone calculations necessary for shipping packages via UPS into layperson's language

         o State-of-the-art communications network which allows U-Ship to control, communicate with and reconfigure ASCs in remote sites in a matter of minutes

         The Company believes that its ASC provides a complete solution that reduces expenses related to bank credit card processing; training employees about carrier services, rates and new service changes; package processing time for label completion, shipping charge calculation, service explanations and customer

September 25, 1997
interaction; daily shipping documentation preparation; accounting and record keeping, reconciling and paying weekly carrier bills and generating management reports; damage, loss and claims processing for customers with shipping related problems; and customer service, assisting customers with tracking packages and explaining services.

         The ASC offers several benefits to retailers and mass merchandisers beyond the revenue shared through package shipping. The ASC enhances the "one-stop shopping" experience for the existing customers. The ASC accomplishes all of this while reducing additional overhead related to labor and maintenance costs. Because the ASC is a turnkey system, the Company believes that retailers recognize the value of not only offering shipping services, but also offering those services through the fully automated, self-service ASC technology.

LEASE FINANCING FOR ASC SALES

         As of June 30, 1997, the Company paid approximately $79,636 to equipment lessors on account of ASCs sold to equipment lessors with recourse to the Company in the event of a lessee default or other nonpayment. The payments to lessors were the result of the exercise by 27 lessees of options to return ASCs due to low package volumes at their retail locations. The Company does not believe such payments to lessors has had a material impact upon its operations or financial condition. Of the ASCs returned as of June 30, 1997, approximately $92,600 was recovered and placed in the Company's inventory and approximately $22,900 was written off due upgrading returned machines with current ASC technology. The Company has deferred a portion of its revenue related to such recourse arrangements.

RETAILER SUPPORT AND COMMISSIONS

         The Company enters into a software and equipment maintenance agreement ("SEMA") with each new retailer who leases or places an ASC in service. The SEMA is included in the product sales price and accordingly, related revenue is recognized over the life of the contract. Under the terms of the SEMA, the Company agrees to 1) install the ASC; 2) handle all user interactions and financial transactions with UPS; 3) provide customer service, including package tracking and loss recovery; 4) process all credit card transactions; 5) prepare and submit usage reports to the retailer; 6) provide signage and promotional material and assistance to the retailers; 7) provide on-line ASC maintenance and support of the ASC's operation, including software support and maintenance and emergency repairs; and 8) pay retailers a monthly commission equal to a portion of the gross profit of the package shipping revenue. The Company has contracted with independent service providers to provide parts and service for maintaining and servicing ASCs. The Company defers revenue relating to SEMA obligations and recognizes net service income relating thereto over the life of the obligation.

RESEARCH AND DEVELOPMENT

         The Company is currently focusing its product development efforts on ASCS designed specifically for certain carriers. These systems are being developed to assist in nurturing strategic relationships with domestic and international carriers. The Company also has under development a variety of communication tools that will help the shipper access information about its shipping options, costs and current status of shipped packages more quickly using the communications capabilities of the Internet. These products have not yet been scheduled for release and remain subject to further development and market research. The Company is also developing software that will allow the ASC to perform additional retail functions to enhance the revenue per site. These software developments will allow the Company to sell advertising services on the ASC to major manufactures and services companies who wish to promote their products and services through the use of the Company's technology.

September 25, 1997

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

COMPETITION

         The express package and document collection and shipping industries, which are dominated by major carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, are extremely competitive. The Company's competitors and potential competitors have more experience, human and financial resources. For example, UPS, the world's largest package distribution company, had revenues of over $19.6 billion on a volume of 3.03 billion packages and documents in 1994. In addition, many potential customers, including Federal Express, UPS, and the United States Postal Service are larger, possess more established methods of operation and have developed loyalty to select manufacturing vendors who provide them with new technology and automation. The Company is at a disadvantage in competing with these larger and more established companies in trying to establish itself as a manufacturer of automation equipment to be used in the shipping industry. The Company believes that between 1992 and 1994 both Federal Express and UPS developed or had third parties develop for them one or more forms of automated shipping systems which could be competitive with the Company's ASCs, but that these systems have not been deployed other than on a limited test market basis. The Company's primary method of competition with such carriers has been to patent its technology, which creates barriers to entry by such carriers into the automated shipping market.

         In addition to the competition from the commercial counter and pick-up services provided by the major carriers, the Company also competes to a limited extent with the drop boxes maintained by these competitors. According to an industry source, as of 1994, UPS and Federal Express maintained at least 32,000 and 30,000 drop boxes, respectively, in the United States. In addition, most of the Company's competitors offer reduced prices to persons who use their boxes. The Company believes that the cost of these non- automated drop boxes is substantially less than that of its ASC. The Company believes it can compete with the non-automated drop boxes by offering more convenience and service to shippers who desire a means of weighing a package, acceptance of a credit card and the printing of shipping documentation, including coded shipping labels. The Company's ASCs are user-friendly and interactive, providing the shipper with options for the method of shipment (e.g., overnight air or 3-day shipment) and for the purchase of insurance. In addition, the Company believes that drop boxes are primarily receptacles for letters and air shipments. The Company's ASCs permit the shipment of all sizes of packages and letters.

         The related service industry (e.g., "mailbox" stores) providing package collection services to consumers and small businesses is similarly very competitive. The Company believes that these companies, many of which are franchised, price their charges for shipping transactions based upon marking-up line carrier charge and taking into account such factors as the type of service provided, the size and weight of the package and the distance of the shipment. The Company believes that there are at least nine national companies that have established over 3,000 locations throughout the United States, primarily through franchises. While the Company believes that such companies are a potential customer base for the Company, they also represent intense competition for Company owned and operated ASCs. The Company's primary method of competition



September 25, 1997
with packaging stores is to offer package shipping automation, self-service and 24-hour access to its ASCs in most retail locations, with minimal services required by on-site personnel.

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

PATENTS

         The Company currently owns eight issued U.S. patents relating to technology currently employed in its ASC products. The Company has also received patent protection in several foreign countries, including Australia, Canada, Japan, and the European Patent Community and has filed a patent application pursuant to the Patent Cooperation Treaty designating Australia, Canada, South Korea, Mexico and the European Patent Community for potential patent protection. However, there can be no assurance that the Company's patents will afford it significant protection.

         In 1996, the Company purchased three additional patents that complimented its current patent portfolio. In addition, the Company has a patent application pending, which relates to significant aspects of its proprietary technology. At the time it made such application, significant research was conducted for the Company by its patent counsel, with respect to prior patented art similar to the Company's ASC. Such research uncovered no art that is believed by the Company and such counsel to be significantly detrimental to the patentability of the inventions claimed in the application and, to the best of the Company's knowledge, its ASC does not infringe upon patent or other proprietary rights of any third parties. There can be no assurance, however, that such application will result in the issuance of a patent.

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

September 25, 1997

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

         There can be no assurance that the registered trademarks or the pending trademark application flied by the Company will afford protection against competitors with similar marks that may have a prior use date. In addition, no assurance can be given that trademarks owned by the Company will not be infringed upon by others. There also can be no assurance that the Company's trademarks will not infringe upon trademarks or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any trademark registration owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a trademark can be substantial as can be the costs of defending against such claims.

EMPLOYEES

         As of June 30, 1997, the Company employed 22 people on a full-time basis and 1 on a part-time basis. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 16,200 square feet of space used for offices, assembly, storage and packaging at 5583 West 78th Street, Edina, Minnesota 55439 at a monthly rent of $11,650. The lease expires on March 31, 1999. The Company believes that these leased premises will meet is requirements for facilities for the remainder of the lease term.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to nor is any of its property subject to any material pending legal proceedings, nor does the Company know of any material legal proceedings being contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the three month period ended June 30, 1997.

September 25, 1997

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

                                                     CLOSING BID PRICES

                                          -----------------------------------
                                                 HIGH                  LOW
                                          ---------------      --------------


         Period
         ------
         Fiscal 1996

                  First Quarter                   2.50               1.00
                  Second Quarter                  3.50               1.00
                  Third Quarter                   5.50               3.50
                  Fourth Quarter                  4.25               3.50

         Fiscal 1997

                  First Quarter                   3.625              3.25
                  Second Quarter                  3.375              3.0625
                  Third Quarter                   2.50               2.00
                  Fourth Quarter                  1.9375             1.00

These prices represent inter-dealer prices without adjustment for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

         On September 1, 1997, the number of holders of record of common stock was 454. The transfer agent for the Company's common stock is American Stock Transfer & Trust, 40 Wall Street, New York, New York, telephone: (718) 921-8293

         The Company has not paid any dividends on its common stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

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

September 25, 1997

GENERAL

         As of June 30, 1997, the Company had 300 Automated Shipping Centers ("ASCs") located in 40 states. The first ASC was placed in service in November 1994. The Company has evolved from a product and technology company selling a shipping product into a company offering automated shipping equipment, shipping products and quality shipping services through the use of technology. In fiscal year 1997, the Company's sales efforts have emphasized the placement of ASCs in strategic retail locations at the Company's expense and operating them to maximize the Company's revenue. Under this plan, the Company continues to pay a percentage of package shipping revenue to the retail location where the ASC is placed, but the Company retains a greater share of the shipping revenue. The Company is presently evaluating the deployment strategy of owning and operating ASCs due to a lack of anticipated shipping volume, and the significant losses that the Company has incurred to date and is continuing to incur. The Company had expected that by placing its ASCs at locations where individuals owning small businesses or individuals working out of a home office frequent for business services, it would be able to capture significant shipping volume without incurring the significant expense of a consumer marketing program. However, the Company's experience to date has not borne out this expectation. No assurance can be given that this strategy will result in any significant increase in package shipping volume at these ASC locations.

         The Company believes that its automation technology for shipping can reduce costs, help in extending service hours through the use of unattended ASCs and improve service to the shipping consumer. The ASCs would provide additional access points for carriers and allow them to better serve their customers. The Company currently intends to focus on marketing its product and technology to carriers who generally have a broad, established customer base and greater financial resources and marketing capability than the Company.

RESULTS OF OPERATIONS

         Package shipping revenue for the fiscal year ended June 30, 1997, increased $156,648 or 29% to $696,415 from $539,767 for the fiscal year ended June 30, 1996. Net sales for the fiscal year ended June 30, 1997, increased $204,357 or 29% to $917,705 from $713,348 for the same period in 1996. The increase in package shipping revenue is the result of the higher number of ASC locations. New ASC units take a number of months to reach their expected on-going volume. As a result, the increase in package volume does not reflect the expected full impact of the increase in number of ASC locations from 156 active units as of June 30, 1996 to 300 active units at the end of June 30, 1997. The Company has placed 144 ASCs at retail locations during the last twelve months. Of the increase in the number of ASCs between the two periods, 30 units were placed in service during the quarter ended June 30, 1997. The Company's expectations of package volume at new ASC locations have not been met to date. The Company has initiated marketing initiatives in cooperation with the retail establishments which are intended to increase the volume of package shipping at its ASCs. The full results of these initiatives are not yet known and there can be no assurance that the Company will be successful in increasing package shipping volumes substantially at its existing ASC locations. The Company emphasized placement of owned ASCs during the fiscal year ended June 30, 1997. As a result, revenues from machine sales increased at a slower rate for this period in comparison to the same period in 1996. Package shipping revenues will continue to be the emphasis for growth in future periods, although the Company is also making efforts to increase sales of ASCs in certain niche markets which appear attractive.

         Gross margins increased by $95,431 or 323% to $124,984 for the twelve month period ended June 30, 1997, from $29,553 for the twelve month period ended June 30, 1996. Gross margins as a percent of sales increased during the fiscal year to 14% compared to 4% in the previous fiscal year, primarily due to increased revenues from package shipping. As package shipping volumes increase and certain fixed related costs are covered, the Company expects gross margins as a percent of sales to increase.


September 25, 1997

         General and administrative expenses for the fiscal year ended June 30, 1997, increased $613,537 or 47% to $1,928,753 from $1,315,216 in fiscal year
1996. Personnel expenses accounted for approximately $250,000 of the increase and additional increases in general and administrative expenses, particularly ASC depreciation, an increase in maintenance costs associated with a field upgrade completed in February 1997 and other administrative costs incurred in the fourth quarter of the fiscal year, accounted for the remaining increase. In April 1997, the Company implemented cost-cutting measures through the reduction of staff and deferral of certain expenditures. Additional staff reductions and operating expense reductions were implemented during July and August of 1997 and the results of these reductions will be felt beginning in the first quarter of fiscal 1998.

         Marketing and sales expenses for the fiscal year ended June 30, 1997 increased $282,104 or 96% to $576,142 from $294,038 for the fiscal year ended June 30, 1996. Personnel expenses represented approximately $150,000 of the increase, reflecting the increased marketing and sales activity being undertaken by the Company to increase the placements of the ASC units and to increase volume at existing ASC sites.

         Research and development expenses for the fiscal year ended June 30, 1997, decreased $9,161 or 4% to $237,892 from $247,053 for fiscal year 1996. The
Company's research and development activities were focused primarily on the total unattended stand-a-lone ASC model and no new significant development activities were undertaken during the fiscal year. Research and development expenses relate primarily to the development of new software tools for the ASCs and costs associated with the development of new experimental models of the ASC.

         Interest income increased to $108,577 for the fiscal year ended June 30,1997 compared to $21,304 for the fiscal year ended June 30, 1996 as a result of higher cash balances resulting from proceeds of the Company's public offering in May 1996 and the April 1997 private placement which allowed the Company to pay down its outstanding debt and invest the surplus. Interest expense was lower by $360,145 as a result of debt repayment facilitated by the public offering.

         Net loss for the fiscal year ended June 30, 1997 increased by $343,631 to $2,527,918 from $2,184,287 for the comparable period in the prior year. The Company expects to incur additional losses until its ASC's generate sufficient volume to offset its investment and operating expenses. There can be no assurance that the shipping volume will increase sufficiently or the Company will be able to expand its network of ASCs sufficiently to generate profitable revenues.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         The Company's revenues for the fiscal year ended June 30, 1996 were $713,348 as compared to $725,729 for the fiscal year ended June 30, 1995. The Company's revenue consisted of ASC sales and recurring package shipping revenue. During the fiscal year ended June 30, 1996, the Company began implementation of its strategy to focus on package shipping revenue as its primary source of revenue. The Company's package shipping revenue for the fiscal year ended June 30, 1996 was $539,767 as compared to $150,639 for the fiscal year ended June 30, 1995, an increase of 258%. During its 1996 fiscal year, the Company delivered and installed 100 ASCs compared to 51 ASCs installed during fiscal year ended 1995 when the Company was introducing its ASC. The Company first shipped the current version of its ASC to market in November 1994. As of June 30, 1996, the Company had installed 156 systems in 24 states. Although ASCs deployed increased during fiscal year 1996, machine sales revenue in the amount of $313,496 was deferred by reason of sales made with retailer return options.

         In order to increase the number of ASC installations to produce greater package shipping revenue, the Company introduced a new marketing program in 1995 which offered retailers a limited return option. This program allows the Company or the retailer to terminate the lease if certain criteria related to package volume, retailer advertising and promotion and consumer acceptance are not met within the first twelve months of the ASC's operation. A sale under this program is recorded as deferred revenue which is recognized as revenue as the return rights lapse. During fiscal year 1996, approximately 62% of ASC sales

September 25, 1997
were made with this option. As of June 30, 1996, the Company had deferred recognition of $313,496 of revenue related to this program and $238,106 of related cost. The Company is also responsible for ongoing maintenance of the ASCs. As of June 30, 1996, the Company had deferred a total of $106,206 for such maintenance obligations. The Company recognizes deferred maintenance revenue over the term of the maintenance agreement, generally five years.

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

         General and administrative expenses increased by $512,492 or 64% from $802,724 for the fiscal year ended June 30, 1995 to $1,315,216 for the fiscal year ended June 30, 1996. Of the increase, $251,923 is attributed to additions to staff within the operations areas, and $172,990 is the result of additional expenses related to depreciation, service and maintenance of installed ASCs. The remaining $87,579 increase is associated with increased expenses related to travel and general and administrative expenses.

         Marketing and sales expenses increased by $143,271 or 95% from $150,767 for the fiscal year ended June 30, 1995 to $294,038 for the fiscal year ended June 30, 1996. Of the increase, $68,369 is attributed to additions to staff within the sales area, and the remaining $74,902 is the result of additional expenses related to promotion and advertisements.

         Research and development expenses for fiscal year 1996 were $247,053 which increased from $226,080 incurred in fiscal year 1995. Research and development expenditures in fiscal year 1996 related to the development of stand-alone versions of the ASC and development of software for the Company's UPS Canada product.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a public offering in May 1996, which raised approximately $5.1 million. During the first quarter of the current fiscal year, the Company received an additional $0.3 million as a result of the exercise by the underwriter of its over-allotment option. The Company used approximately $1.9 million of the public offering proceeds to repay bridge notes and bank debt, leaving net proceeds of approximately $3.5 million to finance growth and working capital. In April 1997, to meet working capital requirements, the Company completed a private placement of its common stock raising approximately $1.6 million. The Company is currently operating at a loss and depends on cash generated through its equity offerings to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues



September 25, 1997
to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form.

         The Company's loss for the fiscal year ended June 30, 1997 was $2,527,918. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ASC network and the costs incurred in supporting this network. As noted earlier, the Company has initiated marketing programs to influence the volume of package shipping at its shipping centers. The Company believes that these programs, while initially requiring additional cash outlays, will result in greater package shipping revenues per shipping center, although no assurance can be given that volumes will increase appreciably as a result of these initiatives in the near future, if at all. Accordingly, the Company expects that its current ASC network operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

         During September 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. In October 1996, the Company entered into a similar agreement with OfficeMax to install 73 ASCs in OfficeMax locations by the end of January 1997, which agreement was further expanded, in April 1997, to include a total of 140 ASCs. The total cost of installing these units will be approximately $2 million. Through June 30, 1997, the Company has installed 165 units at an approximate cost of $908,000. To date, the Company has utilized funds generated from its May 1996 public offering to fund the installation of these units and expects to rely on this, the private placement proceeds and internally generated funds to continue financing the installations in the short term. It is likely that the Company will need additional commercial financing for a portion of the remaining installations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it. The Company will require at least $1.3 million of additional capital to fulfill its commitments to install additional ASCs pursuant to the Kinko's and OfficeMax Contracts.

         Inventory decreased by approximately $68,000 as of June 30, 1997, compared to June 30, 1996. The Company has reduced its purchase of materials during the fourth quarter and is drawing down its current inventory stock to fulfill the Kinko's and OfficeMax agreements. Accounts receivables increased by approximately $80,000 from June 30, 1996 to June 30, 1997 due to the greater number of ASCs in operation in fiscal year 1997. Accounts payables decreased by approximately $37,000 over the same period due to the decreased level of inventory purchases. Accrued liabilities and deferred revenue decreased due to reversals of deferred revenues resulting from the exercise of return rights and recognition of revenue on the remaining leased units.

         Based on current commitments and on going working capital needs, the Company believes that it will require additional debt or equity funding within the next three to four months to continue to penetrate the market for automated shipping and to fund its on going operations. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is likely that additional equity financing will be highly dilutive to existing shareholders.

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

September 25, 1997

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY

         The Company entered it current business in 1992 and has had a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss for the foreseeable future. For the year ended June 30, 1997, the Company's net sales were $917,705. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss thorough its current fiscal year. For the year ended June 30, 1997, the Company incurred net losses of $2,527,918. As of June 30, 1997, the Company had an accumulated deficit of $7,871,213. As of June 30, 1997, the Company had working capital of $1,225,063. The Company anticipates that its working capital will fall below $350,000 by September 30, 1997. There can be no assurance that the Company will achieve profitable operations. The Company expects that it will require additional debt or equity financing during the next six to eight months to continue its business. A failure on the part of the Company to raise such financing would result in the reduction of cessation or the Company's business.

MARKET ACCEPTANCE OF PRODUCT

         A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of ASCs at retail and other business locations. This is an undeveloped market and there can be no assurance that such demand or market acceptance will develop. To date, the Company has had limited success in creating a demand for automated shipping services. The number of shipping transactions which currently utilize the Company's ASCs are lower than expected. While the Company is undertaking efforts to address these problems and to create a demand for the Company's ASCs, the marketing and other costs of doing so may be beyond the Company's funding capabilities. A failure on the part of the Company to address these and other issues and to create a market demand for its products could result in the reduction or cessation of the Company's business.

         The Company operates in 40 states from Alaska to New York. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of carriers, and carriers affiliated with direct air carriers, including UPS, Fed. Ex., Inc. ("Federal Express"), Roadway Package System, Inc. ("RPS"), DHL Worldwide Services ("DHL") and Airborne Express ("Airborne"). These established carriers, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASCs in preference to the shipping services offered by its competitors or potential competitors. The failure to achieve market acceptance would have a material adverse effect on the Company's business. In addition, there can be no assurance that the Company will have the resources or the capacity to meet the demand, if any, for its product.

DEPENDENCE UPON CARRIERS

         The Company is substantially dependent upon UPS to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain arrangements with UPS or to develop relationships with other package carriers, would cause an interruption of service to the Company's customers and would have a material adverse effect upon its business. The Company has no control over the nature, cost or availability of services provided by any carrier, including UPS, and has no long-term contracts with such carriers.

         On August 4, 1997, the Teamsters Union went on strike against UPS. As a result, a significant number of UPS' 185,000 employees, who are also Teamster Union members, joined the strike. In addition, most of the 2,000 pilots belonging to the Independent Pilots Association honored the strike, further hampering UPS' shipping capabilities. This strike halted the shipment of the vast majority of packages intended to be shipped via UPS, including those intended to be shipped utilizing the Company's ASCs. While UPS and the


September 25, 1997

Teamsters reached an agreement which ended the strike on August 18, 1997, there can be no assurance that the inability to use the Company's ASCs during the strike will not have a continued adverse affect on the acceptance or use of the ASCs. During the period of the strike, and for sometime thereafter, the Company experienced a material decline in revenue for package shipping transactions.


ABILITY TO FORM STRATEGIC RELATIONSHIPS

         The Company's strategy includes the formation of strategic relationships with major carriers and retailers. To date, the Company has had limited success in creating such relationships. The Company believes that relationships with carriers and other strategic partners will enable it to deploy its proprietary technology in the market by leveraging a partner's established service and distribution channels. The Company has entered into relationships with Kinko's and OfficeMax pursuant to which the Company has installed 78 ASCs in Kinko's Copy Centers and 87 ASCs in OfficeMax stores. These agreements have, however, not generated expected levels of package shipping transactions and the Company has curtailed installation of ASCs under the terms of both agreements. The Company requires substantial additional financing in order to continue its business. The Company believes that, at least in part, such financing can be obtained from the partners with whom it is able to create significant strategic relationships. The Company has not been successful in creating relationships with potential partners other than Kinko's and OfficeMax. To the extent that the Company is not able to enter into additional strategic relationships with carriers or other business partners, it may be required to reduce or cease its business operations.

SUBSTANTIAL INVESTMENT IN EQUIPMENT

         As a part of its business strategy, the Company seeks to place ASCs in locations that it believes have the potential to generate high package volume and with businesses that it believes have multiple strategic locations, such as business centers and other service provider chains. Although the Company has previously been able to sell ASCs with financing from third party lessors, no assurance can be given that such financing will be available in the future should it again seek to sell ASCs outright to retail site proprietors. Also, the Company's strategy in fiscal year 1997 emphasized placement of ASCs in retail locations at its expense. The Company expects that it will expend more than $1.3 million to fulfill its commitments to install ASCs under the Kinko's and OfficeMax Contracts. There can be no assurance that such strategy will be successful or that the Company will be able to recover its investment in ASCs through profit margins on higher volumes of package shipments. The Company's strategy to date has resulted in lower-than-expected revenue and significant operating losses.

DEPENDENCE ON PROPRIETARY RIGHTS

         The Company's success depends, in part, upon its ability to protect its proprietary technology, for which it relies on a combination of patent, copyright, trademark and trade secret laws. Although the Company has received patents for its ASC, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the Company's product. The Company believes that one or more major carriers, all of which have greater financial, technical and marketing resources than the Company, have attempted to develop or purchase products or technologies competitive with the Company's ASCs. The Company is not currently aware of any self-service, automated shipping products in use by private users which would infringe upon the Company's patents. Should the Company determine that its patents are being infringed, it could incur substantial legal costs in any action to enforce its patents or other intellectual property rights, and there can be no assurance that it would be successful in any such action.

COMPETITION

September 25, 1997

         The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both Federal Express and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operates competing machines in the market that are comparable to the form and function of the Company's ASC. The Company is aware, however, that the U.S. Postal Service is in the process of developing the PTM. Because the Company's ASC does not currently permit consumers to ship packages through the United States Mail, to the extent that the PTM will, it may discourage people from using the Company's ASCs. The Company also competes with major air express carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, all of which deploy large numbers of "drop boxes" which compete with the Company's ASCs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ASCs. There can be no assurance that such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's products and services in preference to their current methods of package collection, or to those of the Company's competitors or potential competitors. The Company also faces intense competition from the related service industry providing non-automated package collection services, such as mail and packaging stores. In addition, the Company's competitors and the dominant package shippers, all which have greater resources than the Company, could develop products competitive with the Company's ASCs.

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

DEPENDENCE ON KEY PERSONNEL

         The Company's future success will depend in large part upon the continued service of its key technical, marketing and management personnel, as well as on its ability to continue to attract independent contractors. The Company is also dependent on its ability to identify, hire, train and motivate qualified personnel necessary to enable it to continue ongoing product development and to market its products and services. The Company does not have key person life insurance policies on any of its employees, except a $1,000,000 policy on Bruce Senske. Substantially all of the Company's employees are subject to confidentiality agreements. The departure of key employees could have a material adverse effect on the Company's business. No assurance can be given that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

QUARTERLY REVENUE FLUCTUATION; SEASONALITY

         The Company expects to experience continued and substantial fluctuations in revenue due to seasonal changes which affect the volume of package shipping transactions. Generally, the Company experiences its highest volume of package shipping between the back-to-school and Christmas seasons. Such fluctuations create significant imbalances in the Company's cash flow. Potential investors should not, therefore, rely on individual quarterly results as being indicative of the Company's overall performance.

RELIANCE UPON THIRD PARTIES FOR FINANCING

         Historically, the Company has relied upon third parties to provide lease financing for ASCs sold or leased to retailers. While the Company's focus has shifted away from the placement of ASCs in reliance on

September 25, 1997
such financing, there can be no assurance that such financing will be available to the Company on terms acceptable or favorable to it. In the event the Company should be unable to maintain relationships with third parties to provide lease financing for ASCs, its business could be adversely affected.


ITEM 7.  FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U-Ship, Inc.:

We have audited the accompanying consolidated balance sheets of U-Ship, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Ship, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred net losses of $2,527,918 and $2,184,287 for the years ended June 30, 1997 and 1996, respectively. This factor, among others, as discussed in Note 1, raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                              /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 22, 1997

September 25, 1997

                                           U-SHIP, INC. AND SUBSIDIARIES

                                            Consolidated Balance Sheets
                                                   As of June 30

                                                                           1997             1996
                                                                       ------------    ------------
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $    724,260    $  4,822,785
     Short-term investments                                                 250,000              --
     Accounts receivable                                                    138,683          59,135
     Inventories                                                            753,917         822,393
     Prepaid expenses and other                                              32,723          12,208
                                                                       ------------    ------------
         Total current assets                                             1,899,583       5,716,521
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT:

     Shipping centers                                                     1,290,952          87,045
     Furniture, fixtures and equipment                                      558,233         365,003
     Less- Accumulated depreciation                                        (496,500)       (230,704)
                                                                       ------------    ------------
         Total property and equipment, net                                1,352,685         221,334

OTHER ASSETS, net                                                           186,871          76,964
                                                                       ------------    ------------
                                                                       $  3,439,139    $  6,014,829
                                                                       ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt and notes payable            $     72,925    $     28,173
     Deferred revenue                                                        53,289         419,702
     Checks issued not yet presented for payment                                 --       1,851,365
     Accounts payable                                                       157,041         194,227
     Accrued liabilities                                                    391,265         250,353
                                                                       ------------    ------------
         Total current liabilities                                          674,520       2,743,820

LONG-TERM DEBT, net of current maturities                                   104,386          30,263
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

SHAREHOLDERS' EQUITY:

     Preferred stock, $.004 par value; 25,000,000 shares authorized;
          none issued and outstanding                                            --              --
     Common stock, $.004 par value; 75,000,000 shares authorized;
          4,967,669 and 3,916,573 issued and outstanding in 1997 and
          1996                                                               19,871          15,666
     Additional paid-in capital                                          10,492,075       8,548,875
     Warrants                                                                19,500          19,500
     Accumulated deficit                                                 (7,871,213)     (5,343,295)
                                                                       ------------    ------------
         Shareholders' equity                                             2,660,233       3,240,746
                                                                       ------------    ------------
                                                                       $  3,439,139    $  6,014,829
                                                                       ============    ============

         The accompanying notes are an integral part of these consolidated balance sheets.

September 25, 1997

                          U-SHIP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                           For the Years Ended June 30

                                          1997           1996
                                      -----------    -----------
REVENUES:

     Package shipping                 $   696,415    $   539,767
     Machine sales                        195,883        159,021
     Other                                 25,407         14,560
                                      -----------    -----------

         Net sales                        917,705        713,348

COST OF SALES                             792,721        683,795
                                      -----------    -----------

         Gross profit                     124,984         29,553

GENERAL AND ADMINISTRATIVE EXPENSES     1,928,753      1,315,216

MARKETING AND SALES                       576,142        294,038

RESEARCH AND DEVELOPMENT EXPENSES         237,892        247,053
                                      -----------    -----------

     Loss from operations              (2,617,803)    (1,826,754)

INTEREST EXPENSE                          (18,692)      (378,837)

INTEREST INCOME                           108,577         21,304
                                      -----------    -----------

NET LOSS                              $(2,527,918)   $(2,184,287)
                                      ===========    ===========

NET LOSS PER SHARE                    $      (.61)   $     (1.13)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING          4,172,862      1,930,786
                                      ===========    ===========



         The accompanying notes are an integral part of these consolidated financial statements.


September 25, 1997

                                                 U-SHIP, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Shareholders' Equity
                                                  For the Years Ended June 30


                                             Common Stock
                                    --------------------------      Paid-In                      Accumulated
                                     Shares          Amount         Capital         Warrants       Deficit           Total
                                  ------------    ------------    ------------    ------------   ------------    ------------
BALANCE, June 30, 1995               1,754,880    $      7,019    $  1,631,109    $         --   $ (3,159,008)   $ (1,520,880)
    Sale of common stock at
       $3.00 per share from
       July to November                 34,333             137         102,863              --             --         103,000
    Cancellation of shares
       in October                     (200,000)           (800)            795              --             --              (5)
    Issuance of common stock
       for the retirement of
       debt at $3.00 per
       share in October                419,890           1,680       1,257,991              --             --       1,259,671
    Issuance of warrants                    --              --              --          19,500             --          19,500
    Issuance of stock for lease
       financing services at
       $3.50 per share                     750               3           2,622              --             --           2,625
    Repurchase of incremental shares       (34)             --            (155)             --             --            (155)
    Public offering of common stock  1,750,000           7,000       5,115,390              --             --       5,122,390
    Conversion of bridge notes
       at $2.80 per share              156,754             627         438,260              --             --         438,887
    Net loss                                --              --              --              --     (2,184,287)     (2,184,287)
                                  ------------    ------------    ------------    ------------   ------------    ------------

BALANCE, June 30, 1996               3,916,573          15,666       8,548,875          19,500     (5,343,295)      3,240,746
    Public offering of common stock    100,000             400         300,089              --             --         300,489
    Issuance of common stock
       in exchange for patent            4,286              17          14,983              --             --          15,000
    Private placement of
       common stock                    946,810           3,788       1,628,128              --             --       1,631,916
    Net loss                                --              --              --              --     (2,527,918)     (2,527,918)
                                  ------------    ------------    ------------    ------------   ------------    ------------

BALANCE, June 30, 1997               4,967,669    $     19,871    $ 10,492,075    $     19,500   $ (7,871,213)   $  2,660,233
                                  ============    ============    ============    ============   ============    ============


         The accompanying notes are an integral part of these consolidated financial statements.


September 25, 1997

                                           U-SHIP, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows
                                            For the Years Ended June 30

                                                                   1997           1996
                                                               -----------    -----------
OPERATING ACTIVITIES:
     Net Loss                                                  $(2,527,918)   $(2,184,287)
     Adjustments to reconcile net loss to net cash flows
         used for operating activities -
              Depreciation and amortization                        323,473        136,468
              Common stock issued for services                          --          2,625
              Change in current operating items:
                  Checks held, not yet presented for payment    (1,851,365)     1,851,365
                  Accounts receivable                              (79,548)        (3,531)
                  Inventories                                       68,476       (375,457)
                  Prepaid expenses and other                       (20,515)        (1,467)
                  Accounts payable                                 (37,186)      (316,548)
                  Accrued liabilities and deferred revenue        (225,501)       258,852
                                                               -----------    -----------
                      Cash used for operating activities        (4,350,084)      (631,980)
                                                               -----------    -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                   (1,363,630)      (129,779)
     Purchases of short-term investments                          (250,000)            --
                                                               -----------    -----------
                      Cash used for investing activities        (1,613,630)      (129,779)
                                                               -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                     --      2,248,509
     Payments on notes payable and long-term debt                  (67,216)    (1,931,049)
     Sale of common stock                                        1,932,405      5,225,236
     Cancellation of shares                                             --             (5)
                                                               -----------    -----------
                      Cash provided by financing activities      1,865,189      5,542,691
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH                                 (4,098,525)     4,780,932

CASH AND CASH EQUIVALENTS, beginning of year                     4,822,785         41,853
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $   724,260    $ 4,822,785
                                                               ===========    ===========

NONCASH TRANSACTIONS:
     Conversion of debt to common stock                        $        --    $ 1,095,001
     Conversion of payables to common stock                             --        164,670
     Common stock issued for services or property                       --          2,625
     Conversion of bridge notes to common stock                         --        438,887
     Common stock issued in exchange for patent                     15,000             --
     Property and equipment leased under capital lease             186,091             --

CASH PAID DURING THE YEAR FOR INTEREST:                             18,692        189,684
                                                               ===========    ===========


         The accompanying notes are an integral part of these consolidated financial statements.

September 25, 1997

                          U-SHIP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

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

The Company incurred net losses of $2,527,918 and $2,184,287 for the years ended June 30, 1997 and 1996, respectively, and unaudited information indicates that losses are continuing subsequent to June 30, 1997. The Company's ability to continue present operations, further develop potential proprietary products and operate as a going concern is contingent upon approval, acceptance and sales of the Company's products and the ability to obtain financing that might not be available. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan of action includes the following:

a. Focus on marketing activities to increase usage of its automated shipping centers (ASCs) located in Kinko's and CopyMax stores. The Company is in discussions with Kinko's and CopyMax about marketing activities within these stores to promote awareness of the shipping kiosk and services.

b. The Company has reduced staff and is in the process of reducing operating costs to preserve cash in the short term.

c. The Company has focused its sales activities towards sales and leasing of its ASCs to reduce the cash investment associated with owning and operating ASCs.

d. The Company is pursuing strategic relationships with carriers who could partner with the Company in deploying ASCs in the marketplace and assist in marketing activities to increase awareness and usage of the shipping kiosks.

Management believes that the successful completion of its plans and activities will result in greater awareness of its product and services resulting in increasing revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans or that the Company will be able to raise sufficient funds to meet its ongoing operating liquidity needs. In

September 25, 1997
the event that the Company's activities do not result in increased revenues and cash flows and the Company is not able to raise additional financing to meet its operating needs, it may no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INVENTORIES

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory as of June 30 are:

                                                     1997              1996
                                                  ---------          --------
Raw materials and work components                  $718,217          $490,342

Finished goods at customer sites                     35,700           332,051
                                                  ---------          --------

                                                   $753,917          $822,393
                                                   ========          ========


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


September 25, 1997

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

         Shipping centers                                  3-4 years
         Furniture, fixtures and equipment                 3-5 years

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


September 25, 1997

NEW PRONOUNCEMENT

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998, at which time all prior period EPS are to be restated in accordance with SFAS 128. The Company believes the effect of adoption of SFAS 128 will not be material to previously reported EPS.

2.   LONG-TERM DEBT AND NOTES PAYABLE:

Long-term debt consisted of the following as of June 30:

                                                       1997              1996
                                                    ---------         ---------
         Capital lease obligations                  $ 161,318         $  31,646
         Other                                         15,993            26,790
                                                    ---------         ---------
                  Total                               177,311            58,436
         Less-Current maturities                      (72,925)          (28,173)
                                                    ---------         ---------
                  Total long-term debt              $ 104,386         $  30,263
                                                    =========         =========


Maturities of long-term debt as of June 30, 1997 are as follows: $72,925 in 1998, $57,432 in 1999, $35,977 in 2000 and $10,977 in 2001.

3.       INCOME TAXES:

As of June 30, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $7,054,000. These income tax net operating loss carryforwards expire beginning in the year 2005. Because of the lack of profitability, a valuation allowance equal to the deferred tax asset has been recorded.

Ownership changes resulting from the conversion of long-term debt to common stock or the issuance of additional convertible debt or equity ownership will limit future annual realization of the tax net operating loss carryforwards to a specified percentage of the value of the Company under Section 382 of the Internal Revenue Code.

4.       CAPITAL STOCK:

RECAPITALIZATION AND FINANCING

On September 18, 1995, the board of directors approved a recapitalization program which was effected in October 1995. This program included the conversion of $1,259,671 of debt and payables to common stock, a reduction in the number of outstanding shares of common stock by 200,000 shares, and a reduction in the number of outstanding warrants to purchase common stock by 70,000 shares.

Further, on December 15, 1995, the Company closed a $1,950,000 bridge financing arrangement in which the Company received net proceeds of $1,808,673. The financing was offered in the form of


September 25, 1997
a unit which included $25,000 in principal and a warrant to purchase common stock. Fifty percent of the principal amount of the bridge notes was convertible at the option of the holder to common stock for a period of 20 days following the initial public offering at $2.80 per share. Bridge note holders elected to convert $438,887 into 156,754 shares of common stock in June 1996.

Warrants to purchase 390,000 shares were issued as part of this financing. The warrants became exercisable beginning September 30, 1996 and will terminate five years from the date of issuance. The exercise price of these warrants is $2.80 per share.

PUBLIC OFFERING

On May 29, 1996, the Company completed a public offering of 1,750,000 shares of common stock at an offering price to the public of $3.50 per share. Additionally, the Company closed on the underwriter's overallotment of an additional 100,000 shares of common stock on July 3, 1996. Net proceeds to the Company totaled $5,422,879. In connection with the public offering of common stock, the Company sold the underwriter a five-year warrant to purchase up to 175,000 shares of the Company's stock at $4.20 per share. The proceeds were used by the Company to retire the bridge notes, repay other debt and construct additional automated shipping centers.

PRIVATE PLACEMENT

The Company completed a private placement of its common stock in April 1997, raising approximately $1,630,000, selling approximately 947,000 shares of its common stock at $1.725 per share. The shares were sold to certain existing institutional shareholders, certain directors and officers of the Company. Under terms of the financing, the Company agreed to retroactively reduce the per share price of shares to investors in the private placement if an offering of its common stock before July 29, 1997 was consummated at a price lower than the private placement price of $1.725. No event requiring such reduction occurred.

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

Warrants outstanding at June 30, 1997 totaled 1,087,196, exercisable at prices ranging from $2.80 to $5.20 per share through 2003.

OTHER STOCK MATTERS

During the years ended June 30, 1997 and 1996, the Company issued 4,286 and 750 shares for a patent, services, property and equipment, and interest foregone on loans to the Company, respectively. The Company recognized expense for such shares issued totaling $15,000 and $2,625 for the years ended June 30, 1997 and 1996, respectively.

During 1996, the Company sold 34,333 shares of its common stock at $3.00 per share.

September 25, 1997

The Company's board of directors declared a 1-for-4 reverse stock split during January 1996, which was effected on February 29, 1996, the date of shareholder approval. The reverse stock split has been retroactively restated for all periods presented.

5.       STOCK OPTION PLAN:

During 1995, the Company established an employee stock option plan which reserves 450,000 shares of the Company's common stock. Under the plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees and contractors at a price of not less than 100% of the fair market value at the time of the grant for incentive stock options. As of June 30, 1997, options to purchase 235,000 shares of common stock at prices ranging from $3.13 to $3.50 per share were outstanding and exercisable.

Prior to June 30, 1994, the Company granted options to purchase up to 42,500 shares of restricted common stock to former officers and service providers of the Company at $4.00 per share. These options expire in October 1997 and are not part of the aforementioned stock option plan.

In January 1996, the Company adopted the 1996 Director Stock Option Plan authorizing up to 100,000 options to be issued. These options expire within five years of grant and are exercisable at 100% of the fair market value at the date of grant. As of June 30, 1997, 60,000 shares were outstanding and exercisable at prices ranging from $3.125 to $4.875.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per common share would have been increased to the following pro forma amounts:

                                             1997                 1996
                                        ----------------     ----------------
         Net loss:
                  As reported            $  (2,527,918)      $(2,184,287)
                  Pro forma                 (2,643,393)       (2,356,622)

         Loss per share:
                  As reported                    (.61)             (1.13)
                  Pro forma                      (.63)             (1.22)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1997 and 1996 was $2.71 and $3.36, respectively. The weighted average exercise price was $3.20 and $3.99, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.0% for 1996 and 6.4% for 1997; no expected dividends; expected lives of five years for 1996 and 1997; and expected volatility of 119.1% for 1996 and 1997 grants.

September 25, 1997

6.       COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

In February 1995, the Company entered into a lease for office/warehouse space. The lease calls for monthly rent payments of $10,386 including certain operating expenses and real estate taxes through March 31, 1999. The Company also granted stock warrants totaling 5,775 shares, exercisable at $4.00 per share and expiring February 28, 2000, to the landlord (see Note 4).

Minimum rental payments under the leases are as follows:

  Year Ending June 30
  -------------------

         1998                                $93,728
         1999                                 78,331
         2000                                    936


SHIPPING CLAIMS

The Company may have exposure to a customer to the maximum extent of the declared value of a shipped package in the event of its damage or destruction while in the possession of the Company or the retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transactions documentation; however, the Company has no insurance which would protect it against losses from shipping claims. Through June 30, 1997, claims against the Company have not been significant. The Company maintains reserves for shipping claims based on past experience.

LITIGATION

The nature of the Company's operations expose it to the risk of certain legal claims in the normal course of business. Management believes that such claims will not have a material adverse effect on the Company's operating results or financial condition.

September 25, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive offices of the Company are as follows:

         Name               Age  Position(s)
         ----               ---  -----------

         B. Richard Vogen   54   Chairman and Director
         Bruce H. Senske    42   President, Chief Executive Officer and Director
         Donald L. Kotula   51   Director
         Gary W. Ramsden    40   Director

         B. RICHARD VOGEN, Mr. Vogen joined the Company's Board in June 1993, founded Vocam Systems, Inc. in 1985, and served as its President and Chairman until its acquisition by the Pitney Bowes Company in 1990. After its acquisition by Pitney Bowes, Mr. Vogen continued to serve as President of the Vocam Systems division until June 30, 1994. Since that date, Mr. Vogen has served as an independent management consultant.

         BRUCE H. SENSKE, Mr. Senske has served as the Company's President and Chief Executive Officer since January 1993, with the exception of the period of June 5, 1997 to July 24, 1997, when he was removed as Chief Executive Officer by action of the Company's Board of Directors. On July 24, 1997, Mr. Senske was reappointed as the Company's Chief Executive Officer. Mr. Senske has been a member of the Company's Board since January 1993, and served as its Chief financial Officer and Treasurer between January 1993 and November 1996. From 1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, a division of the Pitney Bowes Company, a manufacturer of transportation management software systems.

         DONALD L. KOTULA, Mr. Kotula has been a member of the Company's Board since January 1995. Mr. Kotula is founder of Northern Hydraulics, a major retailer of construction and light industrial equipment, tools and supplies. Mr. Kotula has served as President and Chief Executive Officer of Northern Hydraulics since 1981.

         GARY W. RAMSDEN, Mr. Ramsden served as the President of U-Ship International, Ltd., a subsidiary of the Company, from its inception in September 1991 to January 1993, and has served as director of U-Ship, Inc. since its merger with U-Ship International, Ltd. in June 1992. Mr. Ramsden is currently an officer and director of Commonweal Mortgage in Eau Claire, Wisconsin. From October 1989 to March 1991, Mr. Ramsden was employed in sales and management capacities for Crandell Moving and Storage, Incorporated in Altoona, Wisconsin. From July 1988 to September 1989, Mr. Ramsden was President of Five Star Moving Systems, Incorporated in Shoreview, Minnesota.

         To the Company's knowledge, based solely on a review of copies of reports filed with the Securities and Exchange Commission during fiscal year 1997, all applicable Section 16(a) filing requirements were complied with.

September 25, 1997

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 for services rendered to the Company during the fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995. The Company has not formalized employment agreements with its executive officers.

                                            SUMMARY COMPENSATION TABLE

                                                                                                             Long-Term
                                                                                        Annual             Compensation
                                                                                     Compensation             Awards
                                                                                  ----------------      -----------------
                                                                                                            Securities
                                                              Fiscal                                        Underlying
           Name and Principal Position                         Year                     Salary                Options
----------------------------------------------      -------------------------     ----------------      -----------------
       Bruce H. Senske
          Chief Executive Officer........................    1997                 $ 110,000           15,000
                                                             1996                 $ 114,000               -
                                                             1995                 $  79,000               -
       Bryan M. Virgin
          Vice President of Sales and Marketing..........    1997                 $ 105,000           50,000
                                                             1996(1)              $   4,167               -
                                                             1995                       -                 -

----------------------

(1)    Mr. Virgin's employment with the Company began on June 17, 1996.

       The following table summarizes stock option grants during the fiscal year ended June 30, 1997 to the executive officers set forth below and certain other information relative to such options.

                                                                  Percent of Total
                                    Number of Securities          Options Granted           Exercise or
                                     Underlying Options           to Employees in            Base Price          Expiration
             Name                         Granted                   Fiscal Year              ($/Share)              Date
---------------------------      -----------------------      ---------------------     -----------------      -------------
       Bruce H. Senske                     15,000                       20.0%                  3.125              07/01/06
       Bryan M. Virgin                     50,000                       33.3%                  3.25               09/15/05


       There were no options exercised in fiscal 1997 by the executive officers set forth below.

                                       Number of Securities             Value of Unexercised In-
                                      Underlying Unexercised              the-Money Options at
                                       Options at FY-End (#)                   FY-End ($)
         Name                        Exercisable/Unexercisable         Exercisable/Unexercisable
---------------------------      ------------------------------      ----------------------------
    Bruce H. Senske                         15,000/0                            0/0
    Bryan M. Virgin                         50,000/0                            0/0





September 25, 1997

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table contains certain information as of June 30, 1997 as to the number of shares of common stock beneficially owned by (i) each person known by the Company to own beneficially more than five percent (5%) of the Company's common stock, (ii) each person who is a director of the Company, and
(iii) all persons who are directors and officers of the Company as a group, and as to the percentage of the outstanding shares held by them on such date. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                                   AMOUNT AND NATURE OF           PERCENTAGE OF
NAME OF BENEFICIAL OWNER OR GROUP                                BENEFICIAL OWNERSHIP(1)        OUTSTANDING STOCK(6)
-------------------------------------------------------------   -------------------------   -------------------------
Robertson Stephens & Company, Inc.                                       1,244,567                        24.87%
  555 California St., Suite # 2600
  San Francisco, CA 94104

Perkins Capital Management, Inc.                                           401,905
  708 East Lake Street                                                                                     10.7%
  Wayzata, MN 55391

Donald L. Kotula
  2800 South Cross Drive West                                              265,352(2)                       5.2%
  Burnsville, MN  55337

Bruce H. Senske                                                            254,630(3)                       5.0%
  5583 West 78th Street
  Edina, MN  55439

Gary W. Ramsden                                                             87,230(4)                       1.7%
  5896 Crocus Drive
  Eau Claire, WI  54701

B. Richard Vogen                                                            61,647(5)                       1.2%
  17883 179th Trail West
  Lakeville, MN 55044

All Directors and Officers as a Group (4 persons)                          668,859                         12.9%


--------------------

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

(2) Includes 40,466 shares held by Mr. Kotula, 132,010 shares held by Norquip Leasing, Inc. ("Norquip"), a company owned by Mr. Kotula, 5,375 shares purchasable pursuant to options and warrants held by Mr. Kotula and 87,500 shares purchasable pursuant to warrants held by Norquip.

(3) Includes 85,260 shares purchasable pursuant to the exercise of warrants.

(4)      Includes 15,000 shares purchasable pursuant to the exercise of options.

(5) Includes 18,250 shares purchasable upon the exercise of options and warrants.

(6) Assumes no exercise of: (a) 957,737 shares of common stock issuable upon exercise of outstanding employee stock options, outstanding director stock options and warrants, including warrants issued in conjunction with bridge financing completed by the Company in December 1995, or up to 175,000

September 25, 1997
         shares of common stock issuable upon exercise of warrants granted to the Underwriter in connection with the public offering completed by the Company in June 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BREWSTER TRANSACTIONS

         During the fiscal years ended June 30, 1994 and 1995, Brewster Diversified Services, Inc. ("Brewster") loaned the Company an aggregate of $705,000 evidenced by promissory notes. The loans, as amended, bore interest at 10% per annum and called for a $50,000 principal payment on January 1, 1996. In addition, the Company was required to make principal payments of $100,000 on January 1, 1997 and 1998, and on January 1, 1999, the Company was required to pay any remaining unpaid principal and any accrued interest. As additional consideration for the loans, the Company issued Brewster warrants for the purchase of 140,000 shares of its common stock exercisable at $2.96 per share. In addition, pursuant to a Stock Exchange Agreement dated December 2, 1993, Brewster entered into an agreement with certain of the Company's shareholders to exchange 100,000 shares of Brewster's common stock for an additional 250,000 shares of the Company's common stock in the following amounts: 60,000 shares from each of Gary Ramsden, Keith Ramsden, Marvin Ramsden and Elwood Taylor; 10,000 shares from Bruce Senske.

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

September 25, 1997

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

         During 1994, the Company became indebted to Kenneth Liles, a vice president of the Company, in the amount of $79,000 for software development work performed by Mr. Liles for the Company. In October 1995, Mr. Liles converted such indebtedness into 26,333 shares of the Company's common stock. Such conversion was determined to be fair by the Board of Directors in consideration of Mr. Liles' work on behalf of the Company.

September 25, 1997

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

         Exhibit

            3.1 The Company's Articles of Incorporation, as amended and restated (incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-01652C).

            3.2 The Company's Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-01652C).

            4.1 Specimen form of the Company's common stock Certificate (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

            4.2 The Company's Articles of Incorporation, as amended and restated (see Exhibit 3.1)

            4.3   The Company's Bylaws (see Exhibit 3.2)

           10.1 Warrant dated March 25, 1994 between the Company and Brewster Diversified Services, Inc. to purchase 220,000 shares of the Company's Common Stock (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.2 Merchant Application/Credit Card Processing Agreement dated August 22, 1994 by and between the Company, NTB Merchant Services and Card Establishment Services, Inc. (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333- 01652C).

           10.3 Lease Agreement dated February 27, 1995 between the Company and Carpenter Land Company for property located at 5575-5599 West 78th Street, Edina, Minnesota (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.4 Warrant dated March 1, 1995 between the Company and Carpenter Land Company (form of warrant issued to several investors as compensation for the investment of various forms of capital) (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333- 01652C).

           10.5 Amendment No. 1 dated March 23, 1995 to Lease Agreement dated February 27, 1995 between the Company and Carpenter Land Company (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.6 Vendor Remarket Agreement dated October 23, 1995 between the Company and MLC Commercial Leasing (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.7 Stock Purchase and Debt Conversion Agreement dated October 31, 1995 between the Company and Brewster Diversified Services, Inc. for the conversion of debt into common stock of the Company, the purchase by the Company of common stock and the cancellation and exchange of a warrant (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.8 Stock Purchase Agreement dated October 31, 1995 between the Company and William Bartkowski for the conversion of debt into common stock of the Company (form of Stock Purchase Agreement used for various debtholders) (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

September 25, 1997

           10.9 Master Agreement dated November 21, 1995 between the Company and Enterprise Financial Corporation (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.10 Letter Agreement dated December 8, 1995 between the Company and Minnesota Bankfirst (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333- 01652C).

           10.11 Stock Purchase Agreement dated December 12, 1995 between the Company and Ronald L. Randall for the conversion of debt into Common Stock (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.12 Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.13 Independent Contractor Agreement dated March 1, 1996 between the Company and Venture Brokerage Group, Inc. (incorporated by reference to the Registrant's Statement on Form SB- 2, File No. 333-01652C).

           10.14 Broker Lease Agreement dated March 5, 1996 between the Company and First Concord Funding Group, Inc. (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.15 Amendment No. 2 dated March 27, 1996 to Lease Agreement dated February 27, 1995 between the Company and Carpenter Land Company (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.16 1995 Stock Option Plan (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.17 Director Stock Option Plan (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.18 Form of Software and Equipment Maintenance Agreement (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.19 Form of Automated Shipping System Letter of Agreement (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.20 Form of Letter of Agreement for Commercial Counters (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.21 Software and Equipment Maintenance Agreement dated December 14, 1995 between the Company and CDP (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.22 Specialty License Agreement dated July 10, 1995 between Company and Homart Development Co. (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           10.23 Kinko's Installations Financing Arrangements dated September 30, 1996 between Company Kinko's Service Corporation. (incorporated by reference to the Registrant's Statement on Form 10-QSB, File No. 000-28452).

           10.24 Installation and Marketing Agreement dated October 16, 1996 between the Company and OfficeMax, Inc. (incorporated by reference to the Registrant's Statement on Form 10-QSB, File No. 000-28452).

September 25, 1997

           10.25 Retainer Agreement dated September 12, 1997 between the Company and Manchester Financial Group, Inc.

           11     Computation of Net Loss Per Common Share

           21 Subsidiaries (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

           23     Consent of Arthur Andersen LLP

           27     Financial Data Schedule.

------------------------------------


(B)      REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three month period ended June 30, 1997.

September 25, 1997

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           U-SHIP, INC.

Dated: September 26, 1997


                                           By /s/Bruce H. Senske
                                           Bruce H. Senske,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                  Date
                                                                                                  ----
/s/Bruce H. Senske                        President, Chief Executive Officer and           September 26, 1997
----------------------------------------  Director (Principal Executive,
Bruce H. Senske                           Accounting and Financial Officer)


/s/B. Richard Vogen                       Chairman and Director                            September 26, 1997
-------------------------------------
B. Richard Vogen

/s/Donald L. Kotula                       Director                                         September 26, 1997
-------------------------------------
Donald L. Kotula

                                          Director
-------------------------------------
Gary W. Ramsden


September 25, 1997

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

10.25 Retainer Agreement dated September 12, 1997 between the Company and Manchester Financial, Inc.

11       Computation of Net Loss Per Common Share

23       Consent of Arthur Andersen LLP

27       Financial Data Schedule

September 25, 1997