Form 10KSB40/A
period 1997-06-30
U SHIP INC
filed 1997-10-17
CIK 1002902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB-A


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


As of September 15, 1997, there were 4,979,717 shares of common stock of the registrant issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

None


October 16, 1997

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           U-SHIP, INC.


Dated: October 13, 1997


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


                                                                                                  Date
                                                                                                  ----
/s/Bruce H. Senske                        President, Chief Executive Officer and           October 13, 1997
----------------------------------------  Director (Principal Executive,
Bruce H. Senske                           Accounting and Financial Officer)


/s/B. Richard Vogen                       Chairman and Director                            October 13, 1997
-------------------------------------
B. Richard Vogen


/s/Donald L. Kotula                       Director                                         October 13, 1997
-------------------------------------
Donald L. Kotula

/s/Gary W. Ramsden                        Director                                         October 13, 1997
-------------------------------------
Gary W. Ramsden





October 16, 1997