Form 10QSB
period 1997-09-30
U SHIP INC
filed 1997-11-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to_______ .

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

                     YES (X)                           NO ( )

As of November 7, 1997 the issuer had outstanding 4,979,717 shares of Common Stock, $.004 par value.

                                  U-SHIP, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX
                                      -----

                                                                          Page
                                                                          ----
PART 1.           FINANCIAL INFORMATION                                     3

ITEM 1.
         a)       Condensed Consolidated Financial Statements

         b)       Condensed Consolidated Balance Sheets -
                  September 30, 1997 and June 30, 1997                      3

         c)       Condensed Consolidated Statements of
                  Operations - Three months ended
                  September 30, 1997 and 1996                               4

         d)       Condensed Consolidated Statements of
                  Cash Flows - Three months ended
                  September 30, 1997 and 1996                               5

         e)       Notes to Condensed Consolidated Financial
                  Statements                                                6

ITEM 2.
         a)       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8


PART II.          OTHER INFORMATION                                        18


ITEM 6.           Exhibits                                                 19

         27       Financial Data Schedule

                  SIGNATURES                                               20

PART I. - FINANCIAL INFORMATION

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          U-SHIP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of


                                                                       September 30,         June 30,
                                                                           1997               1997
                                                                       ------------       ------------
                                       ASSETS                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                            $    403,890       $    724,260
  Short-term investments                                                       --              250,000
  Accounts receivable                                                       129,290            138,683
  Inventories                                                               685,222            753,917
  Prepaid expenses                                                           42,300             32,723
                                                                       ------------       ------------


              Total current assets                                        1,260,702          1,899,583
                                                                       ------------       ------------

PROPERTY AND EQUIPMENT:
  Shipping centers                                                        1,435,714          1,290,952
  Furniture, fixtures and equipment                                         559,656            558,233
  Less-Accumulated depreciation                                            (628,171)          (496,500)
                                                                       ------------       ------------

              Total property and equipment, net                           1,367,199          1,352,685
                                                                       ------------       ------------

Other assets, net                                                           183,865            186,871
                                                                       ------------       ------------


                                                                       $  2,811,766       $  3,439,139
                                                                       ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and notes payable               $     66,852       $     72,925
  Deferred revenue                                                           43,923             53,289
  Accounts payable                                                          174,917            157,041
  Accrued liabilities                                                       252,455            391,265
                                                                       ------------       ------------

                           Total current liabilities                        538,147            674,520
                                                                       ------------       ------------

Long-term debt, net of current maturities                                    96,215            104,386
                                                                       ------------       ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    none issued and outstanding                                                --                 --
  Common stock, $.004 par value; 75,000,000 shares authorized;
     4,979,717 and 4,967,669 issued and outstanding                          19,919             19,871
  Additional paid-in capital                                             10,512,810         10,492,075
  Warrants                                                                   19,500             19,500
  Accumulated deficit                                                    (8,374,825)        (7,871,213)
                                                                       ------------       ------------

                           Shareholders' equity                           2,177,404          2,660,233
                                                                       ------------       ------------

                                                                       $  2,811,766       $  3,439,139
                                                                       ============       ============


The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)



                                 THREE MONTHS ENDED SEPTEMBER 30,
                                     1997              1996
                                 -----------       -----------


Revenue
  Package shipping revenue       $   163,106       $   130,364
  Machine sales revenue               53,107            61,547
  Other revenue                       47,200             4,875
                                 -----------       -----------
      Net sales                      263,413           196,786

Cost of goods sold                   180,408           170,525
                                 -----------       -----------

Gross profit                          83,005            26,261

General and administrative           488,289           318,515
Marketing and sales                   37,361            98,129
Research and development              60,989            64,410
                                 -----------       -----------
Loss from operations                (503,634)         (454,793)

Interest income                       (6,642)          (45,450)
Interest expense                       6,620             2,739
                                 -----------       -----------

Net loss                         $  (503,612)      $  (412,082)
                                 ===========       ===========

Net loss per share               $     (0.10)      $     (0.10)
                                 -----------       -----------
Weighted average number of
  common shares outstanding        4,970,825         4,014,610
                                 ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)


                                                                      Three Months Ended September 30,
                                                                       -----------------------------
                                                                           1997              1996
                                                                       -----------       -----------
OPERATING ACTIVITIES:
     Net Loss                                                          $  (503,612)      $  (412,082)
     Adjustments to reconcile net loss to net cash flows used for operating activities-
            Depreciation and amortization                                  139,172            49,403
     Change in current operating items:
            Checks held, not yet presented for payment                        --          (1,851,365)
            Accounts receivable                                              9,393           (19,844)
            Inventories                                                     68,695           (78,810)
            Prepaid expenses and other                                      (9,577)           (7,234)
            Accounts payable                                                17,876            48,006
            Accrued liabilities and deferred revenue                      (148,176)          (47,999)
                                                                       -----------       -----------

                Cash used for operating activities                        (426,229)       (2,319,925)
                                                                       -----------       -----------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (150,680)         (167,585)
     Sale of short-term investments                                        250,000              --
                                                                       -----------       -----------

                Cash provided by (used for) investing activities            99,320          (167,585)
                                                                       -----------       -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                           --              48,786
     Payments on notes payable and long-term debt                          (14,244)           (9,542)
     Sale of common stock                                                   20,783           302,173
                                                                       -----------       -----------

                Cash provided by financing activities                        6,539           341,417
                                                                       -----------       -----------

NET DECREASE IN CASH                                                      (320,370)       (2,146,093)

CASH AND CASH EQUIVALENTS, beginning of year                               724,260         4,822,785
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                               $   403,890       $ 2,676,692
                                                                       ===========       ===========

CASH PAID DURING THE PERIOD FOR INTEREST                                     6,620             2,739
                                                                       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company", without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three months ended September 30, 1997 and 1996, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1997, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 26, 1997.

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

3.   Inventories:
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                                 September 30,      June 30,
                                                    1997             1997
                                                  ---------        ---------
         Raw materials and work components        $ 667,222        $ 718,217
         Finished goods                              18,000           35,700
                                                  ---------        ---------
                                                  $ 685,222        $ 753,917
                                                  =========        =========

4.   Revenue Recognition:
The Company has historically generated revenue from two primary sources: The per-package shipping revenue generated from ongoing shipping volume and the sale of automated shipping centers. Revenues are also derived, to a lesser extent, from the sale of shipping supplies and maintenance contracts.

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

Historically, ASCs were placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-quarter of its ASCs through such arrangements. During 1996 and 1997, however, the Company's deployment strategy has been to emphasize the placement of Company-owned and operated ASCs in retail locations. The lessor has certain recourse to the Company in case of customer default or return of the automated shipping center, primarily to re-market the automated shipping center on a best efforts basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

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

6.   Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate outcomes could differ from those estimates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                          U-SHIP, INC. AND SUBSIDIARIES

THE FOLLOWING DISCUSSION, AND PARTICULARLY THE DISCUSSION UNDER THE HEADING "CAUTIONARY FACTORS," CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "GOAL," "CONTINUE," OR OTHER COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES RELATING TO THE COMPANY'S FUTURE PERFORMANCE. ACTUAL RESULTS OR EVENTS MAY MATERIALLY DIFFER FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS, SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS AND ARE SPECIFICALLY DIRECTED TO REVIEW THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "CAUTIONARY FACTORS" WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL
         U-Ship, Inc. (the "Company" or "U-Ship") manufactures, markets and operates self-service, automated shipping systems for use by consumers and small business shippers who ship packages and priority letters through major carriers in the air express and package delivery market. In November 1994, the Company began deployment of its network of electronic, customer-operated, self-service shipping centers. The Company's Automated Shipping Center ("ASC"), which is being placed in retail locations in the United States and Canada, provides a feeder system to United Parcel Service of America, Inc. ("UPS"), currently the only carrier with which the Company has a contract for the shipment of packages through Company or customer-operated ASCs. The Company can provide similar services to other carriers in the multi-billion dollar air express and package shipping market. As of September 30, 1997, the Company had 321 ASCs in operation in 40 states, 239 of which are owned and operated by the Company, and 82 of which have been sold and are operated by customers. ASCs are generally placed in retail locations such as office services/copy centers such as Kinko's and OfficeMax and in retail locations such as grocery and general merchandise stores. As of September 30, 1997, there were eleven ASCs leased or sold to third parties with recourse to the Company. The Company's manufacturing operations of ASCs consists of assembling components purchased from third parties and installation of the Company proprietary software. The Company derives revenue primarily from package shipping transactions and, to a lesser extent, from the sale of ASCs. The Company holds eight patents related to hardware and software utilized in its ASCs and is not aware of other comparable self-service, automated shipping systems currently marketed or available to consumers and small business package shippers. The Company believes that its ASC technology is among the most advanced self-service, automated, air express and package shipping system available for consumers and small businesses.

         HISTORICAL BUSINESS STRATEGY. The Company's strategy is to make shipping services available to consumers through the installation of its ASC systems in major office supply and instant printing outlets, business centers and office parks. Historically, ASCs were placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-third of its ASCs through such arrangements. During 1996 and 1997, however, the Company's deployment strategy has been to emphasize the placement of Company-owned and operated ASCs in retail locations. The Company is, however, currently reevaluating these deployment methods in light of lower than anticipated package shipping volumes and lack of anticipated revenue per site. In light of lower than anticipated revenues from ASC shipping transactions, the Company has, since June 30, 1997, reduced the number of additional ASC placements. The Company is exploring to increase usage of ASCs currently in place, and to focus on the creation of strategic relationships with carriers. Methods and strategies to increase ASC usage include consumer incentives (e.g., coupons), point of sale advertising, in-store customer awareness programs and changes in its price structure so as to become more competitive in the air express and package shipping market. The Company's cost of placing an ASC in a customer's site is approximately $6,000 per unit. The source of funds for these placements has been capital raised by the Company through equity offerings. Currently, ASCs manufactured for placement by the Company are from existing inventories of finished ASCs and components. There can be no assurance, however, that these or other efforts currently being considered by the Company will serve to increase the volume of ASC transactions or market acceptance of the Company's ASCs. In addition to retail placements, the Company has been seeking to market its ASC technology to private carriers. The Company believes that air express and package shipping carriers may, in the future, utilize some form of self-service technology to increase accessibility to their services in the market, although there can be no assurance that carriers will decide to use the Company's technology.

         The Company served customers in 11,798 transactions during the three month period ended September 30, 1997 through its various retail locations which include OfficeMax stores and Kinko's Copy Centers. The Company enters into agreements with retailers to provide service and maintenance support related to the operation of the ASC at retail locations. The services provided by the Company under these agreements include data processing of credit card transactions, reconciliation and payment of weekly UPS bills for service contracted by the Company, customer service support related to package tracking and damage and loss claims for consumers who have used the system. These agreements also provide for maintenance of the hardware and licensing of the software related to the operation of the ASC. The Company generates revenue from package shipping transactions and compensates retailers based upon the number and types of shipping transactions processed. Each location in the Company's network of ASCs is centrally controlled and serviced through an electronic connection to the Company's computer network system located at its headquarters. The Company accepts cash and major credit cards for payment of package shipping charges. The Company also issues U-Ship private labeled "Preferred Business Shipper" credit cards to small businesses for which it bills and collects monthly. The Company also derives revenue, to a lesser extent, from the sale of shipping supplies such as boxes, packing material and tape to retailers for consumer sales.

         In September 1996, the Company entered into an Installation and Marketing Agreement (the "Kinko's Agreement") with Kinko's, Inc. ("Kinko's"). The Kinko's Agreement provides that Kinko's will use its best efforts to provide the Company the opportunity to install up to 250 ASCs in Kinko's Copy Centers by December 1997. Under the terms of the Kinko's Agreement, each ASC shall remain in service for 36 months following the date of its installation, subject to certain contingencies. Also, the Kinko's Agreement provides that the Company will retain ownership of the ASCs installed at Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's. As of September 30, 1997, the Company had installed 88 ASCs in Kinko's Copy Center locations. The Company is currently conducting discussions with Kinko's concerning the placement of additional ASCs in Kinko's locations under existing contracts and methods of promoting the increased usage of ASCs in Kinko's stores. In October 1996, the Company entered into a 36-month Installation and Marketing Agreement (the "OfficeMax" Agreement") with OfficeMax, Inc. ("OfficeMax"). The terms of the OfficeMax Agreement, as amended, allow the Company to install 140 ASCs into various CopyMax locations by the end of December 1997. Under the terms of the OfficeMax Agreement, each ASC shall remain in service for 36 months following the date of its installation. As of September 30, 1997, the Company had installed 103 ASCs in various CopyMax stores. The Company intends to continue working with these customers to increase usage of these ASCs in Kinko's and CopyMax stores.

         In September 1997, the Company engaged Manchester Financial Group, Inc. ("Manchester") to provide certain advisory and consulting services, including, but not limited to, a strategic review and analysis of the Company's business, market, management, development plans and financing. The engagement, which is for a term of one year, provides for monthly payments to Manchester in the amount of $15,000 and the issuance to Manchester of a five-year warrant for the purchase of 200,000 shares of the Company's Common stock. The Company has also agreed to pay certain additional fees to Manchester in the event an acquisition-related transaction is consummated with a party to which the Company is introduced to by Manchester.

RESULTS OF OPERATIONS
         Package shipping revenue for the three months ended September 30, 1997, increased $ 32,742 or 25% to $163,106 from $130,364 for the same period in 1996. Net sales for the three months ended September 30, 1997, increased $66,627 or 34% to $263,413 from $196,786 for the same period in 1996. The increase in package shipping revenue is the result of the higher number of ASC locations. New ASC units take a number of months to reach their expected on-going volume. As a result, the increase in package volume does not reflect the expected full impact of the increase in number of ASC locations from 162 active units as of September 30, 1996 to 321 active units at the end of September 30, 1997. The Company's expectations of package volume at new ASC locations have not been met to date. The Company has installed Company-owned ASCs in anticipation of seasoned units (in operation 12 months or longer) generating package shipping volume of 100 or more per month. As of September 1997, the Company had 108 seasoned ASCs in service which, as of September 1997, had average monthly shipping volumes of 29 packages per unit. The Company has initiated a number of marketing initiatives which are intended to increase the volume of package shipping at its ASCs. The results of these initiatives are not yet known and there can be no assurance that the Company will be successful in increasing package shipping volumes substantially at its existing ASC locations.

         The Company's Machine Sales Revenue included $39,600 from the design and sale of non-shipping related self-service kiosks. Other Revenue represents $41,000 of revenue from the sale of software development services to a potential strategic carrier partner. The Company will continue to operate its present network of 321 ASCs, and focus its marketing and development efforts on establishing a strategic partner to deploy its proprietary technology in the market.

         Gross margin increased by $56,744 or 216% to $83,005 for the three month period ended September 30, 1997, from $26,261 for the three month period ended September 30, 1996. Gross margin as a percent of sales increased during the three month period ended September 30, 1997 to 31% compared to 13% in the three month period ended September 30, 1996, primarily due to increased revenues from package shipping. Other Revenue from the sale of software development services contributed $41,000 to the increase in gross margin.

         General and administrative expenses for the three months ended September 30, 1997, increased $169,774 or 53% to $488,289 from $318,515. The increase consists of personnel expenses of $110,765 and an increase in ASC depreciation of $83,752. In September and October 1997, the Company implemented cost-cutting measures through the reduction of staff and deferral of certain expenditures. The impact of these reductions, which amount to approximately $350,000 annually, is expected to be experienced in the quarter ending December 31, 1997.

         Marketing and sales expenses for the three months ended September 30, 1997 decreased $60,768 or 62% to $37,361 from $98,129 for the same period in 1996. Personnel expenses represented $41,117 of the decrease, reflecting cost cutting measures that were implemented in June 1997.

         Research and development expenses for the three months ended September 30, 1997, decreased $3,421 to $60,989 from $64,410 for the corresponding period in the prior fiscal period. The reduction is primarily due to the completion of significant development work on the 3100 model ASC in earlier periods. Research and development expenses relate primarily to the development of new software tools for the ASCs and costs associated with the development of new hardware and software related technology.

         Interest income decreased to $6,642 for the three months ended September 30,1997, compared to $45,450 for the corresponding three month period of the prior year, primarily as a result of lower investments as cash balances were reduced due to the funding of operating deficits. Interest income was higher in the prior period due to higher cash balances resulting from proceeds of the Company's public offering completed in May 1996. Interest expense increased from $2,739 for the three month period ended September 30, 1996 to $6,620 for the same period in 1997. The increase is the result of additional lease financing assumed by the Company.

         Net loss for the three months ended September 30, 1997, increased $91,530 to $503,612 from $412,082 for the same period in the prior fiscal year. Additional staff reductions and operating expense reductions were implemented during September and October 1997 and are expected to be felt beginning in the second quarter of fiscal 1998. The Company expects to incur additional losses until its ASCs generate sufficient volume to offset its investment and operating expenses. There can be no assurance that the shipping volume will increase sufficiently or the Company will be able to expand its network of ASCs sufficiently to generate profitable revenues.

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

         The Company's loss for the fiscal year ended June 30, 1997 was $2,527,918. The Company's loss for the three months ended September 30, 1997 was $503,612. The Company expects to incur losses for the foreseeable future. Accordingly, the Company expects that its current ASC network operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

         During September 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. In October 1996, the Company entered into a similar agreement with OfficeMax to install 73 ASCs in OfficeMax locations by the end of January 1997, which agreement was further expanded, in April 1997, to include a total of 140 ASCs. The total cost of installing these units will be approximately $2 million. Through September 30, 1997, the Company had installed 191 units at an approximate cost of $1,050,500. To date, the Company has utilized funds generated from its May 1996 public offering to fund the installation of these units and expects to rely on the April 1997 private placement proceeds and internally generated funds to continue financing the installations in the short term. The Company will need additional commercial financing for a portion of the remaining installations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it. The Company will require approximately $204,000 of additional capital to fulfill its commitments to install additional ASCs pursuant to the OfficeMax Contract.

         Inventory decreased by approximately $69,000 as of September 30, 1997, compared to June 30, 1997. The Company has reduced its purchase of materials during the fourth quarter of fiscal 1998 and is drawing down its current inventory stock to fulfill the Kinko's and OfficeMax agreements. Accounts receivable decreased by approximately $9,000 from June 30, 1997 to September 30, 1997. Accounts payable increased by approximately $18,000 over the same period due to the Company's delay in payment of certain current obligations. Accrued liabilities related to staff reductions decreased by approximately $148,000.

         Based on current commitments and on going working capital needs, the Company believes that it will require additional debt or equity funding within the next four to six months to fund on going operations. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is likely that additional equity financing will be highly dilutive to existing shareholders.

CAUTIONARY FACTORS. THE COMPANY WISHES TO CAUTION SHAREHOLDERS AND PROSPECTIVE INVESTORS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD IN THE FUTURE AFFECT THE COMPANY'S ACTUAL OPERATING RESULTS, AND THAT SUCH RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY. THE STATEMENTS UNDER THIS CAPTION ARE INTENDED TO SERVE AS CAUTIONARY STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FOLLOWING INFORMATION IS NOT INTENDED TO LIMIT IN ANY WAY THE CHARACTERIZATION OF OTHER STATEMENTS OR INFORMATION UNDER OTHER CAPTIONS AS CAUTIONARY STATEMENTS FOR SUCH PURPOSE. THE ORDER IN WHICH SUCH FACTORS APPEAR BELOW SHOULD NOT BE CONSTRUED TO INDICATE THEIR RELATIVE IMPORTANCE OR PRIORITY.

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY. The Company entered its current business in 1992 and has a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss for the foreseeable future. For the fiscal year ended June 30, 1997, the Company incurred a net loss of $2,527,918. June 30, 1997, the Company had an accumulated deficit of $7,871,213 and had working capital of $1,225,000. For the three months ended September 30, 1997 the Company incurred net loss of $503,612 and had working capital of $722,555. Because of continuing operating losses, the Company's working capital has decreased since that date and is estimated to be approximately $550,000 at December 31, 1997. The Company will continue to incur these losses until ASCs in service generate sufficient revenues to offset operating costs. As of September 30, 1997, 321 ASCs were in operation in 40 states. In fiscal years 1996 and 1997, 107 and 225 ASCs were placed in service by the Company, respectively.

         The reports of the Company's independent public accountants concerning the Company's financial statements as of June 30, 1996 and 1997 contain explanatory paragraphs relating to the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitable operations. The Company expects that it will require additional debt or equity financing during the next six to eight months to continue its business. The Company has not made arrangements for additional financing and no assurance can be given that it will be able to secure such financing when needed. A failure on the part of the Company to obtain financing when required would result in the reduction or cessation of the Company's business.

SIGNIFICANT G&A, MARKETING AND SALES EXPENSES. During the three month period ending September 30, 1997, the Company's general and administrative expenses were $586,639, or approximately 223% of net sales.

SIGNIFICANT ADDITIONAL FINANCING NEEDED; ADDITIONAL DILUTION EXPECTED. The Company expects to require significant additional financing to continue operations in 1998. The Company has made no arrangements for such financing and no assurance can be given that the additional financing will be available when required or, if available, that the same would be on terms acceptable to the Company. It is likely that any additional financing will involve the issuance of the Company's equity securities, resulting in significant dilution to existing shareholders.

MARKET ACCEPTANCE OF PRODUCTS. A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of ASCs at retail and other business locations. This is an undeveloped market and there can be no assurance that such demand or market acceptance will develop. To date, the Company has had only limited success in creating a demand for automated shipping services. The number of shipping transactions which currently utilize the Company's ASCs are lower than expected. While the Company is undertaking efforts to address these problems and to create a demand for the Company's ASCs, the marketing and other costs of doing so may be beyond the Company's funding capabilities. These efforts include joint promotional programs with Kinko's, OfficeMax and other Company sponsored programs. Such programs consist of in store point-of-sale signage, holiday promotional signage and discount coupons. A failure on the part of the Company to address these and other issues and to create a market demand for its products could result in the reduction or cessation of the Company's business.

         The Company has placed ASCs in locations in 40 states from Alaska to New York. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of carriers, and carriers affiliated with direct air carriers, including UPS, Federal Express Corporation ("Federal Express"), Roadway Package System, Inc. ("RPS"), DHL Worldwide Services ("DHL") and Airborne Express ("Airborne"). These established carriers, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASCs in preference to the shipping services offered by its competitors or potential competitors. The failure to achieve market acceptance would have a material adverse effect on the Company's business. In addition, there can be no assurance that the Company will have the resources or the capacity to meet the demand, if any, for its product.

         In March 1996, the Company entered into a Master Agreement for Automated Shipping Center Software License and Related Software-Based Services with UPS Canada (the "Canada Agreement"), pursuant to which the Company licenses its proprietary software to UPS Canada for use with the Company's ASCs which will be placed in up to ten retail counter applications in three cities in Canada. Under the Canada Agreement, the Company will be paid a fee by UPS Canada upon placement of the respective ASC at each Canadian location, together with a per-package fee on each package shipped using the Company's ASC. The term of the Canada Agreement is three years. The ASCs subject to this agreement will be maintained under a separate maintenance agreement. As of September 30, 1997, the Company has deployed six of the ten Canadian ASCs. Beginning December 1997, the Company anticipates to begin receiving its per package fees from UPS Canada. While the multi-lingual capabilities of the ASC offers advantages in the international marketplace, the Company's initial focus will remain on the United States and Canadian markets and, for the foreseeable future, it will pursue other markets only on an opportunistic basis, primarily through economic partnership relationships. There can be no assurance that the Company's efforts to expand the use of its ASCs internationally will be successful.

DEPENDENCE UPON CARRIERS. The Company is substantially dependent upon UPS to pick up and transport packages processed via the Company's ASCs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain arrangements with UPS or to develop relationships with other package carriers, would cause an interruption of service to the Company's customers and would have a material adverse effect upon its business. The Company has no control over the nature, cost or availability of services provided by any carrier, including UPS, and has no long-term contracts with such carriers.

         On August 4, 1997, the Teamsters Union went on strike against UPS. As a result, a significant number of UPS' 185,000 employees, who are also Teamster Union members, joined the strike. In addition, most of the 2,000 pilots belonging to the Independent Pilots Association honored the strike, further hampering UPS' shipping capabilities. This strike halted the shipment of the vast majority of packages intended to be shipped via UPS, including those intended to be so shipped and which utilized the Company's ASCs. While the strike ended on August 18, 1997, the Company estimates that its revenues decreased by approximately $75,000. During the strike, the Company was not able to effect reductions in its expenses to offset such loss of revenue.

         For each ASC location, the Company enters into a Commercial Counter Agreement with UPS which provides the basic terms of service, advertising restrictions and certain related matters. The Company has also entered into an Automated Shipping System Letter Agreement with UPS regarding the Company's arrangements for use of UPS' Parcel Register, Computer Manifest and other systems for identifying and recording packages turned over to UPS for delivery. This agreement is generally terminable at will, although the Company has enjoyed a shipper-carrier relationship with UPS since 1992. Further, UPS is a regulated carrier which, under applicable laws and regulations, is obligated, upon reasonable request, to provide safe and adequate service, equipment and facilities for the surface transportation of property in interstate commerce. This duty to furnish continuous and adequate service obligates UPS to furnish ground transportation services without discrimination at its established rates and to the limit of its capacity. However, UPS is not regulated with respect to shipments tendered which involve prior or subsequent movement by air. Accordingly, there can be no assurance that the Company can continue its relationship with UPS or establish new relationships with any other carrier.

SUBSTANTIAL INVESTMENT IN EQUIPMENT. As a part of its business strategy, the Company seeks to place ASCs in locations that it believes have the potential to generate high package volume and with businesses that it believes have multiple strategic locations, such as business centers and other service provider chains. Although the Company has previously been able to sell ASCs with financing from third party lessors, no assurance can be given that such financing will be available in the future. Also, the Company's strategy has recently changed so as to emphasize placement of ASCs in retail locations at its expense. In such locations, the Company relies solely upon package shipping revenue to recover its investment in the ASCs. Although the Company believes that such strategy will lead to the generation of increased package shipping volume and that such strategic placements of ASCs is more cost-effective than individually-negotiated leases for ASCs to be placed in service, there can be no assurance that such strategy will be successful or that the Company will be able to recover its investment in ASCs through profit margins on higher volumes of package shipments. The Company maintains normal 30-day credit terms with its suppliers.

RELIANCE UPON THIRD PARTIES FOR FINANCING. Historically, the Company has relied extensively upon third parties to provide lease financing for ASCs sold or leased to retailers. While the Company's focus has shifted away from the placement of ASCs in reliance on such financing, it may seek third party financing for sales to customers in the future. The Company has no commitments from third parties to provide financing to it or its customers, and there can be no assurance that such financing will be available to the Company on terms acceptable or favorable to it or its customers. In the event the Company determines to make third party leases or financing arrangements a part of its marketing strategy, and is unable to maintain relationships with third parties to provide such financing, its business could be adversely affected.

ABILITY TO FORM STRATEGIC RELATIONSHIPS. The Company's strategy includes the formation of strategic relationships with major carriers and retailers. To date, the Company has had limited success in creating such relationships. The Company believes that relationships with carriers and other strategic partners will enable it to deploy its proprietary technology in the market by leveraging a partner's established service and distribution channels. In the past the Company has received revenue from two international carriers for the development of customized ASCs. The Company has entered into relationships with Kinko's and OfficeMax pursuant to which the Company has installed a limited number of ASCs in Kinko's Copy Centers and CopyMax stores. These agreements have, however, not generated expected levels of package shipping transactions and the Company has curtailed installation of ASCs under the terms of both agreements. The Company requires substantial additional financing in order to continue its business. The Company believes that, at least in part, such financing can be obtained from the partners with whom it is able to create significant strategic relationships. The Company has not been successful in creating relationships with potential partners other than Kinko's and OfficeMax. The Company anticipates that it will require $900,000 of additional funds to continue operations for the next 12 months. To the extent that the Company is not able to enter into additional strategic relationships with carriers or other business partners, it may be required to reduce or cease its business operations.

DEPENDENCE ON PROPRIETARY RIGHTS. The Company's success depends, in part, upon its ability to protect its proprietary technology, for which it relies on a combination of patent, copyright, trademark and trade secret laws. Although the Company has received patents for its ASC, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the Company's product. The Company believes that one or more major carriers, all of which have greater financial, technical and marketing resources than the Company, have attempted to develop or purchase products or technologies competitive with the Company's ASCs. The Company is aware that Federal Express and UPS test marketed PC-based automated self-service shipping terminals between 1992 and 1994, but believes that substantially all of these systems have been removed from the test market. The Company also is aware of the fact that the U.S. Postal Service is in the process of developing a self-service, automated Postal Transaction Machine ("PTM"), which, the Company believes, will enable consumers to ship letters and packages via the United States mail. The Company is unaware of whether the PTM, or parts thereof, infringe upon any of the Company's proprietary technology. Should the Company determine that its patents are being infringed, it could incur substantial legal costs in any action to enforce its patents or other intellectual property rights, and there can be no assurance that it would be successful in any such action.

FRANCHISE REGULATION. The Federal Trade Commission regulates the offer and sale of franchises under its "Franchise Rule," a regulation which sets forth standards mandating disclosure of information before the sale of a franchise or business opportunity. Additionally, several states, including Minnesota, have laws and rules that regulate various aspects of franchising and the sale of business opportunities. The Company believes that its programs for the sale, lease or placement of ASCs do not constitute franchises or business opportunities within the meaning of the Franchise Rule or such state laws. If the Company should be required to comply with such laws or rules it would incur substantial costs, delays and other burdens associated with franchise registration and disclosure compliance obligations. In addition, there can be no assurance that other governmental regulations will not hinder the Company's plans. A finding that the Company has violated state franchise laws or regulations or the Franchise Rule could result in administrative, civil or criminal actions against the Company and would materially and adversely affect its business. In addition, if the Company is found to have violated franchise laws, certain persons entitled to the benefit of such laws may have the right to rescind their purchases or leases of the Company's ASCs, in addition to recovering damages, interest and attorneys' fees. The Company does not believe, however, that it has operated in violation of any franchise laws.

COMPETITION. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both Federal Express and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operates competing machines in the market that are comparable to the form and function of the Company's ASC. The Company is aware, however, that the U.S. Postal Service is in the process of developing the PTM. Because the Company's ASC does not currently permit consumers to ship packages through the United States Mail, to the extent that the PTM will, it may discourage people from using the Company's ASCs. The Company also competes with major air express carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, all of which deploy large numbers of "drop boxes" which compete with the Company's ASCs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ASCs. There can be no assurance that such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's products and services in preference to their current methods of package collection, or to those of the Company's competitors or potential competitors. The Company also faces intense competition from the related service industry providing package collection services, such as mail and packaging stores. In addition, the Company's competitors and the dominant package shippers, all which have greater resources than the Company, could develop products competitive with the Company's ASCs.

TECHNOLOGICAL RISKS. The Company anticipates that any market which develops for automated shipping services will be characterized by rapidly changing technology and user preferences. Such market will likely be heavily influenced by the preferences and acceptance of such technology by major package and parcel carriers. There can be no assurance that future product or technology developed by others will not render obsolete the Company's technology. Failure on the part of the Company to develop new technology to meet competitive challenges may adversely affect the Company's prospects.

         The Company is currently focusing its product development efforts on ASCs designed specifically for certain carriers. These systems are being developed to assist in nurturing strategic relationships with domestic and international carriers. These products have not yet been scheduled for release and remain subject to further development and market research. The Company is also developing software that will allow the ASC to perform additional retail functions to enhance the revenue per site. These software developments will allow the Company to sell advertising services on the ASC to major manufactures and services companies who wish to promote their products and services through the use of the Company's technology. The Company spent $247,053 on research and development in fiscal year 1996 and $237,892 in fiscal year 1997. As of September 30, 1997, there were four employees engaged in research and development activities.

UNINSURED OBLIGATIONS TO SHIPPING CUSTOMERS. The Company or a retailer with whom a package is deposited may have exposure to a customer to the maximum extent of the declared value of the package in the event of its damage or destruction while in the possession of the Company or a retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transaction documentation. The Company, however, has no insurance that would protect it against such losses.

DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part upon the continued service of its key technical, marketing and management personnel, as well as on its ability to continue to attract independent contractors. The Company is also dependent on its ability to identify, hire, train and motivate qualified personnel necessary to enable it to continue ongoing product development and to market its products and services. The Company has a $1,000,000 key person life insurance policy on Bruce Senske. Substantially all of the Company's employees are subject to confidentiality agreements. The Company has no collective bargaining or employment agreements with any of its employees. There are currently three employees working in technical positions, two in marketing positions and four in management positions. The departure of key employees could have a material adverse effect on the Company's business. No assurance can be given that the Company's current employees will continue to provide services to the Company, or that the Company will be able to obtain the services of additional personnel necessary for the Company's operations.

IMPACT OF SALE OF SECURITIES; SECURITIES ELIGIBLE FOR FUTURE SALE; POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. There were approximately 4,979,717 shares of Common Stock outstanding as of September 30, 1997. In addition, there were warrants and options outstanding as of such date to purchase 1,435,696 additional shares of Common Stock which are exercisable at prices ranging from $1.25 to $5.20 per share. The Company has filed a registration statement covering a secondary offering of 1,538,474 shares of Common Stock. The sale of such shares offered pursuant to such offering, and the sale of additional shares of Common Stock which may become eligible for sale in the public market from time to time upon the exercise of warrants and options could have the effect of depressing the market prices for the Common Stock.

LIMITATIONS ON BROKER-DEALER SALES OF COMPANY COMMON STOCK; APPLICABILITY OF "PENNY STOCK" RULES; NO ASSURANCE OF CONTINUED QUOTATION ON THE NASDAQ STOCK MARKET. Federal regulations promulgated under the Exchange Act regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or The NASDAQ Stock Market ("NASDAQ"), priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, if, during the time in which the Common Stock is quoted on the NASDAQ SmallCap Market, the Common Stock is priced below $5.00 per share, trading of the Common Stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act, which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. In such event, it may be more difficult for broker-dealers to sell the Common Stock and purchasers of shares of Common Stock may experience difficulty in selling such shares in the future in secondary trading markets.

         The Company's Common Stock is currently listed on the NASDAQ SmallCap Market. On August 22, 1997, the SEC approved a number of proposed changes to the NASDAQ listing requirements. Common and preferred stock must have a minimum bid price of $1. All companies listed on the NASDAQ SmallCap Market must meet specific corporate governance requirements, distribute an annual and interim reports, have a minimum of two independent directors, have an annual shareholder meeting, meet the quorum requirement, make a solicitation of proxies, review conflicts of interest, have shareholder approval for certain corporate actions and have voting rights. A company listed on the NASDAQ SmallCap Market must also have either net tangible assets of over $2 million, a market capitalization of $35 million or net income of $500,000, a public float of 500,000 shares, and the market value of such public float must be over $4 million. The Company must have a minimum of 300 shareholders. There must be at least two market makers. The Company must also have in place corporate governance. Since October 28, 1997, the Company's common stock has had a closing bid price below $1. As of September 30, 1997, the Company's net tangible assets have been slightly above $2 million. Other than the minimum bid price requirement, the Company believes that it currently meets all of the requirements of the new NASDAQ rules. However, if the Company's common stock bid price stays below $1 or its net tangible assets fall below $2 million, the Company will be in danger of losing its NASDAQ SmallCap listing. Should the Common Stock be suspended from trading privileges on such market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the respective requirements prior to continued listing. However, should the Common Stock be terminated from trading privileges on the NASDAQ SmallCap Market, the Company, prior to re-inclusion, must comply with the applicable requirements for initial inclusion on the NASDAQ SmallCap Market which are more stringent than the requirements for continued listing. There can be no assurance that the Common Stock will continue to be listed on the NASDAQ SmallCap Market.

         In the event that the Common Stock is delisted from the NASDAQ SmallCap Market and the Company fails other relevant criteria, trading, if any, in shares of Common Stock would be subject to the full range of the Penny Stock Rules. Under Exchange Act Rule 15g-8, broker-dealers must take certain steps prior to selling a penny stock, which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; (iii) providing the investor a written identification of the shares being offered and in what quantity; and (iv) deliver to the investor a written statement setting forth the basis on which the broker or dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the NASDAQ SmallCap Market and the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Common Stock, purchasers of shares of Common Stock may have difficulty in selling such shares in the future in secondary trading markets and the per share price of such stock would likely be greatly reduced.

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

         a.       Exhibits

                  Exhibit 27      Financial Data Schedule

         b.       Reports on From 8-K

                  The Registrant filed no current Reports on Form 8-K during the quarter ended September 30, 1997.

                                  EXHIBIT INDEX




EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

Exhibit 27                          Financial Data Schedule

                                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in they City of Minneapolis, State of Minnesota on November 14, 1997.


                                           U-SHIP, INC.



                                           By: /s/ Bruce H. Senske
                                           Bruce Senske,
                                           President and Chief Executive Officer