Form 10QSB
period 1997-12-31
U SHIP INC
filed 1998-02-17
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              ---        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

                TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
             ---         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                                  U-SHIP, INC.
             (Exact name of registrant as specified in its charter)


             Utah                                         87-0355929
---------------------------------              ---------------------------------
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

                                 YES (X) NO ( )

As of December 31, 1997 the issuer had outstanding 4,979,717 shares of Common Stock, $.004 par value.

                                  U-SHIP, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                      INDEX

                                                                            Page
                                                                            ----
PART 1.           FINANCIAL INFORMATION                                       3

ITEM 1.

         a)       Condensed Consolidated Financial Statements

         b)       Condensed Consolidated Balance Sheets -
                  December 31, 1997 and June 30, 1997                         3

         c)       Condensed Consolidated Statements of
                  Operations - Three and Six months ended
                  December 31, 1997 and 1996                                  4

         d)       Condensed Consolidated Statements of
                  Cash Flows - Six months ended
                  December 31, 1997 and 1996                                  5

         e)       Notes to Condensed Consolidated Financial
                  Statements                                                  6

ITEM 2.

         a)       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               8


PART II.          OTHER INFORMATION                                          18

ITEM 6.           Exhibits                                                   19

         27       Financial Data Schedule

                  SIGNATURES                                                 20

PART I. - FINANCIAL INFORMATION

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          U-SHIP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of

                                                                      December 31,        June 30,
                                                                         1997               1997
                                                                     -------------     -------------
                          ASSETS                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                          $     121,653     $     724,260
  Short-term investments                                                      --       $     250,000
  Accounts receivable                                                      111,508           138,683
  Prepaid expenses                                                          16,300            32,723
  Inventories                                                              636,585           753,917
                                                                     -------------     -------------

             Total current assets                                          886,046         1,899,583
                                                                     -------------     -------------

PROPERTY AND EQUIPMENT:
  Shipping centers                                                       1,517,185         1,290,952
  Furniture, fixtures and equipment                                        559,900           558,233
  Less-Accumulated depreciation                                           (753,064)         (496,500)
                                                                     -------------     -------------

             Total property and equipment,net                            1,324,021         1,352,685
                                                                     -------------     -------------

Other assets, net                                                          181,786           186,871
                                                                     -------------     -------------


                                                                     $   2,391,853     $   3,439,139
                                                                     =============     =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and notes payable             $      63,486     $      72,925
  Deferred Revenue                                                          35,514            53,289
  Accounts payable                                                         268,615           157,041
  Accrued liabilities                                                      189,326           391,265
                                                                     -------------     -------------

                          Total current liabilities                        556,941           674,520
                                                                     -------------     -------------

Long-term debt, net of current maturities                                   90,069           104,386
                                                                     -------------     -------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    none issued and outstanding                                               --                --
  Common stock, $.004 par value; 75,000,000 shares authorized;
    4,979,717 and 4,967,669 issued and outstanding                          19,919            19,871
  Additional paid-in capital                                            10,512,810        10,492,075
  Warrants                                                                  19,500            19,500
  Accumulated deficit                                                   (8,807,386)       (7,871,213)
                                                                     -------------     -------------

                          Shareholders' equity                           1,744,843         2,660,233
                                                                     -------------     -------------

                                                                     $   2,391,853     $   3,439,139
                                                                     =============     =============

    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                              THREE MONTHS ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,
                              ------------------------------    -----------------------------
                                   1997            1996             1997             1996
                              ------------     ------------     ------------     ------------
Revenue
  Package shipping revenue    $    255,290     $    191,196     $    418,396     $    321,560
  Machine sales revenue             28,737           51,085           81,844          112,632
  Other revenue                      5,174           13,528           52,374           18,403
                              ------------     ------------     ------------     ------------
      Net sales                    289,201          255,809          552,614          452,595

Cost of goods sold                (255,413)        (204,543)        (435,822)        (375,068)
                              ------------     ------------     ------------     ------------

Gross profit                        33,788           51,266          116,792           77,527

General and administrative         400,918          424,214          888,502          688,388
Marketing and sales                 30,106          110,628           67,467          263,098
Research and development            37,733           73,589           98,721          137,999
                              ------------     ------------     ------------     ------------
Loss from operations              (434,969)        (557,165)        (937,898)      (1,011,958)

Interest income                     (8,262)         (21,219)         (14,904)         (66,669)
Interest expense                     5,854            3,097           13,179            5,836
                              ------------     ------------     ------------     ------------

Net loss                      $   (432,561)    $   (539,043)    $   (936,173)    $   (951,125)
                              ============     ============     ============     ============

Basic & diluted
  net loss per share          $      (0.09)    $      (0.13)    $      (0.19)    $      (0.24)
                              ------------     ------------     ------------     ------------

Basic & diluted weighted
  average number of common
  shares outstanding             4,979,718        4,016,573        4,975,271        4,015,486
                              ============     ============     ============     ============


    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                     Six Months Ended December 31,
                                                                     -----------------------------
                                                                         1997             1996
                                                                     ------------     ------------
OPERATING ACTIVITIES:
     Net Loss                                                        $   (936,173)    $   (951,125)
     Adjustments to reconcile net loss to net cash flows used for operating activities-
            Depreciation and amortization                                 271,727          121,700
            (Gain)/Loss on retirement of equipment                           --              4,312
     Change in current operating items:
            Checks held, not yet presented for payment                       --         (1,851,365)
            Accounts receivable                                            27,175          (78,758)
            Inventories                                                   117,332          (82,225)
            Prepaid expenses and other                                     16,423          (73,056)
            Accounts payable                                              111,574          146,616
            Accrued liabilities and deferred revenue                     (219,714)        (272,736)
                                                                     ------------     ------------

                    Cash used for operating activities                   (611,656)      (3,036,637)
                                                                     ------------     ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (237,978)        (645,618)
     Sale of short-term investments                                       250,000             --
                                                                     ------------     ------------

                    Cash used for investing activities                     12,022         (645,618)
                                                                     ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                          --             77,048
     Payments on notes payable and long-term debt                         (23,756)         (24,521)
     Sale of common stock                                                  20,783          300,588
                                                                     ------------     ------------

                Cash provided by financing activities                      (2,973)         353,115
                                                                     ------------     ------------

Net decrease in cash and cash equivalents                                (602,607)      (3,329,140)

Cash and cash equivalents, beginning of period                            724,260        4,822,785
                                                                     ------------     ------------

Cash and cash equivalents, end of period                             $    121,653     $  1,493,645
                                                                     ============     ============

    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company", without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations for the six months ended December 31, 1997 and 1996, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1997, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 26, 1997.

1.   Basis of Presentation:

Principles of consolidation - The consolidated financial statements include the accounts of U-Ship, Inc. and its wholly owned subsidiaries. All inter-Company balances and transactions have been eliminated in the consolidation.

2. Basic and Diluted Net Loss Per Share:

In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share" which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities using the treasury stock method. No options or other dilutive securities were included in diluted earnings per share as they would be antidilutive. Total options and warrants outstanding for the periods ended December 31, 1997 and 1996 were 1,509,446 and 1,237,446, respectively.

3.   Inventories:

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                                 December 31,      June 30,
                                                    1997             1997
                                                    ----             ----

         Raw materials and work components       $ 618,585        $ 718,217
         Finished goods                             18,000           35,700
                                                 ---------        ---------

                                                 $ 636,585        $ 753,917
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

Historically, ASCs were placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-sixth of its ASCs through such arrangements. During 1996 and 1997, however, the Company's deployment strategy has been to emphasize the placement of Company-owned and operated ASCs in retail locations. The lessor has certain recourse to the Company in case of customer default or return of the automated shipping center, primarily to re-market the automated shipping center on a best effort basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

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

GENERAL

         U-Ship, Inc. (the "Company" or "U-Ship") manufactures, markets and operates self-service, automated shipping systems for use by consumers and small business shippers who ship packages and priority letters through major carriers in the air express and package delivery market. In November 1994, the Company began deployment of its network of electronic, customer-operated, self-service shipping centers. The Company's Automated Shipping Center ("ASC"), which is being placed in retail locations in the United States and Canada, provides a feeder system to United Parcel Service of America, Inc. ("UPS"), currently the only carrier with which the Company has a contract for the shipment of packages through Company or customer-operated ASCs. The Company can provide similar services to other carriers in the multi-billion dollar air express and package shipping market. As of December 31, 1997, the Company had 319 ASCs in operation in 41 states, 243 of which are owned and operated by the Company, and 76 of which have been sold and are operated by customers. ASCs are generally placed in retail locations such as office services/copy centers such as Kinko's and OfficeMax and in retail locations such as grocery and general merchandise stores. As of December 31, 1997, there were eleven ASCs leased or sold to third parties with recourse to the Company. The Company's manufacturing operations of ASCs consists of assembling components purchased from third parties and installation of the Company proprietary software. The Company derives revenue primarily from package shipping transactions and, to a lesser extent, from the sale of ASCs. The Company holds eight patents related to hardware and software utilized in its ASCs and is not aware of other comparable self-service, automated shipping systems currently marketed or available to consumers and small business package shippers. The Company believes that its ASC technology is among the most advanced self-service, automated, air express and package shipping system available for consumers and small businesses.

         HISTORICAL BUSINESS STRATEGY. The Company's strategy is to make shipping services available to consumers through the installation of its ASC systems in major office supply and instant printing outlets, business centers and office parks. Historically, ASCs were placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-sixth of its ASCs through such arrangements. During 1996 and 1997, however, the Company's deployment strategy has been to emphasize the placement of Company-owned and operated ASCs in retail locations. The Company is, however, currently reevaluating these deployment methods in light of lower than anticipated package shipping volumes and lack of anticipated revenue per site. In light of lower than anticipated revenues from ASC shipping transactions, the Company has, since June 30, 1997, reduced the number of additional ASC placements. The Company is exploring to increase usage of ASCs currently in place, and to focus on the creation of strategic relationships with carriers. Methods and strategies to increase ASC usage include consumer incentives (e.g., coupons), point of sale advertising, in-store customer awareness programs and changes in its price structure so as to become more competitive in the air express and package shipping market. The Company's cost of placing an ASC in a customer's site is approximately $6,000 per unit. The source of funds for these placements has been capital raised by the Company through equity offerings. Currently, ASCs manufactured for placement by the Company are from existing inventories of finished ASCs and components. There can be no assurance, however, that these or other efforts currently being considered by the Company will serve to increase the volume of ASC transactions or market acceptance of the Company's ASCs. In addition to retail placements, the Company has been seeking to market its ASC technology to private carriers. The Company believes that air express and package shipping carriers may, in the future, utilize some form of self-service technology to increase accessibility to their services in the market, although there can be no assurance that carriers will decide to use the Company's technology.

         The Company served customers in 19,668 transactions during the three month period ended December 31, 1997 through its various retail locations which include OfficeMax stores and Kinko's Copy Centers. The Company enters into agreements with retailers to provide service and maintenance support related to the operation of the ASC at retail locations. The services provided by the Company under these agreements include data processing of credit card transactions, reconciliation and payment of weekly UPS bills for service contracted by the Company, customer service support related to package tracking and damage and loss claims for consumers who have used the system. These agreements also provide for maintenance of the hardware and licensing of the software related to the operation of the ASC. The Company generates revenue from package shipping transactions and compensates retailers based upon the number and types of shipping transactions processed. Each location in the Company's network of ASCs is centrally controlled and serviced through an electronic connection to the Company's computer network system located at its headquarters. The Company accepts cash and major credit cards for payment of package shipping charges. The Company also issues U-Ship private labeled "Preferred Business Shipper" credit cards to small businesses for which it bills and collects monthly. The Company also derives revenue, to a lesser extent, from the sale of shipping supplies such as boxes, packing material and tape to retailers for consumer sales.

         In September 1996, the Company entered into an Installation and Marketing Agreement (the "Kinko's Agreement") with Kinko's, Inc. ("Kinko's"). The Kinko's Agreement provides that Kinko's will use its best efforts to provide the Company the opportunity to install up to 250 ASCs in Kinko's Copy Centers by December 1997. Under the terms of the Kinko's Agreement, each ASC shall remain in service for 36 months following the date of its installation, subject to certain contingencies. Also, the Kinko's Agreement provides that the Company will retain ownership of the ASCs installed at Kinko's sites, and package shipping revenue generated at each site will be shared between the Company and Kinko's. As of December 31, 1997, the Company had installed 88 ASCs in Kinko's Copy Center locations. The Company is currently conducting discussions with Kinko's concerning the placement of additional ASCs in Kinko's locations under existing contracts and methods of promoting the increased usage of ASCs in Kinko's stores. In October 1996, the Company entered into a 36-month Installation and Marketing Agreement (the "OfficeMax" Agreement") with OfficeMax, Inc. ("OfficeMax"). The terms of the OfficeMax Agreement, as amended, allow the Company to install 140 ASCs into various CopyMax locations by the end of December 1997. Under the terms of the OfficeMax Agreement, each ASC shall remain in service for 36 months following the date of its installation. As of September 30, 1997, the Company had installed 113 ASCs in various CopyMax stores. The Company intends to continue working with these customers to increase usage of these ASCs in Kinko's and CopyMax stores.

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

         CURRENT BUSINESS STRATEGY. In a press release on December 11, 1997, the Company announced a major strategy shift and expense reduction plan aimed to improve shareholder value. The Company has ceased deployment of Company owned ASCs. Unless the Company can secure a partnership with a major express package carrier, which it is aggressively seeking, it does not have the financial resources to continue to place Company owned ASCs in the marketplace.

         The Company is also examining alternative strategies for leveraging its existing shipping technologies, patents and information management solutions. In addition, the Company is seeking to identify opportunities for an acquisition or merger. The Company's current operational strategy is to continue to services existing ASCs in accordance with its contractual obligations, and will contemplate the sale or re-deploy its existing ASC and related technology at the expiration of existing contracts. The Company is taking steps to reduce its general expenses through the reduction of personnel and other general operating expenses.

RESULTS OF OPERATIONS

         Package shipping revenue for the three months ended December 31, 1997, increased $64,094 or 34% to $255,290, from $191,196 for the same period in 1996. Net sales for the three months ended December 31, 1997, increased $33,392 or 13% to $289,201 from $255,809 for the same period in 1996. The increase in package shipping revenue is the result of the higher number of ASC locations. New ASC units take a number of months to reach their expected on-going volume. As a result, the increase in package volume does not reflect the expected full impact of the increase in number of ASC locations from 196 active units as of December 31, 1996 to 319 active units at the end of December 31, 1997. The Company's expectations of package volume at new ASC locations have not been met to date. The company has installed Company-owned ASCs in anticipation of seasoned units (in operation 12 months or longer) generating package volume of 100 or more per month. As of December 1997, the Company had 108 seasoned ASCs in service which, as of December 1997, had average monthly shipping volumes of 29 packages per unit. There can be no assurance that the Company will be successful in increasing package-shipping volumes substantially at its existing ASC locations.

         Package shipping revenue for the six month period ended December 31, 1997, increased $96,836 or 30% to $418,396 from $321,560 for the same period in 1996. Net sales for the six month period ended December 31, 1997, increased $100,019 or 22% to $552,614 from $452,595 for the same period in 1996. These increases are due primarily to the Company's increasing number of locations and building recurring revenue through increased package shipping revenue.

         Gross margins decreased by $17,478 or 34% to $33,788 for the three month period ended December 31, 1997, from $51,266 for the same period in 1996. For the six month period ended December 31, 1997, gross margins increased by $39,265 or 51% to $116,792 from $77,527 for the corresponding six month period from the prior year. Gross margins as a percent of sales have decreased from 32% in the first quarter of 1997 to 12% in the second quarter. The decrease in margin is attributed to an increasing fixed cost related to UPS pickup fees that were not offset by an increase in shipping volume at the new sites installed. The Company anticipates that new installations at Kinko's and CopyMax stores take a minimum of 12 months to ramp up to expected volumes. Historically, new CopyMax and Kinko's sites have not performed to these expectations. Provided per site volumes increase, the Company expects gross margins to increase as fixed costs related to UPS pickup fees are covered through an increase in package shipping volume.

         General and administrative expenses for the three months ended December 31, 1997, decreased $16,704 or 5% to $400,918 from $424,214. Personnel expenses decreased by $70,083, offset partially by an increase of $60,256 for ASC depreciation expense. For the six month period ended December 31, 1997 general and administrative expenses increased $200,114 or 29% to $888,502 from $688,388 for the same period in 1996. Personnel expenses decreased by $25,971, partially offset by and increase ASC depreciation expense of $150,026, and an increase in consulting expense of $57,859. General and administrative expenses associated with being a publicly held company accounted for the remaining increase.

         Marketing and sales expenses for the three months ended December 31, 1997 decreased $80,522 or 73% to $30,106 from $110,628. Personnel expenses represented $77,039 of the decrease reflecting the decrease in marketing and sales activities related to the placement of ASC units. Marketing and sales expenses for the six months ended December 31, 1997 decreased $195,631 or 74% to $67,467 from $263,098 for the same period in the prior year. Personnel expenses represented $109,156 of the decrease between the two periods.

         Research and development expenses for the three months ended December 31, 1997, decreased $35,856 or 49% to $37,733 from $73,589 for the corresponding period in the prior fiscal period. For the six month period ended December 31, 1997, research and development expenses decreased by $39,278 or 28% to $98,721 compared to $137,999 for the corresponding period in the prior fiscal period. The reduction in research and development expenses is primarily related to the Company's plan to reduce general and administrative expense through a reduction in staff. The Company expects these costs to stay relatively stable for the balance of the fiscal year.

         Interest income decreased to $8,262 for the three months ended December 31, 1997 as the Company's short-term investments have been used to fund losses. Interest expense increased from $3,097 for the three month period ended December 31, 1995 to $5,854 for the same period in 1997, attributed to an increase in long term lease financing. For the six month period ended December 31, 1997, interest income decreased by $51,765 to $14,904 as the Company's short term investments have been used to fund losses. For the six month period ended December 31, 1997, interest expense increased by $7,343 to $13,179, attributed to an increase in long term lease financing.

         Net loss for the three months ended December 31, 1997, decreased $106,482 to $432,561 from $539,043 for the same period in the prior fiscal year. Net loss for the six months ended December 31, 1997 decreased $14,952 to $936,173 from $951,125 for the comparable period in the prior year. The Company expects to incur additional losses until it has a critical mass of ASCs generating sufficient volume to offset its investment and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a public offering in May 1996, which raised approximately $5.1 million. During the first quarter of the current fiscal year, the Company received an additional $0.3 million as a result of the exercise by the underwriter of its over allotment option. The Company used approximately $1.9 million of the proceeds to repay bridge notes and bank debt, leaving net proceeds of approximately $3.5 million to finance growth and working capital.

         The Company's loss for the six-month period ended December 31, 1997 was $936,173. As noted above, the Company expects revenue levels to continue increasing as its existing network of ASCs mature. However, the Company expects to incur losses for the foreseeable future as its present installation base of 319 ASCs do not generate sufficient income to support its present level of general and administrative expense.

         During September 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. In October 1996, the Company entered into a similar agreement to install 73 ASCs in OfficeMax locations by the end of January 1997. The total cost of installing these units will be approximately $1.6 million. Through December 31, 1997, the Company has installed 190 units at an approximate cost of $837,500. To date, the Company has utilized funds generated from its May 1997 public offering to fund the contract obligation to install these units. The Company has ceased the installations of Company-owned ASCs as of December 1997, the expiration of the Kinko's and CopyMax contracts.

         Inventory levels decreased by approximately $117,300 as of December 31, 1997, compared to June 30, 1997, reflecting the overall decrease in purchases made to fulfill the Kinko's and OfficeMax agreements. Accounts receivable decreased by approximately $27,200 from June 30, 1997 to December 31, 1997 due to concentrated collection efforts. Accounts payable increased by approximately $111,574 over the same period due to an increase in trade debt to UPS due to higher shipping volumes. Accrued liabilities and deferred revenue decreased due to reductions in the Company's liability associated with the possible exercise of return rights of ASCs.

         Based on current commitments and on-going working capital needs, the Company believes that it will require additional debt or equity funds within the next 120 days to continue to fund its on-going operations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it.

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

LIMITED OPERATING HISTORY; LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY. The Company entered its current business in 1992 and has a limited operating history. The Company's proposed operations are subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss for the foreseeable future. For the fiscal year ended June 30, 1997, the Company incurred a net loss of $2,527,918. June 30, 1997, the Company had an accumulated deficit of $7,871,213 and had working capital of $1,225,000. For the six months ended December 31, 1997 the Company incurred a net loss of $936,173 and had working capital of $329,105. Because of continuing operating losses, the Company's working capital has decreased since that date and it is estimated there will be a working capital deficit at March 31, 1998. The Company will continue to incur these losses until ASCs in service generate sufficient revenues to offset operating costs. As of December 31, 1997, 319 ASCs were in operation in 41 states. In fiscal years 1996 and 1997, 156 and 300 ASCs were placed in service by the Company, respectively.

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

SIGNIFICANT G&A, MARKETING AND SALES EXPENSES. During the six month period ending December 31, 1997, the Company's general and administrative expenses were $888,502, or approximately 161% of net sales.

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

MARKET ACCEPTANCE OF PRODUCTS. A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of ASCs at retail and other business locations. This is an undeveloped market and there can be no assurance that such demand or market acceptance will develop. To date, the Company has had only limited success in creating a demand for automated shipping services. The number of shipping transactions which currently utilize the Company's ASCs are lower than expected. While the Company is undertaking efforts to address these problems and to create a demand for the Company's ASCs, the marketing and other costs of doing so may be beyond the Company's funding capabilities. These efforts include joint promotional programs with Kinko's, OfficeMax and other Company sponsored programs. Such programs consist of in store point-of-sale signs, holiday promotional signs and discount coupons. A failure on the part of the Company to address these and other issues and to create a market demand for its products could result in the reduction or cessation of the Company's business.

         The Company has placed ASCs in locations in 41 states from Alaska to New York. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of carriers, and carriers affiliated with direct air carriers, including UPS, Federal Express Corporation ("Federal Express), DHL Worldwide Services ("DHL") and Airborne Express ("Airborne"). These established carriers, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASCs in preference to the shipping services offered by its competitors or potential competitors. The failure to achieve market acceptance would have a material adverse effect on the Company's business. In addition, there can be no assurance that the Company will have the resources or the capacity to meet the demand, if any, for its product.

         In March 1996, the Company entered into a Master Agreement for Automated Shipping Center Software License and Related Software-Based Services with UPS Canada (the "Canada Agreement"), pursuant to which the Company licenses its proprietary software to UPS Canada for use with the Company's ASCs which will be placed in up to ten retail counter applications in three cities in Canada. Under the Canada Agreement, the Company will be paid a fee by UPS Canada upon placement of the respective ASC at each Canadian location, together with a per-package fee on each package shipped using the Company's ASC. The term of the Canada Agreement is three years. The ASCs subject to this agreement will be maintained under a separate maintenance agreement. As of December 31, 1997, the Company has deployed six of the ten Canadian ASCs. Beginning December 1997, the Company anticipates to begin receiving its per package fees from UPS Canada. While the multi-lingual capabilities of the ASC offers advantages in the international marketplace, the Company's initial focus will remain on the United States and Canadian markets and, for the foreseeable future, it will pursue other markets only on an opportunistic basis, primarily through economic partnership relationships. There can be no assurance that the Company's efforts to expand the use of its ASCs internationally will be successful.

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

SUBSTANTIAL INVESTMENT IN EQUIPMENT. As a part of its business strategy, the Company seeks to sell ASCs to locations that it believes have the potential to generate high package volume and with businesses that it believes have multiple strategic locations, such as business centers and other service provider chains. Although the Company has previously been able to sell ASCs with financing from third party lessors, no assurance can be given that such financing will be available in the future.

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

         The Company is currently focusing its product development efforts on ASCs designed specifically for certain carriers. These systems are being developed to assist in nurturing strategic relationships with domestic and international carriers. These products have not yet been scheduled for release and remain subject to further development and market research. The Company is also developing software that will allow the ASC to perform additional retail functions to enhance the revenue per site. These software developments will allow the Company to sell advertising services on the ASC to major manufactures and services companies who wish to promote their products and services through the use of the Company's technology. The Company spent $247,053 on research and development in fiscal year 1996 and $237,892 in fiscal year 1997. As of December 31, 1997, there were three employees engaged in research and development activities.

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

DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part upon the continued service of its key technical and management personnel, as well as on its ability to continue to attract independent contractors. The Company is also dependent on its ability to identify, hire, train and motivate qualified personnel necessary to enable it to continue ongoing product development and to market its products and services. The Company has a $1,000,000 key person life insurance policy on Bruce Senske. Substantially all of the Company's employees are subject to confidentiality agreements. The Company has no collective bargaining or employment agreements with any of its employees. There are currently three employees working in technical positions, two in marketing positions and four in management positions. The departure of key employees could have a material adverse effect on the Company's business. No assurance can be given that the Company's current employees will continue to provide services to the Company, or that the Company will be able to obtain the services of additional personnel necessary for the Company's operations.

IMPACT OF SALE OF SECURITIES; SECURITIES ELIGIBLE FOR FUTURE SALE; POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. There were approximately 4,979,717 shares of Common Stock outstanding as of December 31, 1997. In addition, there were warrants and options outstanding as of such date to purchase 1,435,696 additional shares of Common Stock which are exercisable at prices ranging from $1.25 to $5.20 per share. The Company has filed a registration statement covering a secondary offering of 1,538,474 shares of Common Stock. The sale of such shares offered pursuant to such offering, and the sale of additional shares of Common Stock which may become eligible for sale in the public market from time to time upon the exercise of warrants and options could have the effect of depressing the market prices for the Common Stock.

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

         The Company's Common Stock is currently listed on the NASDAQ SmallCap Market. On August 22, 1997, the SEC approved a number of proposed changes to the NASDAQ listing requirements to be effective February 22, 1998. Common and preferred stock must have a minimum bid price of $1. All companies listed on the NASDAQ SmallCap Market must meet specific corporate governance requirements, distribute an annual and interim reports, have a minimum of two independent directors, have an annual shareholder meeting, meet the quorum requirement, make a solicitation of proxies, review conflicts of interest, have shareholder approval for certain corporate actions and have voting rights. A company listed on the NASDAQ SmallCap Market must also have either net tangible assets of over $2 million, a market capitalization of $35 million or net income of $500,000, a public float of 500,000 shares, and the market value of such public float must be over $4 million. The Company must have a minimum of 300 shareholders. There must be at least two market makers. The Company must also have in place corporate governance. Since October 28, 1997, the Company's common stock has had a closing bid price below $1. As of December 31, 1997, the Company's net tangible assets are below $2 million. The Company has received notification from NASDAQ of it non-compliance to the listing requirements and will need to correct its non-compliance or file plan acceptable to NASDAQ for moving back into compliance with regard to the net bid price and net tangible assets requirements by March 22, 1998. Failure on the Company's part to be in compliance or to file a plan acceptable to NASDAQ for moving back into compliance the Company will be in danger of losing its NASDAQ SmallCap listing. Should the Common Stock be suspended from trading privileges on such market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the respective requirements prior to continued listing. However, should the Common Stock be terminated from trading privileges on the NASDAQ SmallCap Market, the Company, prior to re-inclusion, must comply with the applicable requirements for initial inclusion on the NASDAQ SmallCap Market which are more stringent than the requirements for continued listing. There can be no assurance that the Common Stock will continue to be listed on the NASDAQ SmallCap Market.

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

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

         a.    Exhibits

         b.   Current Reports on Form 8-K
              On December 12, 1997, the registrant filed a Current Report on Form 8-K (file No. 0-28452), relating to the Company's major strategy shifts and expense reductions.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in they City of Minneapolis, State of Minnesota on February 13, 1998.

                                         U-SHIP, INC.



                                         By: /s/ Bruce H. Senske
                                             -------------------
                                         Bruce H. Senske
                                         President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

Exhibit 27                          Financial Data Schedule