Form 10QSB
period 1998-03-31
U SHIP INC
filed 1998-05-15
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

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


                     5583 West 78th Street, Edina, MN 55439
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (612) 941-4080


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]       NO [ ]

As of March 31, 1998 the issuer had outstanding 4,979,717 shares of common stock, $.004 par value.

                                  U-SHIP, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                           Page
                                                                           ----
PART 1.  FINANCIAL INFORMATION...............................................3

ITEM 1.
         a)    Condensed Consolidated Financial Statements...................3

         b)    Condensed Consolidated Balance Sheets -
               March 31, 1998 and June 30, 1997..............................3

         c)    Condensed Consolidated Statements of
               Operations - Three and Nine months ended
               March 31, 1998 and 1997.......................................4

         d)    Condensed Consolidated Statements of
               Cash Flows - Nine months ended
               March 31, 1998 and 1997.......................................5

         e)    Notes to Condensed Consolidated Financial
               Statements....................................................6


ITEM 2.
         a)    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................8


PART II. OTHER INFORMATION...................................................20


ITEM 6.        Exhibits .....................................................21

         27    Financial Data Schedule

               SIGNATURES....................................................22

PART. I. - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          U-SHIP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of

                                                                        March 31,         June 30,
                                                                          1998              1997
                                                                      ------------      ------------
                            ASSETS                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                           $     35,408      $    724,260
  Short-term investments                                                        --      $    250,000
  Accounts receivable                                                       74,913           138,683
  Prepaid expenses                                                           6,315            32,723
  Inventories                                                              627,737           753,917
                                                                      ------------      ------------

             Total current assets                                          744,373         1,899,583
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT:
  Shipping centers                                                       1,517,185         1,290,952
  Furniture, fixtures and equipment                                        514,831           558,233
  Less-Accumulated depreciation                                           (850,781)         (496,500)
                                                                      ------------      ------------

             Total property and equipment,net                            1,181,235         1,352,685
                                                                      ------------      ------------

Other assets, net                                                          181,878           186,871
                                                                      ------------      ------------


                                                                      $  2,107,486      $  3,439,139
                                                                      ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and notes payable              $     59,915      $     72,925
  Deferred Revenue                                                          29,171            53,289
  Accounts payable                                                         281,308           157,041
  Accrued liabilities                                                      226,196           391,265
                                                                      ------------      ------------

                          Total current liabilities                        596,590           674,520
                                                                      ------------      ------------

Long-term debt, net of current maturities                                   86,205           104,386
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    none issued and outstanding                                                 --                --
  Common stock, $.004 par value; 75,000,000 shares authorized;
    4,979,717 and 4,967,669 issued and outstanding                          19,919            19,871
  Additional paid-in capital                                            10,512,810        10,492,075
  Warrants                                                                  19,500            19,500
  Accumulated deficit                                                   (9,127,538)       (7,871,213)
                                                                      ------------      ------------

                          Shareholders' equity                           1,424,691         2,660,233
                                                                      ------------      ------------

                                                                      $  2,107,486      $  3,439,139
                                                                      ============      ============

    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                               THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                               ----------------------------      ----------------------------
                                   1998             1997             1998             1997
                               -----------      -----------      -----------      -----------
Revenue
  Package shipping revenue     $   178,859      $   170,455      $   597,255      $   492,015
  Machine sales revenue             30,021           22,996          111,865          135,628
  Other revenue                      3,839            3,813           56,214           22,216
                               -----------      -----------      -----------      -----------
      Net sales                    212,719          197,264          765,334          649,859

Cost of goods sold                (181,391)        (170,372)        (617,213)        (545,440)
                               -----------      -----------      -----------      -----------

Gross profit                        31,328           26,892          148,121          104,419

General and administrative         316,434          607,254        1,205,642        1,295,642
Marketing and sales                  8,638          166,059           76,105          429,157
Research and development            22,037            7,438          120,759          145,437
                               -----------      -----------      -----------      -----------
Loss from operations              (315,781)        (753,859)      (1,254,385)      (1,765,817)

Interest income                       (775)         (13,046)         (15,679)         (79,715)
Interest expense                     5,146            6,171           17,619           12,007
                               -----------      -----------      -----------      -----------

Net loss                       $  (320,152)     $  (746,984)     $(1,256,325)     $(1,698,109)
                               ===========      ===========      ===========      ===========

Basic & diluted
  net loss per share           $     (0.06)     $     (0.19)     $     (0.25)     $     (0.42)
                               -----------      -----------      -----------      -----------

Basic & diluted weighted
  average number of common
  shares outstanding             4,979,718        4,017,906        4,976,732        4,016,281
                               ===========      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                       Nine Months Ended March 31,
                                                                      ----------------------------
                                                                         1998              1997
                                                                      -----------      -----------
OPERATING ACTIVITIES:
     Net Loss                                                         $(1,256,325)     $(1,698,109)
     Adjustments to reconcile net loss to net cash flows used for operating activities-
            Depreciation and amortization                                 400,015          198,152
            (Gain)/Loss on retirement of equipment                          1,986            4,312
     Change in current operating items:
            Checks held, not yet presented for payment                         --       (1,851,365)
            Accounts receivable                                            63,770          (77,954)
            Inventories                                                   126,180          (92,599)
            Prepaid expenses and other                                     26,408          (49,695)
            Accounts payable                                              124,267          261,325
            Accrued liabilities and deferred revenue                     (189,187)        (419,269)
                                                                      -----------      -----------

                    Cash used for operating activities                   (702,886)      (3,725,202)
                                                                      -----------      -----------

INVESTING ACTIVITIES:
     Sale of equipment                                                     20,621               --
     Purchases of property and equipment                                 (246,179)      (1,132,235)
     Sale of short-term investments                                       250,000               --
                                                                      -----------      -----------

                    Cash used for investing activities                     24,442       (1,132,235)
                                                                      -----------      -----------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                            --          151,294
     Payments on notes payable and long-term debt                         (31,191)         (45,759)
     Sale of common stock                                                  20,783          300,588
                                                                      -----------      -----------

                Cash provided by financing activities                     (10,408)         406,123
                                                                      -----------      -----------

Net decrease in cash and cash equivalents                                (688,852)      (4,451,314)

Cash and cash equivalents, beginning of period                            724,260        4,822,785
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $    35,408      $   371,471
                                                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company", without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations for the nine months ended March 31, 1998 and 1997, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1997, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 26, 1997.

1.    Basis of Presentation:
Principles of consolidation - The consolidated financial statements include the accounts of U-Ship, Inc. and its wholly owned subsidiaries. All inter-Company balances and transactions have been eliminated in the consolidation.

2.    Basic and Diluted Net Loss Per Share:
In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share" which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities using the treasury stock method. No options or other dilutive securities were included in diluted earnings per share as they would be antidilutive. Total options and warrants outstanding for the periods ended March 31, 1998 and 1997 were 1,856,946 and 1,180,946, respectively.

3.    Inventories:
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                            March 31,      June 30,
                                               1998          1997
                                            ---------     ---------
      Raw materials and work components     $ 609,737     $ 718,217
      Finished goods                           18,000        35,700
                                            ---------     ---------
                                            $ 627,737     $ 753,917
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

Historically, ASCs placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-sixth of its ASCs through such arrangements. During 1996 and 1997, however, the Company's deployment strategy has been to emphasize the placement of Company-owned and operated ASCs in retail locations. The lessor has certain recourse to the Company in case of customer default or return of the automated shipping center, primarily to re-market the automated shipping center on a best effort basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

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

7.    Subsequent Events
On May 4, 1998, the Company sold 750,003 Units (each Unit consisting of 2 shares of the Company's Series A Cumulative Convertible Preferred Stock and a Warrant to purchase 1 share of common stock) to various individual accredited investors (the "Additional Investors") at a purchase price of $1.20 per Unit, for a total consideration to the Company of $900,003.60. Each share of the Series A Cumulative Convertible Preferred Stock is convertible into the Company's $.004 par value common stock, has the same voting rights as the common stock, and is entitled to a 5% cumulative dividend. Each warrant may be exercised to purchase one share of common stock at a price of $1.75 per share, at any time before May 1, 2001. The Additional Investors were granted demand and "piggy-back" registration rights in connection with their purchase of the Units. In addition, pursuant to a private placement memorandum dated April 20, 1998, the Company is offering to accredited investors up to 1,245,000 Units at a purchase price of $1.20 per Unit. These Units are identical to the Units purchased by the Additional Investors and also entitle the purchaser to demand and "piggy-back" registration rights. These Units are being offered through R.J. Steichen & Co. (the "Agent") on a "best efforts all or none" basis. The Agent has received subscriptions for all 1,245,000 Units, plus a portion of the over allotment of 250,000 additional Units, and the funds have been placed in escrow pending resolution of certain concerns raised by Nasdaq in relation to the Company's continued listing on the Nasdaq SmallCap Market. See "Financing Subsequent to March 31, 1998."

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                          U-SHIP, INC. AND SUBSIDIARIES

         THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE," "GOAL," "CONTINUE," OR OTHER COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES RELATING TO THE COMPANY'S FUTURE PERFORMANCE. ACTUAL RESULTS OR EVENTS MAY MATERIALLY DIFFER FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. IN EVALUATING SUCH STATEMENTS, SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS AND ARE SPECIFICALLY DIRECTED TO REVIEW THE VARIOUS FACTORS IDENTIFIED UNDER THE CAPTION "CAUTIONARY FACTORS" WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. IT IS SUGGESTED THAT THIS DISCUSSION BE READ IN CONJUNCTION WITH THE COMPANY'S REPORT ON FORM 10-KSB, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 26, 1997.

GENERAL
         For approximately five years the business of U-Ship, Inc. (the "Company" or "U-Ship") has been the manufacture, marketing and operation of self-service, automated shipping systems for use by consumers and small business shippers who ship packages and priority letters through major carriers in the air express and package delivery market. In 1996, the Company began deployment of Company-owned network of electronic, customer-operated, self-service shipping centers ("ASC"). ASCs have generally been placed in office services/copy centers including Kinko's and OfficeMax, and in other retail locations such as grocery and general merchandise stores. As of March 31, 1998, the Company had 315 ASCs installed in 41 states and Canada. The Company currently derives revenue primarily from package shipping transactions and, to a lesser extent, from the sale of ASCs. The Company holds eight patents related to hardware and software utilized in its ASCs and is not aware of any other comparable self-service, automated shipping systems currently marketed or available to consumers and small business package shippers. The Company believes that its ASC technology is among the most advanced self-service automated air express and package shipping system available for consumers and small businesses.

         The Company enters into agreements with retailers to provide service and maintenance support related to the operation of the ASCs at retail locations. The services provided by the Company under these agreements include data processing of credit card transactions, reconciliation and payment of weekly UPS bills for service contracted by the Company, customer service support related to package tracking and damage and loss claims for consumers who have used the system. These agreements also provide for maintenance of the hardware and licensing of the software related to operating ASCs. The Company generates revenue from package shipping transactions and compensates retailers based upon the number of shipping transactions processed. Each location in the Company's network of ASCs is centrally controlled and serviced through an electronic connection to the Company's computer network system located at its headquarters. The Company accepts cash and major credit cards for payment of package shipping charges. The Company also issues U-Ship private labeled "Preferred Business Shipper" credit cards to small businesses for which it bills and collects monthly.

         HISTORICAL BUSINESS STRATEGY. The Company's strategy has been to make shipping services available to consumers through the installation of its ASC systems in major office supply and instant printing outlets, business centers and office parks. Historically, ASCs placed in service by the Company were leased by retailers from third party leasing companies or were Company-owned. Beginning in 1996, the Company's deployment strategy emphasized the placement of Company-owned and operated ASCs in retail locations. In the fourth quarter of 1997, the Company re-evaluated these deployment methods in light of lower than anticipated package shipping volumes, and reduced its number of new Company-owned ASC placements. In response to these lower shipping volumes, the Company has also been seeking to market its ASC technology to private carriers in addition to its previous strategy of retail placements. The Company believes that air express and package shipping carriers may, in the future, utilize some form of self-service technology to increase accessibility to their services, although there can be no assurance that any major carriers will decide to employ the Company's technology.

         The Company believes its efforts to increase the volume of ASC transactions and market acceptance of ASCs have been unsuccessful primarily because no significant concerted marketing effort has been implemented by the Company or retail users of its ASCs. Based on this, the Company has recently revised its business strategy in an attempt to increase revenue and leverage its technology.

         REVISED BUSINESS STRATEGY. The Company has completed the development of its technology and began testing and evaluating the technology in the field. The Company has tested several different market segments through installing and operating its ASCs in mass merchandisers, grocery, copy service, and carrier locations. The data and performance measures gathered from these in-field operations provided optimal location factors, and various ownership and/or leasing operating strategies. The ASC technology was proven to be functionally successful for consumer use; however, this evaluation phase has indicated Company ownership of ASCs may not a viable strategy for expansion of the concept because it is capital intensive and full implementation would require significant capital which exceeds the Company's resources.

         The Company believes the concept needs further and broader market testing in segments that have shown to provide sufficient package volume for positive contribution to operations. In addition to focusing on proper placement of ASCs, the Company plans to test various marketing efforts to generate both consumer awareness for, and consumer trial of the ACS system. Company management will evaluate such tests to determine how best to exploit the ASC technology.

         The Company intends to pursue certain strategies in an attempt to increase consumer awareness and acceptance of its ASCs. These strategies include:

         ASC PLACEMENT STRATEGY. The Company has discontinued deploying additional new Company-owned ASCs in retail locations. The Company will continue to service existing deployed ASCs pursuant to its contractual obligations as long as its resources permit, or as long as is financially viable to do so, and will evaluate existing locations to determine criteria for new targeted customers. In addition, the Company intends to reposition approximately 200 ASCs to new locations it believes may provide increased package revenue.

         MARKET TESTING. The Company plans to test various marketing efforts to prove the financial viability of the ASC concept. The Company intends to relocate some of the existing ASCs as part of its consumer marketing plans. Marketing test efforts will be aimed at generating increased revenues by increasing consumer awareness of the ASC product, motivating consumers and small businesses to try it and, based on that trial, to try it again. This should enable the Company to better understand where to optimally locate units and how to increase volume cost effectively. Further, by proving the financial viability of the ASC concept, the Company believes it would have a more compelling investment story to make to third party purchasers of the ASC systems, as well as a more compelling investment/alliance opportunity for the major express package carriers.

         Specifically, testing will include:

         a) Positioning the ASCs as "shipping made easy", and testing this positioning versus several other options such as "fast shipping" similar to the ATM`s positioning of "fast banking."

         b) Aggressively gaining consumer trial against the believed target audience.

         c) Developing and testing a customer loyalty program for continuity of use as well as increased usage from first time users to increase frequency of exposure and use of the ASC concept.

         STRATEGICALLY POSITION U-SHIP as the brand dominant technology in this category so U-Ship becomes the dominant standard for how one ships a package/letter via an automatic machine. This should give the brand more market value and more leverage with carriers, licensees, joint ventures and franchisees, all of which should translate into more efficient use of advertising dollars and improved future profitability for the Company. Further, the Company anticipates that this brand dominance may translate into describing the transaction type to further reinforce the brand's image.

         JOINT VENTURE/FRANCHISE. Although the Company does plan to phase out self-ownership of new ASCs, it will endeavor to sell/license/lease units to third parties through partnerships, joint ventures and/or franchises. The Company believes this may achieve sales revenue while limiting investment risk for the Company. The Company intends to pursue partners and licensees to purchase U-Ship ASCs for location in specific sites/territories, which are independent of the major carriers. The Company believes that successful implementation of this strategy will increase Company sales of the ASCs and increase their market penetration without necessitating additional capital investment in developing the network.

         LEVERAGING TECHNOLOGY. The Company expects to continue to leverage its existing technology, know-how and patent position to create strategic relationships with key major carriers through licensing the technology or selling ASC units/systems. Given the lack of success to date in forming such relationships, it is unknown whether a major carrier relationship will result in the foreseeable future.

         TECHNOLOGICAL CHANGES. The Company plans to exploit technological opportunities and changes that emerge. For example, the Company believes its ASC technology is ideally suited to the recently approved U.S. Postal "E" Stamp, which allows postage to be electronically generated. The Company believes that its ASC could provide customers the ability to more easily and conveniently weigh and label packages and purchase postage to mail parcel packages through the United States Postal Service.

         PURSUE OEM CARRIERS who control the industry and license them to use the Company's technology and/or sell them the Company's ASC machines to efficiently expand their market coverage so they can efficiently service the occasional small business or consumer shipping transaction profitably without increasing prices or incurring substantial overhead charges.

         ACQUISITION STRATEGY. Simultaneous to proving the viability of the ASC concept, the Company will seek to identify and evaluate acquisition or merger opportunities. The Company may acquire or merge with businesses outside, and unrelated to, its current field of business. The Company has not targeted any specific area of business for a potential acquisition. No assurance can be given that the Company will be successful in acquiring, or merging with, any business.

         ADDITIONAL MANAGEMENT AND OTHER PERSONNEL. The Company has identified additional management and other personnel to be hired to implement the strategies discussed herein, and develop additional strategies to expand its business. These identified personnel will be charged with the mission of proving the viability of the ASC technology and determining how to improve shareholder value. The additional management personnel have provided additional capital to the Company through acquiring Units as part of the Additional Investors, as described below.

         There can be no assurance that any of the aforementioned strategies will be implemented, or, if implemented, that any of such strategies will be successful or cost effective.

         CONTINUED EVALUATION OF ASC STRATEGY. The Company's Board is continuing to evaluate the Company's business and strategy, as well as strategic alternatives that may enable the Company to remain viable and to achieve profitable operations. To implement this process and assist the Board, the Board engaged Manchester Financial Group, Inc. ("Manchester") in September 1997 to provide certain advisory and consulting services, including, but not limited to, a strategic review and analysis of the Company's business, market, management, development plans and financing. Manchester's efforts were helpful in assisting the Company to reassess its current business practices. Recently, Manchester's engagement by the Company was revised in favor of an as-needed consulting arrangement by which Manchester agreed to provide ongoing services in an advisory capacity. In addition, in April 1998, the Company's Board appointed two new directors to fill vacancies on the Board and began working with several outside consultants to develop a plan for restructuring, financing and marketing the Company's products and technology. As a part of its restructuring strategy, the Company will be evaluating acquisition or merger opportunities. Such evaluations are at an early stage and no assurance can be given that a suitable acquisition or merger opportunity can be identified or completed

RESULTS OF OPERATIONS
         Package shipping revenue for the three months ended March 31, 1998, increased $8,404 or 5% to $178,859 from $170,455 for the same period in 1997. Net sales for the three months ended March 31, 1998, increased $15,455 or 8% to $212,719 from $197,264 for the same period in 1997. The increase in package shipping revenue is the result of the higher number of ASC locations. New ASC units take a number of months to reach their expected on-going volume. As a result, the increase in package volume does not reflect the expected full impact of the increase in number of ASC locations from 270 active units as of March 31, 1997 to 315 active units at the end of March 31, 1998. The Company's expectations of package volume at new ASC locations have not been met to date. The Company plans to relocate on a gradual basis all or substantially all of its ASCs currently located at CopyMax stores due to lower than anticipated package volume from these machines. There can be no assurance that the Company will be successful in increasing package-shipping volumes substantially at its existing or relocated ASC locations.

         Package shipping revenue for the nine-month period ended March 31, 1998, increased $105,240 or 21% to $597,255 from $492,015 for the same period in 1997. Net sales for the nine-month period ended March 31, 1998, increased $115,475 or 18% to $765,334 from $649,859 for the same period in 1997. These increases are due primarily to the Company's increasing number of locations.

         Gross margins increased by $4,436 or 16% to $31,328 for the three-month period ended March 31, 1998, from $26,892 for the same period in 1997. For the nine-month period ended March 31, 1998, gross margins increased by $43,702 or 42% to $148,121 from $104,419 for the corresponding nine-month period from the prior year. Gross margins as a percent of sales have increased to 15% in the third quarter of 1998 from 12% in the second quarter. The Company anticipates that new installations at Kinko's and CopyMax stores take a minimum of 12 months to ramp up to expected volumes. Historically, new CopyMax and Kinko's sites have not performed to these expectations. Provided per site volumes increase, the Company expects gross margins to increase as fixed costs related to UPS pickup fees are covered through an increase in package shipping volume. However, these expectations may be adversely affected by the Company's plan to gradually relocate its ASCs currently situated at CopyMax locations.

         General and administrative expenses for the three months ended March 31, 1998, decreased $290,820 or 48% to $316,434 from $607,254 for the same period in 1997. The majority of the decrease is attributed to personnel expenses, which decreased by $190,180, and expenses associated with ASC training and installation that decreased by $33,281. For the nine-month period ended March 31, 1998 general and administrative expenses decreased $90,000 or 7% to $1,205,642 from $1,295,642 for the same period in 1997. Personnel expenses decreased by $267,141, partially offset by an increase in ASC depreciation expense of $174,069.

         Marketing and sales expenses for the three months ended March 31, 1998 decreased $157,421 or 95% to $8,638 from $166,059 for the same period in 1997. Personnel expenses represented $82,830 of the decrease and the remainder reflects the decrease in marketing and sales activities related to the placement of ASC units. Marketing and sales expenses for the nine-months ended March 31, 1998 decreased $353,052 or 82% to $76,105 from $429,157 for the same period in the prior year. Personnel expenses represented $203,410 of the decrease between the two periods and the remainder reflects the decrease in marketing and sales activities related to the placement of ASC units.

         Research and development expenses for the three months ended March 31, 1998, increased $14,599 or 196% to $22,037 from $7,438 for the corresponding period in fiscal 1997. The increase in research and development expense results from a one-time reallocation among existing staff. For the nine-month period ended March 31, 1998, research and development expenses decreased by $24,678 or 17% to $120,759 compared to $145,437 for the corresponding period in fiscal 1997. The reduction in research and development expenses is primarily related to the implementation of the Company's plan to reduce general and administrative expense through a reduction in staff. The Company expects these costs to stay relatively stable for the balance of the fiscal year.

         Interest income decreased by $12,271 for the three months ended March 31,1998 as the Company's short-term investments have been used to fund losses. Interest expense decreased from $6,171 for the three month period ended March 31, 1997 to $5,146 for the same period in 1998, attributed to the retirement of a portion of long-term debt. For the nine-month period ended March 31, 1998, interest income decreased by $64,036 to $15,679, from $79,715 for the corresponding period in 1997 as the Company's short term investments have been used to fund losses. For the nine-month period ended March 31, 1998, interest expense increased by $5,612 to $17,619 from $12,007 for the corresponding period in 1997. This increase is attributed to an increase in long term lease financing.

         Net loss for the three months ended March 31, 1998, decreased $426,832 to $320,152 from $746,984 for the same period in the prior fiscal year. Net loss for the nine months ended March 31, 1998 decreased $441,784 to $1,256,325 from $1,698,109 for the comparable period in the prior year. The Company expects to incur additional losses until it has a critical mass of ASCs generating sufficient volume to offset its investment and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
         The Company completed a public offering in May 1996, which raised approximately $5.4 million. The Company used approximately $1.9 million of the proceeds to repay bridge notes and bank debt, leaving net proceeds of approximately $3.5 million to finance growth and working capital.

         The Company's loss for the nine-month period ended March 31, 1998 was $1,256,325. As noted above, the Company expects revenue levels to continue increasing as its existing network of ASCs mature. However, the Company expects to incur losses for the foreseeable future as its present installation base of 315 ASCs do not generate sufficient revenue to support its present level of general and administrative expense and cost of sales.

         During September 1996, the Company entered into an agreement with Kinko's to install up to 250 ASCs in Kinko's Copy Centers by December 1997. In October 1996, the Company entered into a similar agreement to install 73 ASCs in OfficeMax locations by the end of January 1997. Through March 31, 1998, the Company has installed 201 units at an approximate cost of $886,000. To date, the Company has utilized funds generated from its May 1997 public offering and April, 1997 private placement to fund the contract obligation to install these units. The Company has ceased the installations of Company-owned ASCs as of December 1997. As noted above, the Company plans to relocate all or substantially all of its ASCs currently located at CopyMax stores due to lower than anticipated package volume from these machines. These units will be moved to locations which the Company believes will result in higher volumes of package shipments. Although the Company will incur expenses with respect to such relocations, it believes that it will be able to relocate such ASCs at a cost below that of new machine fabrication and installation, and believes it may be able to recoup such costs if increases in package shipment volumes in fact occur.

         Inventory levels decreased by approximately $126,200 as of March 31, 1998, compared to June 30, 1997, reflecting the Company's revised strategy of discontinuing new placements of Company-owned ASCs. Accounts receivable decreased by approximately $63,800 from June 30, 1997 to March 31, 1998 due to concentrated collection efforts. Accounts payable increased by approximately $124,270 over the same period due to an increase in trade debt to UPS due to higher shipping volumes. Accrued liabilities and deferred revenue decreased due to reductions in the Company's liability associated with the possible exercise of return rights of ASCs.

         Based on current commitments and on-going working capital needs, the Company believes that it will require additional debt or equity funds within the next 180 days to continue to fund its on-going operations. There can be no assurance that such financing will be available to the Company on terms satisfactory to it. The Company believes that the net proceeds from the private placement being conducted by the Agent will provide the necessary working capital, although the Company cannot guarantee that such private placement will in fact close.

FINANCING SUBSEQUENT TO MARCH 31, 1998

         In order to finance the implementation of the revised business strategy outlined above, the Company has engaged in various efforts to raise equity capital from private investors. Pursuant to a Confidential Private Placement Memorandum dated April 20, 1998, the Company is currently offering to accredited investors 2,491,000 shares of its $0.004 par value Series A Cumulative Convertible Preferred Stock (the "Preferred Shares"), together with Warrants ("the Warrant") to purchase 1,245,500 shares of common stock. The Preferred Shares and Warrants are being offered and will be sold in units ("Units"), each consisting of two (2) Preferred Shares and one (1) Warrant to purchase one share of common stock at a price of $1.75 per share. The Units are being offered at a purchase price of $1.20 per Unit. The Company has also agreed to reserve an additional 250,000 Units for sale to cover over-allotments. Each of the Preferred Shares is convertible into the Company's $0.004 par value common stock, has the same voting rights as the common stock, and is entitled to a 5% cumulative annual dividend. Subject to their registration under, or exemption from, applicable federal and state securities laws, the Warrants may be exercised to purchase common stock any time before May 1, 2001. Pursuant to their subscription agreements, investors in this offering will receive both demand and "piggy-back" registration rights.

         The Units are being offered by R.J. Steichen & Co. (the "Agent"), a non-exclusive agent of the Company on a "best efforts, all or none" basis. Subscriptions for all 1,245,000 Units have been received by the Agent and the funds therefor placed in escrow. In addition, subscriptions for a portion of the over-allotment of up to 250,000 Units have been received by the Agent and the funds placed in escrow. Due to concerns regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market (see "Cautionary Factors-No Assurance of Continued Quotation on the Nasdaq Stock Market; Penny Stock Rules"), the offering has not closed as of the date hereof, and no assurances can be given as to when, or if, a closing will take place.

         The net proceeds from the sale of the Units offered to investors in the above-described private placement is anticipated to be $1,275,000, not including any sale of the over-allotment amount. These proceeds, together with the net proceeds from the sale of the Additional Investor Units (as described below) in the approximate amount of $900,000, will be used for marketing programs, ASC repositioning costs, partnership development programs, research and development and working capital.

         The above-described private placement offering was made contingent upon the Company's sale of a minimum of 583,333 additional Units to various individual investors. Pursuant to subscription agreements dated between March 15, 1998 and April 10, 1998 various individuals (collectively, the "Additional Investors") conditionally agreed to purchase a minimum of 583,333 Units (the "Additional Investor Units") at a purchase price of $1.20 per Unit. These Additional Investor Units are identical to the Units being offered pursuant to the above-described offering being sold by the Agent. Pursuant to their subscription agreements, the Additional Investors were granted both demand and "piggy-back" registration rights with respect to registration of the sale of the common stock into which the Additional Investor Units may be converted. These registration rights are identical to the registration rights being granted to investors in the Units pursuant to the above-described private placement. The investment by the Additional Investors was made contingent upon, among other things, the simultaneous closing of the private placement by the Agent.

         On May 4, 1998, the Additional Investors waived their contingencies and closed on the purchase of 750,003 Units for a total consideration to the Company of $900,003.60. As a result of these investments, the Company was able to bring current certain of its outstanding obligations, including its debts to its principal carrier, UPS. In addition, the Company believes that it is now in the position to begin limited implementation of certain aspects of its revised business and marketing strategy described above. However, the Company remains in an uncertain financial situation, and believes that it is crucial to the Company's ability to continue as a going concern to sell the Units offered to investors in the private placement being conducted by the Agent. Failure to close on that private placement could seriously jeopardize the Company's ability to implement its revised business strategy and continue operations. The closing of the private placement being conducted by the Agent is contingent upon its sale of the minimum number of Units as set forth in the Memorandum, as well as the Company's common stock remaining listed on the Nasdaq SmallCap Market, of which there can be no assurance.

         The Company's business consultants, Peter C. Lytle, Marshall T. Masko, Timothy G. Becker and Kenneth D. Zigrino, have provided the Company with consulting and business development services in connection with the Company's revised strategic plan and have agreed to provide such services in the future. These individuals have assisted the Company's current management to develop a preliminary strategy to grow the Company's business through re-positioning the Company's product offerings and marketing efforts. They are also expected to assist the Company in pursuing strategic partnerships and acquisitions as opportunities arise. On March 23, 1998, options to purchase 500,000 shares of common stock were issued to these four individuals in connection with the development of the new business strategies described above. The options were issued at the then-current market price of $0.40, and are exercisable for a period of 10 years from the date of grant. Of these, options to purchase 245,250 shares of common stock were issued pursuant to authority previously granted by the shareholders to the Company's Board of Directors under the Company's 1995 Stock Option Plan. In addition, the Company's Board of Directors has authorized an increase of 500,000 shares to the Company's 1995 Stock Option Plan, contingent upon shareholder approval of the increase in the number of options issuable under the plan. The remaining options for 254,750 shares were granted to the consultants subject to shareholder approval of such increase. On May 4, 1998, these consultants purchased a portion of the Additional Investor Units sold by the Company.

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

         LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY. The Company entered its current business in 1992 and has a limited operating history. The Company's business is subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss for the foreseeable future. For the fiscal year ended June 30, 1997, the Company incurred a net loss of $2,527,918. At June 30, 1997, the Company had an accumulated deficit of $7,871,213 and working capital of $1,225,000. For the nine months ended March 31, 1998, the Company incurred a net loss of $1,256,325 and had working capital of $147,783. The Company will continue to incur losses at least until ASCs in service generate sufficient revenues to offset operating costs. The Company requires the net proceeds from the above-described private placement being offered by the Agent, as well as the proceeds already received from the sale of Units to the Additional Investors, to continue operations for the remainder of calendar 1998. As of March 31, 1998, 315 ASCs were in operation in 41 states. In fiscal years 1996 and 1997, the Company had in service 156 and 300 ASCs, respectively. For the years ended June 30, 1996 and 1997, the Company processed 52,463 and 55,470 individual shipping transactions, respectively.

         During the nine-month period ending March 31, 1998, the Company's general and administrative expenses were $1,205,642, or approximately 158% of net sales. No assurances can be given that the Company's operations will ever generate revenue sufficient to cover general and administrative expense and cost of sales.

         The reports of the Company's independent public accountants concerning the Company's financial statements as of June 30, 1996 and 1997 contain explanatory paragraphs relating to the Company's ability to continue as a going concern. There can be no assurance that the Company will ever achieve profitable operations. The Company expects that it will require additional debt or equity financing during the next 180 days to continue its business. The Company has not made arrangements for additional financing and no assurance can be given that it will be able to secure such financing when needed. A failure on the part of the Company to obtain the proceeds from the private placement being conducted by the Agent or obtain other financing when required would result in the reduction or cessation of the Company's business.

         NO ASSURANCE OF CONTINUED QUOTATION ON THE NASDAQ STOCK MARKET; PENNY STOCK RULES. The Company's common stock is currently listed on the Nasdaq SmallCap Market. On August 22, 1997, the SEC approved a number of proposed changes to the Nasdaq listing requirements that became effective February 22, 1998. These changes include the requirement that common and preferred stock must have a minimum bid price of $1. All companies listed on the Nasdaq SmallCap Market must meet specific corporate governance requirements. A company listed on the Nasdaq SmallCap Market must also have either net tangible assets of over $2 million, a market capitalization of $35 million or net income of $500,000. From approximately October 28, 1997, through and including April 20, 1998, the Company's common stock has had a closing bid price below $1. As of March 31, 1998, the Company's net tangible assets were below $2 million. The Company received notification from Nasdaq of its non-compliance with the listing requirements and must cure its non-compliance, or file a plan acceptable to Nasdaq for compliance with regard to its net bid price and net tangible assets. The Company filed such a plan on March 26, 1998, but has not been informed of any decision by Nasdaq regarding the acceptability of the plan.

         The Company believes that it has come into compliance with Nasdaq's closing bid price and net tangible asset requirements. From April 24, 1998, to May 12, 1998, the Company's common stock had a closing bid price of over $1.00 for most of that period, going below $1.00 per share only twice. In addition, with the purchase of the Units on May 4, 1998 by the Additional Investors, the Company's net tangible assets exceed the $2 million minimum.

         In addition to the foregoing, the Company has recently become aware of additional concerns on the part of Nasdaq regarding the Company's compliance with Nasdaq's corporate governance rules. As a condition to continued listing, Nasdaq requires that the Company obtain shareholder approval in at least two instances. One such instance is when the Company sells in excess of 20% of its common stock or voting stock outstanding before the issuance, for less than the greater of book value or market value of the stock. In the private placement described above (the "Offering"), the Company's Preferred Shares are being sold at a price equal to $0.60 per share. On March 23, 1998, the closing bid price of the Company's common stock was approximately $0.39 per share. On April 20, 1998, the effective date of the Memorandum, the closing bid price of the Company's common stock was $0.50 per share. At no time from March 23, 1998 through April 20, 1998, did the Company's stock have a closing bid price greater than the $0.60 per share purchase price for the Preferred Shares in the Offering, and Nasdaq's requirement for shareholder approval in this instance would not have applied. However, during the period of the Offering (from April 20, 1998 through and including the date hereof), the closing bid price of the Company's common stock fluctuated between $0.50 to $1.37 per share. The Company believes that it is in compliance with Nasdaq's requirements in this regard, as the offering price of the Preferred Shares in the Offering exceeded the closing bid price for the Company's common stock at all times prior to the effective date of the Memorandum; the offering price of the Preferred Shares was below market for only sporadic times during the present offering period. However, the Company can give no assurances that its interpretation is the correct one.

         Nasdaq also requires shareholder approval when the issuance of stock will result in a change of control of the issuer. The Company does not believe that the sale of the Units, either in the Offering or with respect to the purchase by the Additional Investors, will result in a change of control of the Company. The Company is of the opinion that the total issuance of Units, on a fully-diluted basis (both in the Offering and in the sale of Units to the Additional Investors, and including all warrants and options issued in connection with the Additional Investor investments, and assuming exercise of all Warrants comprising the Units) will result in the sale of less than 50% of the Company's voting securities. Moreover, a large portion of the Offering has been subscribed for by existing shareholders of the Company; as a result, new shareholders (including the Additional Investors) will be acquiring only approximately 33% of the Company's voting securities. However, Nasdaq has not defined the term "change of control," and the Company can give no assurances that its interpretation is the correct one.

         Failure on the Company's part to be in compliance with all of the above requirements or to file a plan of compliance acceptable to Nasdaq will result in the Company losing its Nasdaq SmallCap listing. Should the common stock be suspended from trading privileges on such market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the respective requirements prior to continued listing. Should the common stock be terminated from trading privileges on the Nasdaq SmallCap Market, the Company, prior to re-inclusion, must comply with the applicable requirements for initial inclusion on the Nasdaq SmallCap Market which are more stringent than the requirements for continued listing. Accordingly, there can be no assurance that the common stock will continue to be listed on the Nasdaq SmallCap Market. Federal regulations promulgated under the Exchange Act also regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or The Nasdaq Stock Market ("Nasdaq"), priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq, which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, if, during the time in which the common stock is quoted on the Nasdaq SmallCap Market, the common stock is priced below $5.00 per share, trading of the common stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act, which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. In such event, it may be more difficult for broker-dealers to sell the common stock and purchasers of shares of common stock may experience difficulty in selling such shares in the future in secondary trading markets.

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

         NO DIVIDENDS. The Company has never paid a dividend on its common stock and does not anticipate paying dividends in the foreseeable future on any of the Company's securities, including the Preferred Shares sold to the Additional Investors and proposed to be sold to investors in the private placement being sold by the Agent. While the Preferred Shares bear a 5% cumulative annual dividend, the Company does not anticipate that funds will be available in the foreseeable future to pay such dividends. These dividends will accumulate.

         MARKET ACCEPTANCE OF PRODUCTS. The Company has placed ASCs in locations in 41 states from Alaska to New York. A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of ASCs at high volume retail and other business locations. Self-service, automated shipping is unproven and there can be no assurance that such demand or market acceptance will develop. To date, the Company has had only limited success in creating a demand for automated shipping services and the number of shipping transactions utilizing the Company's ASCs are significantly lower than expected. While the Company is undertaking efforts to address these problems and to create a demand for the ASCs, the marketing and other costs of doing so is be beyond the Company's current financial resources. There can be no assurance that the Company will ever be able to develop acceptance for self-service automated shipping. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of carriers, and carriers affiliated with direct air carriers, including UPS, Federal Express Corporation ("Federal Express), DHL Worldwide Services ("DHL") and Airborne Express ("Airborne"). These established carriers, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ASCs in preference to the shipping services offered by its competitors. The failure to achieve market acceptance will have a material adverse effect on the Company's business. There can be no assurance that the Company will have the resources or the capacity to meet the demand, if any, for its product.

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

         SUBSTANTIAL INVESTMENT IN EQUIPMENT. As a part of its business strategy, the Company seeks to sell ASCs to locations that it believes have the potential to generate high package volume and with businesses that it believes have multiple strategic locations, such as business centers and other service provider chains. Although the Company has previously been able to sell ASCs with financing from third party lessors, no assurance can be given that such financing will be available in the future, if required.

         RELIANCE UPON THIRD PARTIES FOR FINANCING. Historically, the Company has relied extensively upon third parties to provide lease financing for ASCs sold or leased to retailers. While the Company's focus has shifted away from the placement of ASCs in reliance on such financing, it may seek third party financing for sales to customers in the future. The Company has no commitments from third parties to provide financing to it or its customers, and there can be no assurance that such financing will be available to the Company on terms acceptable or favorable to it or its customers. In the event the Company determines to make third party leases or financing arrangements a part of its marketing strategy, and is unable to maintain relationships with third parties to provide such financing; its business could be adversely affected.

         ABILITY TO FORM STRATEGIC RELATIONSHIPS. The Company's strategy includes the formation of strategic relationships with major carriers and retailers. To date, the Company has had limited success in creating such relationships. The Company believes that relationships with carriers and other strategic partners will enable it to deploy its proprietary technology in the market by leveraging a partner's established service and distribution channels. In the past the Company has received revenue from two international carriers for the development of customized ASCs. The Company has entered into relationships with Kinko's and OfficeMax pursuant to which the Company has installed a limited number of ASCs in Kinko's Copy Centers and CopyMax stores. These agreements have, however, not generated expected levels of package shipping transactions and the Company has curtailed installation of ASCs under the terms of both agreements. The Company plans to relocate on a gradual basis all or substantially all of its ASCs currently located at CopyMax stores due to lower than anticipated package volume from these machines. The Company has not been successful in creating relationships with other potential partners. The Company will require the proceeds of its private placement of Units being sold by the Agent, as well as the proceeds from the Units sold to the Additional Investors, to continue operations through the end of calendar 1998. If the Company is not able to enter into additional strategic relationships with carriers or other business partners, it may be required to reduce or cease its self-service shipping business operations.

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

         The Company anticipates that any market that develops for automated shipping services will be characterized by rapidly changing technology and user preferences. Such market will likely be heavily influenced by the preferences and acceptance of such technology by major package and parcel carriers. There can be no assurance that future product or technology developed by others will not render obsolete the Company's technology. Failure on the part of the Company to develop new technology to meet competitive challenges may adversely affect the Company's prospects.

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

         COMPETITION. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both Federal Express and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operates competing machines in the market that are comparable to the form and function of the Company's ASC. The Company is aware, however, that the U.S. Postal Service is in the process of developing the PTM. Because the Company's ASC does not currently permit consumers to ship packages through the United States Mail, to the extent that the PTM will, it may discourage people from using the Company's ASCs. The Company also competes with major air express carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, all of which deploy large numbers of "drop boxes" which compete with the Company's ASCs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ASCs. There can be no assurance that such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's products and services in preference to their current methods of package collection, or to those of the Company's competitors or potential competitors. The Company also faces intense competition from the related service industry providing package collection services, such as mail and packaging stores. Substantially all of the Company's competitors have greater resources than the Company, and many of them could develop products competitive with the Company's ASCs.

         DEPENDENCE ON KEY PERSONNEL. The Company's future success will depend in large part upon the continued service of its key technical and management personnel, as well as on its ability to continue to attract additional management and technical personnel and independent contractors. The Company is also dependent on its ability to identify, hire, train and motivate qualified personnel necessary to enable it to continue ongoing product development and to market its products and services. The departure of key employees could have a material adverse effect on the Company's business. No assurance can be given that the Company's current employees will continue to provide services to the Company, or that the Company will be able to obtain the services of additional personnel necessary for the Company's operations.

         IMPACT OF SALE OF SECURITIES; SECURITIES ELIGIBLE FOR FUTURE SALE; POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. There were 4,979,717 shares of common stock outstanding as of March 31, 1998. . In addition, there were warrants and options outstanding as of such date to purchase 1,856,946 additional shares of common stock which are exercisable at prices ranging from $0.40 to $5.20 per share. The Company has filed a registration statement covering a "shelf" secondary offering for resale of 1,538,474 shares of common stock. As of May 13, 1998, the Company had outstanding 4,979,717 shares of common stock, $.004 par value, and 1,500,006 shares of Series A Cumulative Convertible Preferred Stock, $.004 par value. The Series A Preferred Stock was sold to the Additional Investors as Units, and included Warrants to purchase 750,003 shares of common stock. As noted above, the Company is currently engaged in a private placement of 1,245,000 Units and an additional 250,000 Units for over-allotments (each Unit comprised of 2 shares of Series A Cumulative Convertible Preferred Stock and a Warrant to purchase a share of common stock). The sale of such shares offered pursuant to such offerings, and the sale of additional shares of common stock which may become eligible for sale in the public market from time to time upon the exercise of warrants outstanding and options or exercise of rights to acquire common stock, or pursuant to the terms of the Preferred Shares or Warrants comprising the Units, could have the effect of depressing the market prices for the common stock.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         The Company is not a party to any material pending or threatened legal proceedings. The Company is subject to legal proceedings in the ordinary course of its business, none of which the Company believes is material.


ITEM 2 - Changes in Securities and Use of Proceeds

         Not Applicable

ITEM 3 - Defaults upon Senior Securities

         Not Applicable

ITEM 4 - Submission of Matters to a Vote of Securities Holders

         Not Applicable

ITEM 5 - Other Information

         Not Applicable

ITEM 6 - Exhibits and Reports on Form 8-K

         a.       Exhibits

         Exhibit 3 Certificate of Designation of Preferences and Rights of Series A Cumulative Convertible Preferred Stock of U-Ship,Inc., dated April 20, 1998.

         Exhibit 10.1 Form of Subscription Agreement between the Company and Additional Investors for the purchase of Units (each Unit comprised of 2 shares of Series A Cumulative Convertible Preferred Stock and a Warrant to purchase 1 share of common stock).

         Exhibit 10.2 Form of Stock Purchase Warrant between the Company and Additional Investors for the purchase of common stock.

         Exhibit 10.3 Form of Agency Agreement between the Company and R.J. Steichen & Co., in connection with the private placement of 1,245,000 Units, plus an over-allotment of up to 250,000 Units.

         Exhibit 10.4 Form of Stock Option Agreement between the Company and certain consultants for the purchase of common stock.

         Exhibit 27    Financial Data Schedule

         b.       Current Reports on Form 8-K
                  The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three-month period ended March 31, 1998.

                                  EXHIBIT INDEX



EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

Exhibit 3 Certificate of Designation of Preferences and Rights of Series A Cumulative Convertible Preferred Stock of U-Ship, Inc., dated April 20, 1998.

Exhibit 10.1 Form of Subscription Agreement between the Company and Additional Investors for the purchase of Units (each Unit comprised of 2 shares of Series A Cumulative Convertible Preferred Stock and a Warrant to purchase 1 share of common stock).

Exhibit 10.2 Form of Stock Purchase Warrant between the Company and Additional Investors for the purchase of common stock.

Exhibit 10.3      Form of Agency Agreement between the Company and
                  R.J. Steichen & Co., in connection with the private placement of 1,245,000 Units, plus an over-allotment of up to 250,000 Units.

Exhibit 10.4 Form of Stock Option Agreement between the Company and certain consultants for the purchase of common stock.

Exhibit 27        Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in they City of Minneapolis, State of Minnesota on May 13, 1998.


                                  U-SHIP, INC.



                                  By: /s/ Bruce H. Senske
                                      -------------------
                                      Bruce H. Senske
                                      President and Chief Financial Officer