Form 10KSB
period 1998-06-30
U SHIP INC
filed 1998-09-28
CIK 1002902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $952,858.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $3,490,395 as of September 15, 1998.

As of September 15, 1998, there were 4,979,709 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I........................................................................ 1

 Item 1.   DESCRIPTION OF BUSINESS............................................ 1
 Item 2.   DESCRIPTION OF PROPERTY............................................16
 Item 3.   LEGAL PROCEEDINGS..................................................16
 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS................17
           EXECUTIVE OFFICERS OF THE  REGISTRANT..............................17

PART II.......................................................................18

 Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................18
 Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS...............................19
 Item 7.   FINANCIAL STATEMENTS...............................................27
 Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................43

PART III......................................................................43

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT................................................................43
 Item 10.  EXECUTIVE COMPENSATION.............................................46
 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.........................................................48
 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................50
 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................51

SIGNATURES....................................................................52

POWER OF ATTORNEY.............................................................52

EXHIBIT INDEX.................................................................53

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-KSB and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-KSB should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

         Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein included, among other things, (1) the ability of the Company to leverage and market its ISK technology (as defined below) to major shippers and carriers and operate a brand identity relating thereto; (2) the ability of the Company to successfully redeploy existing Company-owned ISKs to higher volume locations;
(3) the ability of the Company to increase its original equipment manufacturing business for kiosks and the growth in kiosks as tools for providing information, marketing and vending services and products; (4) the uncertainties surrounding technological changes and the Company's dependence upon computer systems and third parties who manufacture and market the same; (5) the ability of the Company to successfully develop and implement an acquisition strategy; (6) the ability of the Company to access public and private equity markets; and (7) the ability of the Company to stem operating losses and position the Company to achieve positive cash flow. See also "Management's Discussion and Analysis - Factors That May Affect Future Operating Results."

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-KSB is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

COMPANY OVERVIEW AND HISTORICAL BUSINESS STRATEGY

         In 1991, U-Ship, Inc. (the "Company" or "U-Ship") began the initial development of self-service automated shipping systems designed to be installed at the shipping hubs of major package carriers such as United Parcel Service ("UPS") and Federal Express Corporation ("FedEx"), thereby allowing small business and individuals expanded access to shipping services. The original shipping kiosks developed by the Company were large and relatively slow, reflecting the state of the computer industry of that day. Since that time, rapid advances in computer software and hardware have allowed the Company to reduce the size of the systems, build in higher levels of intelligence with greater speed, and to make the kiosks more consumer friendly.

         In 1996 the Company introduced a third generation of intelligent shipping kiosks ("ISKs") (formerly known as the self-service automated shipping center or "ASC"). Since that time, the primary business of the Company has been the manufacture, marketing and operation of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. Historically, ISKs placed in service by the Company were leased by retailers from third party leasing companies or were Company-owned. Beginning in 1996, the Company's consumer testing and deployment strategy began to emphasize the placement of Company-owned and operated ISKs in retail locations. ISKs have been placed in office services and copy centers, including Kinko's and OfficeMax, and in other retail locations such as grocery and general merchandise stores. As of June 30, 1998, the Company had installed a total of 303 ISKs in test sites in 40 states and Canada. Of these, 73 ISKs were located in Kinko's Copy Centers and 113 ISKs were located in various OfficeMax stores. Beginning in fiscal 1997, the Company began the production of custom built computerized kiosks for a third party in the employment information business. The Company currently derives revenue primarily from package shipping transactions and, to a lesser extent, from the sale of ISKs and custom built computerized kiosks.

         The Company holds eight patents and has one allowed patent application related to hardware and software utilized in its ISKs and is not aware of any other comparable self-service, automated shipping system currently marketed or available to consumers and small business package shippers. Each location in the Company's network of ISKs is centrally controlled and serviced through an electronic connection to the Company's computer network system located at its headquarters. The Company believes that its ISK technology is among the most advanced self-service automated air express and package shipping systems available for consumers and small businesses.

         Based on its efforts to date, the Company believes it has created a core competency in the development and manufacture of intelligent interactive kiosks, as well as the development of sophisticated software to simplify complex shipping transactions, provide data processing of credit card transactions and customer service support, and to monitor a variety of attributes that range from price sensitivity to realtime monitoring and troubleshooting for each kiosk deployed in the market. The Company is preparing to launch a new generation of intelligent systems in the Fall of 1998. These ISKs systems are believed by the Company to be among the most advanced in the marketplace.

         In late 1997, as a result of lower than anticipated revenues from ISKs placed in the field, the Company began an extensive evaluation of its strategies and results from its test sites. Additional review of the revenues, customer responses to advertising and promotions, and changes in the marketplace led the Company to change its operating and marketing focus. The Company has concluded that its ability to offer consumers expanded services and to reduce shipping time through use of the Company's ISK or other technologies (such as the ability to select one of several package delivery and/or carrier options, and the enhancement of speed of delivery and ease of use) are critical to remaining in the shipping and related service business. It determined, for example, that the major carriers will not make pickups from kiosks in which packages slated for delivery by different carriers are intermingled. This requires that multiple units be placed in a location if service from more than a single carrier is desired. Also, with the large number of kiosks and shipping boxes placed in lobbies and like locations, landlords are looking for a way to consolidate these types of units. To address these needs the Company has concluded that it needs to have the in-house capacity to provide its own pick up and redelivery of packages from its ISKs to the major carriers. Market research by the Company's consultants indicated such services may offer a lucrative opportunity if the Company combines this pick up service with a courier business.

         The Company has also focused on the growth of the "intraday" courier services, as customers demand more rapid service for shipments. The courier business is highly fragmented, with no dominant brands and extremely low technological innovation. The Company believes that the "intraday" courier business segments are currently not being served by the major carriers but may be a future target for acquisitions. The Company believes its technology combined with a courier service can provide consumers and end users with significant value and will allow the Company to participate in a window of opportunity. To achieve this goal the Company has formed a new subsidiary, Advanced Courier Services, Inc. This subsidiary will actively seek acquisitions with the intent of establishing first a regional and then a national position in the intraday courier business. The subsidiary will also attempt to license an established brand name for its courier services, or create its own brand, to achieve market differentiation. If the Company is successful in establishing several key markets, it then may expand the concept by a franchise or similar program to further leverage the brand name, generate additional revenues and further explore advances in the Company's technologies to create greater customer intimacy.

         The Company has also determined that its current kiosks have been spread over too large a market to allow the Company to actively support them with maintenance and to efficiently engage in sufficient marketing and advertising to create customer awareness of, and promote use of the ISKs. Accordingly, the Company is in the process of consolidating these units to the Minneapolis and St. Paul markets to take advantage of economies of scale in both maintenance and advertising. The Company has been actively working with key customers such as Kinko's and OfficeMax to remove these units as quickly as possible and relocate them to what the Company believes will be more profitable locations. These units may then be utilized by Advanced Courier Services pursuant to the Company's courier roll up strategy. On September 15, 1998, the Company entered into an agreement with OfficeMax to redeploy all of its 113 ISKs located in OfficeMax stores over the next 90 days. Negotiations with Kinko's continue.

         In addition to carrier and customer requirements the Company has determined it must make continued investments in its technology to remain competitive and to create a barrier to entry from the competition. Company research indicates shipping technology is subject to the same changes as other computer technologies and will require the Company to continually enhance its products. The Company has a core competency in the development of intelligent kiosks and shipping management systems. The Company will leverage these assets to spread the development overhead needed for the pursuit of its revised business strategy by offering its kiosk designs, software or other properties to the marketplace as an original equipment manufacturer ("OEM") or in other capacities. In order to best manage this process the Company has formed a subsidiary called Intelligent Kiosk Company ("IQK"). Currently, IQK is in negotiations with a major shipper to provide kiosk systems to fully automate its regional shipping hubs. IQK will also act as a OEM supplier and developer to Advanced Courier Services, Inc. It is also working with a variety of non shipping customers to build intelligent kiosks for selected non shipping purposes, such as information exchange, selling, promotions and training. The kiosk business is growing rapidly as a result of consumer familiarity with the Internet, and the Company believes it is in a position to utilize its experience to penetrate these emerging markets. The Company also intends that IQK will explore synergistic acquisitions and strategic alliances to support the development of new technologies for the Company.

         The Company was incorporated in Utah under the name Basin Energy Corporation on September 10, 1979. In January 1980, the Company completed a public offering of 750,000 shares of Common Stock and thereafter engaged in various activities unrelated to its present business. In February 1990, the Company changed its name to EuroDynamics Corporation, and in May 1992, the Company entered into an exchange agreement with U-Ship International, Ltd., a Wisconsin corporation ("USI"), which provided for the acquisition of USI by the Company, which then amended its name to U-Ship, Inc. All references to the Company herein shall include U-Ship International, Ltd., the Company's operating subsidiary, and its other wholly-owned subsidiaries, U-Ship America, Inc., Intelligent Kiosk Company and Advanced Courier Services, Inc. Substantially all of the Company's current management and Board of Directors joined the Company subsequent to April 1998.

OPPORTUNITY

         Since its inception, the Company has invested heavily in the development of advanced intelligent kiosk technology, primarily for the small business and consumer shipping market but increasingly for that portion of the kiosk market that deals with the retrieval and utilization of information. The Company believes that the development of its ISK and related technology puts it in a unique position to take advantage of the various opportunities presented by the shipping and courier market as well as the growing market for interactive kiosks. Additionally, the Company sees an opportunity to integrate these markets and provide increased service options to its customers by utilizing the Company's technology both for traditional package and letter delivery as well as acting as a computerized depository for courier services, thus making it feasible for the Company to pursue a courier "rollup" strategy with a unique technological advantage.

         The Company believes that the market for shipping letters, documents and small packages remains a viable market for the utilization of its advanced kiosk technology. The small package market is among the fastest growing segments of the shipping industry, with more than 6.5 billion parcels shipped by consumers and small businesses every year. The Company estimates that the occasional shipper market represents an $8 billion annual market and is the market that U-Ship's technology is ideally suited to serve. While this market is substantial, the Company believes that it does not generate enough package volume to cover all the labor and overhead costs associated with collecting packages from widely dispersed package pickup points. The Company believes that the occasional small business shipper is seen by carriers as an expense drain, which may be why UPS, and other carriers have instituted pick-up surcharges and premiums, restricted hours of operation, and limited collection locations. The

Company's ISK technology addresses the problems which consumers face with current shipping options. The ISK is available to receive packages 24 hours a day, can be placed almost anywhere thereby increasing locations and accessibility, takes only two to three minutes to use, and can be priced competitively compared to other shipping alternatives.

         In addition, the Company believes that its ISK technology can also reduce carrier operating expenses by automating the shipping hubs of major package carriers, such as UPS. The ISKs would act as unmanned in-house shipping kiosks, allowing customers to weigh and measure packages, print labels, calculate charges and accept payment via the built-in credit card "swipe." This could free attendants to provide more efficient customer service, and would provide more convenient access to carrier services. ISKs can also be located at places currently unserved by the carriers, thereby increasing the number of drop-off points and hours of service.

         The Company also believes that the market for intelligent interactive kiosks is growing at an appreciable rate and that this presents an opportunity to capitalize on the Company's advanced technology and its experience in manufacturing and development. In 1995, over twenty thousand kiosks were sold in the United States, with annual revenues of approximately $250 million. For 1996, that market had increased to approximately $370 million, and was expected to increase another 50% by 1997, to $562 million in annual revenues. Market studies anticipate the United States interactive kiosk market will grow to over $1.5 billion by the year 2000 and almost $3 billion by 2003. Improvements in touchscreens, expansion of the Internet, and issues of convenience have propelled growth. As end users have become more familiar with kiosks, they discovered that purchasing decisions or informational questions could be handled more quickly and efficiently using a kiosk than through traditional methods. Because multimedia applications and the Internet supply more information covering broader subjects, more companies are expected to use kiosks to maintain a competitive edge in business. The Company's success to date in this market, and the adaptability of its current technology and hardware designs to the manufacture of interactive kiosks, leads the Company to believe that it should increasingly focus on this market segment.

         Finally, the Company believes that its unique kiosk and information management technology will allow for the integration of the ISK with courier and in-house delivery services and, ultimately, will provide a base for a "rollup" of courier and other transportation services on a regional or national scale. According to the Department of Transportation, in 1995 the courier industry was a $23.7 billion market in the United States, with a growth rate in excess of 5% per year. Despite the size of this industry, the Company's informal market surveys have indicated that the courier industry is highly fragmented and relatively low-tech. Most participants are privately held and operate only at the local level. The focus is generally on operations, with little attention given to marketing and sales; accordingly, the Company believes there is little perceived service differentiation between competitors and that customer loyalty is generally short term. The Company believes that the increasingly time dependent nature of these services provides an opportunity to utilize the Company's ISK as an "electronic drop box" for courier services. The ISKs are electronically networked to the Company's central computers, allowing for immediate notification of a courier that a pickup is needed at a particular site; the Company's information technology allows for the management and coordination of dispatching and other "back room" functions to provide support services more efficiently and, the Company believes, more cost-effectively. This integration of the Company's high-tech kiosk with the currently low-tech courier business can also provide a market differentiation between the Company's services and those of competitors. Additionally, the use of in-house pickup service for traditional package deliveries will allow the Company to consolidate its ISK shipments at a central location, or to make deliveries directly to carrier hubs, allowing the major carriers such as UPS the ability to focus on large volume pickups rather than fragmented individual package shipments. This should also translate into cost savings for the Company, through reduction of carrier charges. Finally, in addition to providing an adjunct to the shipping services provided by the Company's ISK and other management technologies, the Company believes that the acquisition of courier and other transportation services can provide an independent revenue stream to fund the Company's operations and the further development of its technology. Because the Company is growth-focused, any additional revenues the Company might realize would be utilized in the development of the Company's business for the foreseeable future.

REVISED BUSINESS STRATEGY

         Based upon information gathered from the operation of over 300 ISKs in various retail locations such as Kinko's and OfficeMax, and in light of lower-than-anticipated package shipping volumes, the Company has substantially revised its historical business strategy of installing Company-owned ISK systems in major office supply and instant printing outlets, business centers and office parks. The Company has concluded that these placements were not sufficiently concentrated to allow for economies of scale in marketing and advertising, which the Company believes is crucial to customer awareness and acceptance of the ISK, and that existing ISKs were unable to offer customers the range of shipping choices needed to provide true convenience of package delivery. Additionally, the prospects for substantial growth of the interactive kiosk market and the opportunity the Company believes exists in the courier market, coupled with the Company's core competency in the development and manufacture of intelligent kiosk systems for use in both of these markets, has convinced the Company that it should increase its focus on interactive kiosk manufacturing and a "rollup" of courier services.

         Accordingly, the Company has recently formed two wholly owned subsidiaries, the Intelligent Kiosk Company and Advanced Courier Services, Inc., to pursue the Company's revised business strategy. These subsidiaries will be utilized to pursue the two primary new areas of focus for the Company's business. In addition, the Company, recently added new management as its first step in positioning the Company to take advantage of new marketplace opportunities and to implement the Company's revised business strategy.

         INTELLIGENT KIOSK COMPANY

         The Intelligent Kiosk Company ("IQK") was incorporated in Minnesota in August 1998. The purpose of IQK is to consolidate the Company's core competency in the development and manufacture of interactive kiosks for both the shipping and non-shipping industry, as well as related software systems. The Company plans that all technological development for the Company's ISKs and interactive kiosks will be performed by IQK.

         During fiscal 1997, the Company began manufacturing and marketing intelligent kiosks on an original equipment manufacturer ("OEM") basis for a business that provides information on employment opportunities to prospective job applicants. This kiosk allows electronic job searches and applications to be processed and transmitted electronically. The Company has identified the kiosk market as potentially providing the opportunity for growth based on the Company's existing technology and manufacturing expertise. Market data, as well as ongoing requests from other businesses for quotations on the manufacture of intelligent kiosk systems, have led the Company to conclude that a substantial market for such products may exist. The Company intends to position itself as an OEM producer of advanced computerized kiosk systems for a multitude of applications. The Company's current ISK design is readily adaptable to use as computerized kiosks, with little modification, thereby reducing developmental costs. To pursue these opportunities, the Company has formed a relationship with Agra Computer Systems, a hardware/software integrator, to enable Agra to market the Company's experience in intelligent kiosk manufacturing to potential customers. This relationship and the Company's OEM efforts are in a preliminary stage and no assurance can be given that the Company will be able to develop any significant business as a manufacturer of kiosks.

         In the past, the Company has attempted to market its ISK technology to major carriers for the purpose of automating their package pickup operations. The Company expects to continue leveraging its existing technology, know-how and patent position to create strategic relationships with major carriers through licensing the technology or selling ISK units/systems as an OEM manufacturer. The Company believes that the use of the Company's ISKs can enable these carriers to expand their market coverage to more efficiently and profitably service the small business or consumer shipping transaction without increasing prices or overhead. The Company markets its ISKs to major carriers for use in their hubs to allow for more efficient package intake and use of existing personnel in servicing customers. Given the Company's limited success in forming significant carrier relationships to date, however, no assurance can be given that the Company will be successful in convincing carriers to utilize the Company's technology.

         With respect to the Company's intelligent shipping kiosks ("ISKs"), the Company has re-evaluated its deployment methods in light of data obtained from its operational testing of over 300 units in the field and lower-than-anticipated package shipping volumes. The Company's management believes the Company's ISK technology remains viable and intends to build on the Company's strengths in manufacturing, automation and information systems. Although the Company believes that its ISK technology has proven to be functionally successful for consumer use, it has determined that sole reliance upon Company ownership of ISKs may not be a viable strategy for expansion of the concept because of the significant capital investment required, which currently exceeds the Company's resources. The Company intends to continue servicing existing ISKs pursuant to its contractual obligations as long as its resources permit, and will evaluate existing locations to determine criteria for new targeted customers.

         The Company intends to test a repositioning of approximately 200 ISKs to new locations in the Minneapolis/St.Paul metropolitan market that it believes will provide increased package volume. The Company anticipates that these units will be transferred to Advanced Courier Services for management and use in its courier operations. This deployment will be accompanied by a marketing effort aimed at increasing consumer awareness and trial of the Company's unique technology. It is likely that the repositioned units will be drawn primarily from those underperforming units which were deployed pursuant to contracts with Kinko's and OfficeMax. If these units are removed from Kinko's and OfficeMax locations, the Company intends to redeploy a majority of these ISKs in the Minneapolis/St. Paul metropolitan area. On September 15, 1998, the Company entered into an agreement with OfficeMax to redeploy all of its 113 ISKs located in OfficeMax stores. This agreement requires the Company to remove the units over the next 90 days, and the Company and OfficeMax have released each other from liability under their previous agreement. Negotiations with Kinkos to remove the 73 ISKs located in Kinkos stores around the country continue. There can be no assurance, however, that the Company will be successful in negotiating an agreement with Kinko's on terms acceptable to the Company. In addition, there can be no assurance that any of the ISKs removed from either Kinko's or OfficeMax can be redeployed as planned, or if redeployed, that they will operate successfully.

         The Company believes that its unique kiosk and information management technology will allow for the integration of the ISK with courier and in-house delivery services and, ultimately, will provide a base for a "rollup" of courier and other related services on a regional or national scale. To this end, the Company plans to utilize its ISKs as an "electronic drop box" for courier services provided through its subsidiary, Advanced Courier Services. Because the ISKs are linked electronically to the Company's central computers, they will allow for immediate notification of a courier that a pickup is needed at a particular site; the Company's information technology will allow for the management and coordination of dispatching and other "back room" functions to provide support services more efficiently and, the Company believes, more cost-effectively.

         The Company plans to exploit technological opportunities and changes that emerge. For example, the Company believes its ISK technology is ideally suited to utilize the recently-approved U.S. Postal "E" Stamp, which allows postage to be electronically generated by the shipper. The Company believes that ISKs could provide customers the ability to more easily and conveniently weigh and label packages and purchase postage to mail parcel packages through the United States Postal Service. In addition, the Company is in the process of upgrading its existing ISK technology in several aspects to provide a more robust and user-friendly transaction.

         There can be no assurance that current or other strategies currently being considered by the Company will serve to increase market acceptance of the Company's ISKs. See "Management's Discussion and Analysis--Factors That May Affect Future Operating Results."

         ADVANCED COURIER SERVICES, INC.

       As part of its revised business strategy, the Company has been seeking to identify and evaluate acquisition opportunities with businesses that complement its current field of business. The Company has initially targeted the courier and transportation industries as areas for potential acquisitions. The Company believes that purchases of local courier and transportation businesses, in addition to creating independent revenue streams, may enable the Company to utilize its ISKs as intelligent "drop boxes" from which the Company can provide same-day courier and package freight forwarding services. This service may be especially attractive if the Company is successful in its planned redeployment of ISKs into the Minneapolis/St. Paul metropolitan area. This will provide a network of ISKs coupled with local courier services, linked together with the Company's management software, which the Company believes can be duplicated in other markets. In addition, transportation services combined with the Company's ISK technology may allow the Company to consolidate package shipments at the Company's facilities, or to make deliveries directly to the major carriers' hubs, producing economies of scale.

         While the courier industry is very large (estimated at over $23 billion in 1995), the Company's informal market surveys indicate that it has become highly fragmented as a result of deregulation and low entry barriers. Based upon this and information from the Company's consultants, the Company believes that consolidation of this industry will provide a basis for brand building, increased customer service, new customer service programs, and achievement of operating synergies (e.g., office infrastructure, network effectiveness, dispatch, and management).

         To pursue these opportunities, the Company formed a new subsidiary, Advanced Courier Services, Inc. ("ACS"), which was incorporated in Minnesota in September 1998. ACS was formed to implement the Company's vision of becoming a leading provider of courier services through acquisition and technology. The basic strategic initiatives include an acquisition strategy to consolidate the highly fragmented courier industry, the application of technology to better serve customers and lower operating costs, and the adoption of a major brand through licensing.

         The Company's growth plan is based upon proving the acquisition and consolidation strategy in its initial targeted markets, in conjunction with the redeployment of the Company's ISKs under ACS management to explore development of, and then accelerating growth through a multi-city simultaneous roll-out of the concept. Central to the consolidation strategy is the utilization of a strong service brand that will enable efficient acquisition of customers and increased customer retention. The basic strategy and tactics include testing the building or licensure of a well known brand name, the effective advertising of the brand to create awareness of the Company, brand positioning and service performance, and the development of promotions. The Company intends that this brand identity will be synonymous with speed, service, quality and security.

         The Company plans to realize operating synergies to prove the economic viability of the consolidation strategy prior to accelerating market expansion. Upon achieving success in its test markets, the Company intends to move rapidly into up to ten major metropolitan geographic markets through an acquisition strategy. Subsequently, ACS plans to develop and market a franchise program which includes brand and technology licensure to existing or new local courier firms in other large or secondary geographic markets. Long term, the franchise program will enable faster market saturation with less capital intensive growth while reinforcing a strong brand within this industry sector.

       In September 1998, the Company signed a letter of intent to purchase certain assets of JEL Trucking, a smaller Minneapolis based trucking company engaged in dock truck and courier shipments, for a combination of cash and stock. In addition, the Company continues its acquisition negotiations with several other courier and transportation services. There can be no assurance that the Company will be able to successfully complete any acquisition or, if completed, that any acquisition will be successful.

         As part of its marketing efforts for ACS, the Company has also undertaken efforts to license and test a nationally recognizable brand name, to be utilized in connection with personal and small business shipping and courier services. The Company believes this will build brand value and increase leverage with carriers, licensees, joint ventures and franchisees, which the Company expects can result in more efficient use of advertising dollars and improved future profitability for the Company. The Company is currently discussing the licensing of nationally recognized name brands from various third parties, however, no assurance can be given that the Company will be successful in these discussions.

         There can be no assurance that any of the aforementioned strategies will be implemented, or, if implemented, that any of such strategies will be successful. If implemented, the Company expects overall revenues from the use of its ISKs to drop significantly in the short term. Because the Company is growth-focused, it intends that any earnings it realizes will be utilized for the continued development of its technologies and the expansion of its business. Accordingly, the Company believes that it will require substantial financing to implement its revised business plan. The Company currently does not have any arrangements for such financing, and there can be no assurance that the Company will be successful in raising the required funds to implement the plans outlined above.

         In order to highlight the adoption by the Company of the revised business strategies outlined above, the Company has recently applied for the use of "United Shipping and Technology" as an assumed business name in the State of Minnesota. The Company plans to seek shareholder approval for the change of its name to "United Shipping and Technology, Inc." at its next meeting of shareholders.

INDUSTRY BACKGROUND

         COURIER SERVICES

         The Company believes that the market for courier services is large and growing. Based on U.S. Department of Transportation data for 1995, the courier business in the United States was estimated to generate revenues of more than $23 billion per year, with an industry growth rate in excess of 5% per year.

         The Company has determined that customer needs are continually changing and emerging as customers seek to streamline their processes, improve their customer-vendor relationships and increase productivity. Trends show that customers are seeking to reduce their cycle times and implement "just in time" processes just as manufacturers have done in the past. Customers are increasingly seeking greater speed and convenience from their package delivery service provider, along with reliability, security, operating efficiency and effectiveness. To provide these, customers are looking to more advanced technology, such as computerized customer ordering, tracking, and management systems, as well as professionalism (such as may be provided by a nationally recognizable brand) and appropriate ancillary services such as legal process serving and the like. To serve these current and emerging customers needs, existing and future courier service companies will need to realize economies of scale and provide greater service options. Economies of scale will enable the low-cost application of technology, a more dense or concentrated network of drivers and related operations, and more intensive marketing to assist in customer acquisition and to reinforce customer retention.

         While the courier industry is very large, it has become highly fragmented as a result of deregulation and low-entry barriers. Most courier companies are private, single-city companies with few multi-city operators. As the industry matures, the business processes required for service program development, along with advances in technology and benefits of scale, will, the Company believes, force the industry into consolidation. Consolidation will provide a basis for brand building, increased customer service, new customer service programs and achievement of operating synergies (e.g. office infrastructure, network effectiveness, dispatch and management).

         As customers' needs continue to emerge, the Company believes that increased pressure will be placed on security, delivery performance and full service. As a result, customers will most likely rely on fewer and better providers of package movement and services. Today, no national brand exists within the courier industry. The Company believes that brand development will instill greater confidence in current and prospective customers by indicating a higher level of professionalism and service performance. In addition, the brand initiative, when combined with higher levels and variety of services such as may be provided by the Company's network of ISKs, may expand the industry and provide a strategic competitive advantage for the Company. Through the achievement of economies of scale in the building of a strong brand, the Company believes it will be uniquely suited for customer growth and retention. At the same time, the Company hopes to increase the industry barriers to entry through these methods.

         INTERACTIVE KIOSKS

         The Company believes that the market for intelligent interactive kiosks is growing at an appreciable rate and that this presents an opportunity to capitalize on the Company's advanced technology and its experience in manufacturing and development. Based on industry sources, in 1993, the first year in which data is available, revenues for the interactive kiosk market were $83 million with shipments of approximately 5,000 units. By 1995, over 20,000 kiosks were sold in the United States, with annual revenues of approximately $250 million. For 1996, that market had increased to approximately $370 million in revenue per year, and was expected to increase another 50% by 1997, to $562 million in annual revenues. Annual unit shipments increased from 5,000 in 1993 to an estimated 64,000 in 1997.

         Market studies anticipated that the United States interactive kiosk market will grow to over $1.5 billion by the year 2000, and to almost $3 billion per year by the year 2003. By the year 2003, annual unit shipments will exceed 440,000 per year. The compound annual growth rate between 1996 and 2003 was estimated to average 35%.

         This extraordinary growth was propelled by improvements in touch screens, expansion of the Internet and issues of convenience. As end-users became familiar with kiosks, they discovered that purchasing decisions or informational questions could handled more quickly and efficiently using a kiosk than through traditional methods. For instance, automated corporate directory kiosks provide useful assistance for people visiting large organizations. The kiosks enable users to readily identify where to meet a specific person working on a corporate campus or in a skyscraper. Such kiosks also allow front desk receptionists to spend less time directing traffic.

         Strong growth in the industry is projected as Internet use, financial applications, and retail applications for kiosks spur demand. Both banking and retail kiosks segments are expected to continue to drive a significant portion of the total market growth. Increasing capabilities and unchanged or lowered prices will quite likely prompt additional demand from organizations. Beginning in 1998, growth rates are expected to begin to slow. By the year 2003, a revenue growth rate of 18% is expected, though the average growth rate from 1996 to 2003 for the total United States interactive kiosks market is projected to be 35%. This figure reflects strong persistent demand for the various transactions that can be completed on interactive kiosks. Because multi-media applications and the Internet supply more information covering broader subjects, more companies are expected to use kiosks to maintain a competitive edge in business.

         Based on these figures, the Company believes it is in a unique position to take advantage of this projected growth in the interactive kiosk market. The Company's ISK is one such intelligent kiosk, adapted to the consumer and small business shipping market with the added benefit of sophisticated shipping and site management technology. The ISK can be easily adapted to non-shipping applications, as the Company has done with its current line of job-related kiosk applications. The adaptability of the Company's current technology, the Company believes, will enable it to participate in the growth of the kiosk market without the necessity of altering its basic design parameters. However, to keep pace with the changing market and particular needs of its customers, the Company plans to consider opportunities to invest in the increasing adaptability and sophistication of its systems.

         PACKAGE SHIPPING

         Small package shipping remains one of the growth segments of the shipping industry, with more than 6.5 billion packages and priority letters shipped per year. Of the 6.5 billion small packages shipped, approximately 1.5 billion are overnight or second-day shipments, indicating a strong demand for priority services. Priority package shippers are frequently under a deadline and need to ship "after hours." Twenty-four hour service and intraday service is a critical need for such shippers and package handling becomes a labor-intensive element within the small business. The growth of companies such as Federal Express Corporation and UPS, and the launch of new small parcel shipping services by the United States Post Office attest to the high growth of this business segment. Further, for the consumer segment, home delivery and outbound package mailing continue to be a problem due to inconvenient shipping locations and limited hours which the carriers are open for business. Currently, in 70% of U.S. households both adults work outside the home, making it difficult and time-consuming to ship packages on an outbound basis. Additionally, in 40% of all home deliveries, no one is home to receive the package. Despite these issues, the Company believes small package shipping will continue to increase for the foreseeable future due in part to the following trends:

* SERVING THE CONSUMER AND SMALL BUSINESS MARKET. Although the number of packages shipped per year (6.5 billion) appears to be growing, the Company believes that this is a difficult market for carriers to service because these shipments occur on a one-at-a-time basis. Thus, there can be significant expense if the carrier provides pickup. Carrier depots are generally located in difficult-to-find offices, warehouses or airport spaces, which are usually inconvenient for shippers to access. Further, with the typical household having both adults employed outside the home in 9:00 to 5:00 jobs, it is difficult to mail these packages because shippers are seldom open beyond typical office hours. The result of this has been the growth of a shipping interface industry, including "mailbox" stores and shipping counters in grocery stores and small factories to compensate for the shortcomings in the existing service network. These alternatives are often expensive to use and are not always more convenient from an office hours or location standpoint. U-Ship believes it can profitably serve this segment of the business and be an attractive partner for one or more major carriers by helping them to access a substantial, but not currently profitable segment of their business.

* HIGH GROWTH OF CATALOG AND TV SHOPPING. Busy two-income families have less time to shop at conventional stores, and tend to purchase more merchandise through catalogs and TV shopping channels. Such purchases generated revenues of more than $54 billion in 1994. There is also a new and growing trend toward virtual shopping, with people buying goods and services through the Internet. The ISK, if utilized by the catalog and TV shopping consumer, can be very convenient. Based upon information the Company believes to be accurate, approximately 20% of all items purchased through the mail and television are returned, creating a significant and growing small package shipping return market. Yet, with two-income households, the time-consuming nature of returning these packages makes it inconvenient and time-consuming for the typical consumer. The Company believes that the ISK utilized in connection with a catalog/home shopping company can facilitate consumer returns of such products.

* GROWTH OF HOME-BASED BUSINESSES AND TELECOMMUNICATION. The latest census data from the United States government indicates that of the approximately 19 million small businesses currently existing in the United States, 13.2 million are sole proprietorships, many of which operate from private residences. The availability of powerful personal computers, facsimile and digital telephone lines have increased the number of people who correspond through telecommunication. At home workers are able to gather and receive information quickly, which frequently requires them to send documents by overnight courier. Small business growth drives growth in priority shipments. The Company believes its technology can be employed to increase access to and facilitate the package mailing process for small at-home businesses.

THE ISK AND RELATED CORE TECHNOLOGIES DEVELOPED BY THE COMPANY

         The Company manufactures, markets, develops and operates self-service, automated, self-contained shipping kiosks for use by consumers and small business shippers to ship packages and priority letters through major carriers. The Company's ISK contains proprietary software, a computer monitor and a keyboard to facilitate a user-friendly interface to consumers. The ISK also contains algorithms and electronic communication capabilities which permit it to communicate with a central computer system located at the Company's headquarters. The Company has used market research and tests to refine and simplify its interface, which uses graphics and voice prompts to simplify the shipping process. The Company has also developed communications software that provides a seamless link to access shipping information. This tool provides the Company with accurate data used to manage site performance.

         The U-Ship ISK uses an ATM-like interface incorporating colorful, user-friendly graphics and voice instructions that allow shippers to make informed cost/delivery priority shipping decisions. The interface helps the shipper complete all necessary shipping documents and generates a high-quality label that can be scanned. This technology also allows the shipper to pay for the transaction using any major credit card. The highly legible, scannable labels and accurate invoices lower the cost for a common carrier receiving aggregated packages from Company collection sites.

         The Company currently has two ISK models in production: Model 4100 and Model 3100. The Model 4100 is a semi-automatic shipping machine that allows for self-service shipping (weighing, billing, labeling) with or without counter help. It contains an easy-to-use voice-prompted touch screen for all information entry (mailing address, package contents, billing options), a scale to automatically weigh and price the package, a printer for label printing, and a credit card magnetic scanner for payment. Once the package has been weighed, priced, and labeled, the customer either pays for the transaction or takes it to the counter and pays for it and deposits the package behind the counter. The Model 3100 is a fully automatic machine that contains a voice-prompted touch screen, automatic scale, label printer, credit card scanner, and a deposit door through which the package is placed for mailing. This type of ISK can be placed virtually anywhere free from weather conditions and which does not require counter help for operation. The customer enters in all relevant shipping data on the touch screen, places the package on the scale for weighing and pricing, and pays via the magnetic credit card swipe. The label is then printed and affixed to the package by the shipper. The shipper then places the package in the machine's deposit door. The deposit door is like a large ATM deposit door and prevents retrieval of the package by anyone other than the shipping carrier.

         The Company has recently decided to rename Models 3100 and 4100 as part of its revised strategy. The Model 3100 will become the ET 300, and the Model 4100 will become the ET 400. In addition, the Company is designing a new model, tentatively designated the ET 200, which will be a Model 4100 with a wall-mounted drop box feature to be used in locations calling for a large-capacity, secure package intake capability. The Company's ISKs generally incorporate the following features:

* A graphic user interface supported by voice prompting to take the shipper through the shipping process step-by-step.

* A touch screen that allows the user to make choices by lightly touching large, colorful graphic "buttons" on the screen.

*   A keyboard for quick entry of "ship to" and contents data.

* A credit card "swipe" that accepts all major credit cards and the U-Ship proprietary card. The system captures sender name, telephone number and other key information encoded on the credit card's magnetic stripe.

* An integrated electronic scale that feeds accurate package weight to the system.

* Some systems also include integrated package measuring systems that automatically record package dimensions using sonic sensors. The Model 4100 (ET 400) provides a visible measuring grid that allows the shipper to quickly judge the package dimensions and enters them into the system.

* A thermal label printer that prints a label to carrier specifications including proprietary tracking numbers and sort codes.

* A second printer, accessible only to the carrier pick-up driver, which provides an accurate, computer-generated manifest.

*   Americans with Disabilities Act accessible design.

* Extensive software development providing a unique easy-to-use voice-prompted interface capable of translating complex rate and zone calculations into layman's language.

* State-of-the-art communications network that allows U-Ship to control, communicate with and reconfigure systems in remote sites in a matter of minutes.

         The Company believes that its ISK provides a complete solution that reduces expenses related to bank credit card processing; training employees about carrier services, rates and new service changes; package processing time for label completion, shipping charge calculation, service explanations and customer interaction; daily shipping documentation preparation; accounting and record keeping, reconciling and paying weekly carrier bills and generating management reports; damage, loss and claims processing for customers with shipping related problems; and customer service, assisting customers with tracking packages and explaining services.

CARRIER RELATIONSHIPS

For each ISK location, or group of locations, the Company has historically entered into a Commercial Counter Agreement with UPS, which provides the basic terms of service, advertising restrictions and certain related matters. The Company has also entered into an Automated Shipping System Letter Agreement with UPS regarding the Company's arrangements for use of UPS' Parcel Register, Computer Manifest and other systems for identifying and recording packages turned over to UPS for delivery. This agreement is generally terminable at will, although the Company has enjoyed a shipper-carrier relationship with UPS since 1992. Further, UPS is a regulated carrier which, under applicable laws and regulations, is obligated, upon reasonable request, to provide safe and adequate service, equipment and facilities for the surface transportation of property in interstate commerce. This duty to furnish continuous and adequate service obligates UPS to furnish ground transportation services without discrimination at its established rates and to the limit of its capacity. However, UPS is not regulated with respect to shipments tendered, which involve prior or subsequent movement, by air. The Company is currently dependent upon UPS to pick up and transport packages processed via the Company's ISKs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain such arrangements with UPS and the failure to develop alternate relationships with other carriers, would cause an interruption to the Company's package shipping business and would likely have a material adverse effect upon the Company's operations and prospects. The Company has no control over the nature, cost or availability of services provided by any carrier and has no long-term contracts with any carrier. Accordingly, there can be no assurance that the Company can continue its relationship with UPS or establish new relationships with any other carrier.

         The Company has recently been notified by UPS that the Company's software must be upgraded so that its ISKs are able to connect electronically with UPS, and that UPS will not provide pick up service to non-complying ISKs placed in service after July 1, 1998. Currently, the Company has no ISKs that were installed after July 1, 1998. The Company is in the process of developing the necessary software upgrades and believes it can do so in time to meet the UPS requirements for ISKs placed in service after July 1, 1998 or can provide adequate alternatives to UPS pickup service for its ISKs.

YEAR 2000 ISSUES

         The Company has developed an internal group and utilizes outside vendors to review its computer programs and systems to determine that the programs and systems will function properly and will be Year 2000 compliant. As part of this process, the Company has identified those operating systems, application software and hardware that are crucial to continuing its ongoing operations and servicing its interactive kiosk and courier technology. The Company is actively in the process of contacting vendors and manufacturers to determine whether their products and services are Year 2000 compliant. Based on these efforts, the Company believes that its proprietary software, which is the software used to run its ISK, as well as its management software, is Year 2000 compliant. In addition, the Company believes that, with minor modifications to existing third party software, the Year 2000 problem will not pose significant operational problems for the Company's internal computer systems. In addition, the Company will over the next six months continue testing of its hardware and software systems to ensure and verify compliance. The estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

MARKETING

         The Company currently markets ISKs and its non-shipping interactive kiosks through Company personnel. As of June 30, 1998, the Company employed three of its personnel, including its President and Chief Executive Officer, in sales and marketing activities.

         The Company currently markets ISKs and other interactive kiosks through direct contacts with potential customers. The Company intends, as part of its revised business strategy, to employ alternate marketing methods such as telemarketing, direct mail and print advertising, and to supplement these marketing efforts with displays and appearances at industry trade shows. In addition, the Company intends that it will market its courier services through both in-house Company personnel as well as by utilization of existing marketing and sales personnel employed by courier and other transportation services companies that the Company may acquire in the future.

RESEARCH AND DEVELOPMENT

         The focus of U-Ship's ongoing research and development is aimed at increasing the deployment of both its ISKs and other interactive kiosks in sites that are attractive to the identified market targets. Currently, the Company's ISKs are being upgraded to make its software and hardware more robust and user friendly. These efforts include the development of a stand-alone, fully unattended version of the ISK system for financial centers and others that utilize packaging shipping and courier services, as well as a desktop version for convenience stores and small business applications.

         The Company's current ISK design is adaptable for use in interactive non-shipping applications. The Company intends to engage in the custom development of ISKs and interactive kiosks for those customers who have needs particular to their markets. For instance, the Company is currently under discussions with a major carrier for the development of an ISK that would automate that carrier's regional hubs. It is intended that the ISKs will be upgraded in accordance with the particular needs and specifications of this potential customer, if and when a contract is obtained. In addition, the Company is currently working with several potential customers for its interactive kiosks, and will develop such designs, software and hardware systems as these potential customers may require.

         U-Ship also has under development a variety of communication tools that will help the shipper access information about their shipping options, costs and current status of their shipped packages more quickly using the communications capabilities of the Internet. In addition, the Company is exploring revising the machines' programming to better permit queries that would capture the name, address, and telephone number of the original shipper for purposes of direct marketing promotional efforts to increase existing users' package shipping volume through the ISK, as well as make the screens slightly easier to use. These products have not yet been scheduled for release and remain subject to further development and market research.

MANUFACTURING

         The Company purchases substantially all of the components for its ISK and other interactive kiosks from third parties for assembly and testing by the Company at its facility. Some of these components are designed by the Company and custom manufactured to the Company's specifications, which permits the Company to produce these systems without the substantial commitment of resources that an integrated manufacturing facility would require. The Company believes it maintains good relationships with its suppliers and has no long-term manufacturing commitments with any such component manufacturer or supplier. The Company does not believe that it is materially dependent on any of its component suppliers because alternative sources for product components are available. The Company believes that its current facility has adequate manufacturing capacity to produce ISKs and other interactive kiosks sufficient to meet its current goals.

SHIPPING MARKETPLACE AND COMPETITIVE POSITION

         The express package and document collection and shipping industries, which are dominated by major carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, are extremely competitive. The Company's competitors and potential competitors have more experience, as well as human and financial resources than the Company. For example, UPS, the world's largest package distribution company, had revenues of over $22 billion on a volume of over three billion packages and documents in 1997. In addition, many potential customers, including Federal Express, UPS, and the United States Postal Service are larger, possess more established methods of operation and have developed loyalty to select manufacturing vendors who provide them with new technology and automation. The Company is at a disadvantage in competing with these larger and more established companies in trying to establish itself as a manufacturer of automation equipment to be used in the shipping industry. The Company believes that between 1992 and 1994 both Federal Express and UPS developed, or had third parties develop for them, one or more forms of automated shipping systems which could be competitive with the Company's ISKs, but that these systems have not been deployed other than on a limited test market basis. The Company's primary method of competition with such carriers has been to patent its technology, which the Company believes creates barriers to entry by such carriers into the automated shipping market.

         In addition to the competition from the commercial counter and pick-up services provided by the major carriers, the Company also competes to a limited extent with the drop boxes maintained by these competitors. According to an industry source, as of 1994, UPS and Federal Express maintained at least 32,000 and 30,000 drop boxes, respectively, in the United States. In addition, most of the Company's competitors offer reduced prices to persons who use their boxes. The Company believes that the cost of these non-automated drop boxes is substantially less than that of its ISK. The Company believes that it can compete with the non-automated drop boxes by offering more convenience and service to shippers who desire a means of weighing a package, acceptance of a credit card and the printing of shipping documentation, including coded shipping labels. The Company's ISKs are user-friendly and interactive, providing the shipper with options for the method of shipment (e.g., overnight air or 3-day shipment) and for the purchase of insurance. The Company's ISKs permit the shipment of most sizes of packages and letters shipped by consumers and small businesses.

         The related service industry (e.g., "mailbox" stores) providing package collection services to consumers and small businesses is similarly very competitive. The Company believes that these companies, many of which are franchised, price their charges for shipping transactions based upon marking-up line carrier charge and taking into account such factors as the type of service provided, the size and weight of the package and the distance of the shipment. The Company believes that there are at least nine national companies that have established over 3,000 locations throughout the United States, primarily through franchises. While the Company believes that such companies are a potential customer base for the Company, they also represent intense competition for Company owned and operated ISKs. The Company's primary method of competition with packaging stores is to offer package shipping automation, self-service and 24-hour access to its ISKs in most retail locations, with minimal services required by on-site personnel.

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

         The Company also expects to have significant competition in the new industries it is pursuing as part of its revised business strategy involving the manufacture of intelligent kiosks. Large kiosk vendors such as IBM and NCR hold an advantage over smaller firms because of their vast resources and ability to deliver products and ongoing service on a large scale. The substantial growth of the industry is likely to attract wider competition, especially from computer firms and companies involved in the growing Internet business. Most of these competitors are likely to have resources and experience that far exceed that of the Company. If the Company is successful in acquiring one or more courier businesses, it expects to experience substantial competition from the national and international couriers as well as established local couriers and messenger services. This industry is believed to be in excess of $23 billion annually and is highly fragmented, meaning that the Company will compete with a multitude of local, privately owned companies. Other larger competitors exist, all of whose resources and experience far exceed that of the Company. For instance, Dynamex/Roadrunner, is believed to have over 30 branches, most of which are in Canada. Corporate Express is believed to have approximately 700 locations in the United States and internationally, though their focus is primarily in the office supply and printing businesses. Pony Express is believed to be doing business in 36 states, primarily in the Northeast, Southeast and the Midwest.

PATENTS AND INTELLECTUAL PROPERTY

         The Company owns eight U.S. patents and has an allowed U.S. patent application which together cover technology and methodology currently employed in its ISK products. The Company has also filed for patent protection in several foreign countries, including Canada, Japan, and the European Patent Community. However, there can be no assurance that the Company's patents will afford it significant protection, and the Company may be vulnerable to competitors, many of whom are larger and have greater financial and technological resources, who may attempt to copy or design around the Company's products.

         The Company's success will depend upon its ability to protect and enforce its proprietary technology, for which it relies on a combination of patents, copyright, trademark and trade secret laws. Although the Company has received patents for its ISK, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the Company's product. The Company believes that one or more major carries, all of which will have greater financial, technical and marketing resources, may be attempting to develop or purchase products or technologies competitive with the Company's ISKs. The Company could incur substantial legal costs in any legal action that may be necessary to enforce its patents or other intellectual property rights, and there can be no assurance that it would be successful in any such action.

         There can be no assurance that any patents now issued or that may be issued in the future will afford protection against competitors with similar technology. In addition, no assurance can be given that patents issued to the Company will not be infringed, designed-around by others or invalidated. Some foreign countries provide significantly less patent protection than the United States. There also can be no assurance that the Company's technology will not infringe patents or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent can be substantial as can be the costs of defending against such claims.

         The Company also owns other proprietary technology and intellectual property, including trade dress, trade secrets and software that the Company intends to protect vigorously with applicable state and federal intellectual property laws. Although limited protection for software under the patent laws of the United States is currently available, there can be no assurance that software will continue to be the subject of such protection in the United States. Also, foreign countries offer varying levels of patent protection for software when compared with the United States.

TRADEMARKS

         The Company presently owns United States trademark registrations for the trademark U-SHIP & Design and for the trademark U-SHIP. Each of these registrations are for the following goods: automated shipping machine for packages and overnight letters which computes charges and prints labels, receipts and other similar documents.

         There can be no assurance that the registered trademarks of the Company will afford protection against competitors with similar marks that may have a prior use date. In addition, no assurance can be given that trademarks owned by the Company will not be infringed upon by others. There also can be no assurance that the Company's trademarks will not infringe upon trademarks or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any trademark registration owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a trademark can be substantial as can be the costs of defending against such claims.

EMPLOYEES

         As of September 1, 1998, the Company employed 10 people on a full-time basis and four on a part-time basis. The Company believes that its relations with its employees are good. The Company also utilizes the services of consultants in marketing and acquisitions, and other services.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 9,940 square feet of space used for offices, assembly, storage and packaging at 5583 West 78th Street, Edina, Minnesota 55439 at a monthly rent of $7,600. The lease expires on March 31, 1999. The Company believes that these leased premises will meet is requirements for facilities for the remainder of the lease term. However, the Company is actively searching for a new facility or facilities that will not only meet its production needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to nor is any of its property subject to any material pending legal proceedings, nor does the Company know of any material legal proceedings being contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, ages and positions held with the Company of all executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company. The executive officers serve at the discretion of the Board of Directors.

         Name                   Age     Position
         ----                   ---     --------

         Peter C. Lytle         49      Chairman, President, Chief Executive
                                        Officer and Director

         Timothy G. Becker      38      Treasurer, Chief Financial Officer
                                        and Director

         Kenneth D. Zigrino     42      Vice President - Administration, General
                                        Counsel and Secretary

         Bruce H. Senske        43      Vice President - Technology and Director

         PETER C. LYTLE. Mr. Lytle became employed by the Company in May 1998 and has served as the Company's Chairman, President, Chief Executive Officer and a director since June 1998. From March 1998 to May 1998, Mr. Lytle rendered consulting services to the Company in connection with its strategic restructuring. Mr. Lytle is a principal with the Business Development Group (the "BDG") which he co-founded in 1994. The BDG provides turn-around management services, investment banking and strategic planning to companies in the United States and Europe. His responsibilities at the BDG included acting as CEO and Chairman of Primo Piatto, Inc. during a successful acquisition of the Borden Pasta Manufacturing business (which was recently sold to Dakota Growers) and acting as Chairman of Pink Business Interiors during a successful employee buyout and reorganization. From 1986 to 1994, Mr. Lytle was employed by Land O' Lakes, Inc. in a variety of positions from Vice President of Advanced Food Sciences to General Manager of Business Development. Prior to this time he has held positions with the Beatrice Companies as a Group Brand Manager, and Allied International as Vice President of Marketing and Business Development. He currently is on the Board of Directors of Humanetics, Inc., BioSun Systems, Inc., Agrotec, Inc. and Pink Business Interiors, Inc. He is on the Board of Advisors for the Center for Advanced Biotechnology in Africa, and Menu Direct, Inc.

         TIMOTHY G. BECKER. Mr. Becker is a director of the Company and has served as its Chief Financial Officer and Treasurer since June 1998. From March 1998 to June 1998, Mr. Becker rendered consulting services to the Company in connection with its strategic restructuring. Since 1994, Mr. Becker has worked as an independent financial workout consultant for his own firm, the Becker Group, Ltd., and during this time Mr. Becker served as Chief Financial Officer of Primo Piatto, Inc. Between February, 1992 and February, 1994, Mr. Becker was employed as Director of Business Systems for Munsingwear, Inc. Prior to 1992, Mr. Becker, was employed as Senior Manager with Ernst & Young LLP's Restructuring and Reorganization Consulting Practice. Mr. Becker has over 15 years of experience with a variety of companies during periods of financial crisis and rapid change along with positioning companies and their balance sheets for sale, merger or acquisitions. Mr. Becker is a Certified Public Accountant and is on the Board of Directors of the Minnesota Chapter of Turnaround Management Association.

         KENNETH D. ZIGRINO. Mr. Zigrino joined the Company in May, 1998 and has served as its Vice President of Administration, Secretary and General Counsel since June 1998. From March 1998 to June 1998, Mr. Zigrino rendered consulting services to the Company in connection with its strategic restructuring. Mr. Zigrino practiced law in his own firm between November 1996 and May 1998, and between January 1990 and January 1995. He served as President of the law firm of Zigrino & LoGalbo, P.A. from January 1995 to November 1996.

         BRUCE H. SENSKE. Mr. Senske is a director of the Company and serves as its Vice President of Technology. He has been employed by Manchester Financial Group, Inc. since June 1998 and currently consults with the Company through Manchester. Mr. Senske has served as the Company's President and Chief Executive Officer from January 1993 until June 3, 1998, with the exception of the period of June 5, 1997 to July 24, 1997, when he was removed as Chief Executive Officer by action of the Company's Board of Directors. On July 24, 1997, Mr. Senske was re-appointed as the Company's Chief Executive Officer. Mr. Senske has been a member of the Company's Board since January 1993, and served as its Chief financial Officer and Treasurer between January 1993 and November 1996. From 1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, Inc. which became a division of the Pitney Bowes Company in 1990, a manufacturer of transportation management software systems.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading under the symbol "USHP" on the NASDAQ SmallCap Market in June 1996. Prior to such time, the common stock of the Company was traded on a limited basis on the over-the-counter market under the symbol "UBOT." The following table sets forth the quarterly high and low closing prices for the Company's common stock, as reported by the National Association of Securities Dealers' Bulletin Board, for each full quarterly period within the two most recent fiscal years. These prices represent inter-dealer prices without adjustment for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

                                                           HIGH         LOW
                                                           ----         ---
         Period
         ------
         Fiscal 1997
                  First Quarter.......................    3-5/8        3-1/4
                  Second Quarter......................    3-3/8        3-1/16
                  Third Quarter.......................    2-1/2        2
                  Fourth Quarter......................    1-15/16      1
         Fiscal 1998
                  First Quarter.......................    2-3/8        13/16
                  Second Quarter......................    1-5/16       3/16
                  Third Quarter.......................    1/2          5/32
                  Fourth Quarter......................    1-3/8        3/8

         On September 14, 1998, the number of holders of record of common stock was 432. The transfer agent for the Company's common stock is American Stock Transfer & Trust, 40 Wall Street, New York, New York.

         The Company has not paid any dividends on its common stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. While the Company's Series A Cumulative Convertible Preferred Shares bear a 5% annual dividend, the Company does not anticipate that funds will be available in the foreseeable future to pay such dividends. These dividends will accumulate. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

RECENT SALES OF UNREGISTERED SECURITIES

         In April 1998 certain accredited investors agreed to purchase in a private placement transaction an aggregate of 785,837 units (the "Units"), each Unit consisting of two shares of its $0.004 par value per share Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") and one warrant to purchase one share of Common Stock at a price of $1.75 per share (the "Warrants"), at a price of $1.20 per Unit, for a total consideration received by the Company of $943,003. Each of the Preferred Shares is convertible into the Company's $0.004 par value Common Stock and is entitled to 5% cumulative annual dividend. Subject to their registration under, or exemption from, applicable federal and state securities laws, the Warrants may be exercised to purchase Common Stock at any time before May 1, 2001. Closing procedures for such private placement were completed in May 1998. These Units were sold by the Company without the services of an Agent.

         In separate closings on June 2, 1998, and June 8, 1998, the Company completed a private placement in which it sold to accredited investors 1,441,912 Units. The Units were offered by R.J. Steichen & Co. (the "Agent"), a non-exclusive agent of the Company on a "best-efforts, all or none" basis, at a purchase price of $1.20 per Unit. The total consideration received by the Company for the sale of these Units was $1,477,856, net of interest ($7,080) and the Agent's commissions and nonaccountable expense reimbursement and other expenses of the private placement. The Company paid the Agent commissions and expenses and paid other expenses of the offering totaling $252,489, and sold a warrant to the Agent for the sum of $50.00 for the purchase of 288,381 shares of common stock at an exercise price of $0.60 per share.

         On June 3, 1998, the Company issued a common stock purchase warrant to Manchester Financial Group, Inc. ("Manchester"). The warrant was for the purchase of 100,000 shares of the Company's $0.004 par value per share Common Stock at an exercise price of $0.60 per share and is exercisable at any time prior to April 30, 2001. The warrant was issued to Manchester in lieu of fees owed to Manchester for consulting services rendered to the Company.

         The foregoing securities were offered in private transactions, not involving a general solicitation, to accredited investors, exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and such differences may be material. Factors that might cause such a difference include, but are not limited to, "Factors That May Affect Future Operating Results" discussed below.

GENERAL

         U-Ship employs leading technology in packaging collection, the ISK, which the Company believes could parallel the utility of the ATM, and make consumer shipment of packages as easy as ATM's have made the dispensing of cash to consumers. Currently, approximately 40% of all banking transactions are conducted via ATM's. As of August 1998, U-Ship currently has approximately 303 ISK machines deployed in a variety of locations across the country in 40 states and in Canada. U-Ship believes that its ISK technology is the only fully automated packaging interface available today, and among the most advanced self-service, automated package shipping systems available for consumers and small businesses.

         Currently, package delivery carriers are not geared to efficiently serve either the occasional small business shipper or the consumer market. Current shipping services have restricted hours of operation, are time-consuming to use, are expensive (pick-up fees), and can be inconvenient from a location standpoint. As a result today's shipping business does not easily fit small businesses' increased need for responsiveness, flexibility and timesavings. For the small business and consumer, U-Ship's ISK automation now can bring time-savings, convenience, speed, flexibility, and improved locations, as well as reduced costs to the shipping industry, benefiting both major shipping carriers and the consumer.

         U-Ship receives packages from customers for shipment by common carriers using the Company's proprietary, self-service shipping technology. The Company designs, develops, and manufactures its patented automated shipping equipment and has historically placed them in locations that are convenient to small business shippers and consumers. The Company arranges for guaranteed shipment, insures packages during shipment, and tracks packages to their destination, providing customers with the ability to know precisely where their package is in the shipment process. Many of U-Ship's ISKs are open to the public 24 hours a day.

RESULTS OF OPERATIONS

         Revenue for the fiscal year ended June 30, 1998, increased $35,153 or 4% to $952,858 from $917,705 for the fiscal year ended June 30, 1997. The increase in revenue is the result of the ISKs that were placed in service in multiple locations of national retailers between July and December 1997, which increased package volume levels. The Company's expectations of package volume at new ISK locations, however, have not been met to date.

         As a result, the Company expects to redeploy the majority of these ISKs within a more concentrated geographical market. The Company reached an agreement to remove ISKs deployed with one multiple location retailer in September 1998, and is currently negotiating with another retailer to remove ISKs, in order to implement a new ISK placement strategy.

         Direct shipping and equipment sales expenses decreased by $17,283 or 2% to $775,438 from $792,721 in fiscal year 1997. The decrease is primarily due to the de-emphasis on the placement of new Company-owned ISKs.

         General and administrative expenses for the fiscal year ended June 30, 1998, decreased $106,582 or 6% to $1,822,171 from $1,928,753 in fiscal year
1997. Personnel expenses decreased by $188,650 while ISK depreciation expense increased. In April 1997, the Company implemented cost-cutting measures through the reduction of staff and the deferral of certain expenditures. Additional staff reductions and operating expense reductions were implemented during December of 1997 and the results of these reductions were realized in the third and fourth quarters of fiscal 1998.

         Marketing and sales expenses for the fiscal year ended June 30, 1998 decreased $483,850 or 84% to $92,292 from $576,142 for the fiscal year ended June 30, 1997. The decrease is due to reductions in staff and the termination of related marketing efforts during the first quarter of fiscal 1998.

         Research and development expenses for the fiscal year ended June 30, 1998, decreased $70,151 or 29% to $167,741 from $237,892 for fiscal year 1997.
The Company's research and development activities were focused primarily on the total unattended stand-alone ISK model 3100 and no new significant development activities were undertaken during the fiscal year. Research and development expenses relate primarily to the development of new software tools for the ISKs and costs associated with the development of new experimental models of the ISK.

         Interest income decreased to $25,863 for the fiscal year ended June 30, 1998 compared to $108,577 for the fiscal year ended June 30, 1997 as a result of the Company's short term investments being used to fund operating deficits. Interest expense was increased by $3,517 resulting from additional financing assumed by the Company.

         Net loss for the fiscal year ended June 30, 1998 decreased by $626,788 to $1,901,130 from $2,527,918 for the comparable period in the prior year. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset its investment and operating expenses. There can be no assurance that the revised business strategy will result in profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

         In order to finance the implementation of the revised business strategy outlined above, the Company closed on two private placements to raise over $2.6 million equity capital from private investors during the fiscal year ended June 30, 1998. By separate closings on June 2, 1998, and June 8, 1998, the Company completed a private placement in which it sold to accredited investors 2,883,824 shares of its newly-created Series A Cumulative Preferred Shares, together with Warrants to purchase 1,441,912 shares of Common Stock. The Preferred Shares and Warrants were sold in Units, at a purchase price of $1.20 per Unit. Each Unit consisted of two (2) Preferred Shares and one (1) Warrant to purchase one share of Common Stock at a price of $1.75 per share. Each of the Preferred Shares is convertible into the Company's $0.004 par value common stock (the "Common Stock") and is entitled to a 5% cumulative annual dividend. Subject to their registration under, or exemption from, applicable federal and state securities laws, the Warrants may be exercised to purchase Common Stock any time before May 1, 2001. Pursuant to their subscription agreements, investors in this offering received both demand and "piggy-back" registration rights with respect to registration of the sale of the Common Stock into which the Units may be converted. The Units were offered by R.J. Steichen & Co. (the "Agent"), a non-exclusive agent of the Company on a "best efforts, all or none" basis. The total consideration received by the Company for the sale of these Units was $1,477,856, net of interest ($7,080) and the Agent's commissions and non-accountable expenses and other expenses of the offering. The Agent purchased for $50.00 a Warrant to purchase up to 288,381 shares of the Company's common stock at an exercise price of $.60 per share.

         In April 1998, certain accredited investors (the "Additional Investors") purchased, in a private placement transaction an aggregate of 785,837 Units at a price of $1.20 per Unit, for a total consideration received by the Company of $943,003. These Units were sold by the Company without the services of the Agent. Closing procedures for such private placement were completed in May 1998. The terms and conditions of these Units were identical to those sold to investors by the Agent in the above-referenced June 1998 private placements. Pursuant to their subscription agreements, the Additional Investors were granted both demand and "piggy-back" registration rights with respect to registration of the sale of the Common Stock into which the Additional Investors' Units may be converted. These registration rights are identical to the registration rights being granted to investors in the Units pursuant to the above-described private placements. The total net consideration from the sale of the Units in the two offerings described above was $2,420,859. In April 1997, to meet working capital requirements, the Company completed a private placement of its Common Stock raising approximately $1.6 million.

         The Company completed a public offering in May 1996, which raised approximately $5.1 million. During the first quarter of fiscal 1997, the Company received an additional $0.3 million as a result of the exercise by the underwriter of its over-allotment option. The Company used approximately $1.9 million of the public offering proceeds to repay bridge notes and bank debt, leaving net proceeds of approximately $3.5 million to finance growth and working capital. The Company is currently operating at a loss and depends on cash generated through its equity offerings to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form.

         The Company's loss for the fiscal year ended June 30, 1998 was $1,901,130. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ISK network and the costs incurred in supporting this network, and in pursuing other aspects of its revised business strategy. The Company believes that these programs, while initially requiring additional cash outlays, will result in greater package shipping revenues per shipping center, although no assurance can be given that volumes will increase appreciably as a result of these initiatives in the near future, if at all. The Company expects that its current ISK network and other operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

         Inventory decreased by approximately $252,276 as of June 30, 1998, compared to June 30, 1997. The Company has reduced its purchase of materials during the year and is drawing down its current inventory stock to fulfill its service agreements. Accounts receivable decreased by approximately $55,154 from June 30, 1997 to June 30, 1998 due to concentrated collection efforts. Accounts payable decreased by approximately $82,898 over the same period due to the decreased level of inventory purchases. Accrued liabilities and deferred revenue decreased due to reductions in the liability associated with the possible exercise of return rights on the ISKs, as well as due to severance payments to officers and the payments of sales and use taxes.

         Based on current commitments and on going working capital needs, the Company believes that it will require substantial additional debt or equity funding to continue to implement its revised business strategy, including acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is likely that additional equity financing will be highly dilutive to existing shareholders.

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

LOSSES FROM OPERATIONS; GOING CONCERN UNCERTAINTY

         The Company entered its current business in 1992 and has a limited operating history. The Company's business is subject to all the risks inherent in the establishment of a new business. The Company has never generated net income, continues to sustain substantial operating losses and expects to continue to operate at a loss for the foreseeable future. For the fiscal year ended June 30, 1998, the Company's net sales were $952,858 and the Company incurred a net loss of $1,901,130. At June 30, 1998, the Company had an accumulated deficit of $9,772,343 and working capital of $2,147,686. The Company will continue to incur losses at least until ISKs in service generate sufficient revenues to offset operating costs or until aspects of the revised business strategy bear fruit. The Company expects the proceeds from its private placements in fiscal 1998 will allow it to continue operations throughout fiscal 1999. If the Company's business does not turn around, or if it cannot raise future funds through equity or debt financing, the Company may be unable to continue as a going concern. As of June 30, 1998, 303 ISKs were in operation in 40 states and Canada. In fiscal years 1996 and 1997, the Company had in service 156 and 300 ISKs, respectively. For the years ended June 30, 1997 and 1998, the Company processed 55,470 and 55,412 individual shipping transactions, respectively.

         During the fiscal year ended June 30, 1998, the Company's general and administrative expenses were $1,822,171, or approximately 200% of revenue. No assurances can be given that the Company's operations will ever generate revenue sufficient to cover general and administrative expense and cost of sales.

         The reports of the Company's independent public accountants concerning the Company's financial statements as of June 30, 1997 and 1998 contain explanatory paragraphs relating to the Company's ability to continue as a going concern. There can be no assurance that the Company will ever achieve profitable operations. The Company expects that it will require additional debt or equity financing to continue its business and provide financing for acquisitions. The Company has not made arrangements for additional financing and no assurance can be given that it will be able to secure such financing when needed.

NO DIVIDENDS

         The Company has never paid a dividend on its common stock and does not anticipate paying dividends in the foreseeable future on any of the Company's securities, including its Series A Cumulative Convertible Preferred Stock. While the Series A Cumulative Convertible Preferred Stock bears a 5% dividend, the Company does not anticipate that funds will be available in the foreseeable future to pay such dividends. These dividends will accumulate.

MARKET ACCEPTANCE OF PRODUCTS AND SERVICES

         The Company has placed ISKs in locations in 40 states from Alaska to New York and Canada. A prerequisite to the Company's success will be the development of demand for self-service, automated shipping services and wide placement of ISKs at high volume retail and other business locations. Self-service, automated shipping is unproven and there can be no assurance that such demand or market acceptance will develop. To date, the Company has had only limited success in creating a demand for automated shipping services and the number of shipping transactions utilizing the Company's ISKs are significantly lower than expected. While the Company is undertaking efforts to address these problems and to create a demand for the ISKs, the marketing and other costs of doing so is beyond the Company's current financial resources. There can be no assurance that the Company will ever be able to develop acceptance for self-service automated shipping. The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of carriers, and carriers affiliated with direct air carriers, including UPS, Federal Express Corporation, DHL Worldwide Services and Airborne Express. These established carriers, together with the U.S. Postal Service, process the vast majority of consumer and small business package shipping transactions. There can be no assurance that any of such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's ISKs in preference to the shipping services offered by its competitors. The failure to achieve market acceptance will have a material adverse effect on the Company's business. There can be no assurance that the Company will have the resources or the capacity to meet the demand, if any, for its products.

         The Company's revised business strategy includes the expansion of its business of manufacturing non-shipping interactive kiosks, and to enter the intraday courier business. There can be no assurance, however, that there will be a demand for such products or services, or that the Company will have the resources to meet any such demand.

DEPENDENCE UPON CARRIERS

         The Company is substantially dependent upon UPS to pick up and transport packages processed via the Company's ISKs. Any interruption in, or increase in price of, such service, or the failure of the Company to continue to maintain arrangements with UPS or to develop relationships with other package carriers, would cause an interruption of service to the Company's customers and would have a material adverse effect upon its business. The Company has no control over the nature, cost or availability of services provided by any carrier, including UPS, and has no long-term contracts with such carriers. While the Company's revised business strategy envisions the development of a Company-operated network to consolidate the collection and delivery of packages to carriers such as UPS, no assurance can be given that strategy can be profitably implemented.

SUBSTANTIAL INVESTMENT IN EQUIPMENT

         As a part of its business strategy, the Company seeks to place ISKs in locations that it believes have the potential to generate high package volume and with businesses that it believes have multiple strategic locations, such as business centers and other service provider chains. Although the Company has previously been able to sell ISKs with financing from third party lessors, no assurance can be given that such financing will be available in the future, if required.

RELIANCE UPON THIRD PARTIES FOR FINANCING

         Historically, the Company has relied extensively upon third parties to provide lease financing for ISKs sold or leased to retailers. While the Company's focus has shifted away from the placement of ISKs in reliance on lease financing, it may seek third-party financing of other kinds for sales to customers in the future. In addition, the Company is seeking to require third parties to finance the placement of ISKs. The Company has no commitments from third parties to provide financing to it or its customers, and there can be no assurance that such financing will be available to the Company on terms acceptable or favorable to it or its customers. In the event the Company determines to make third party leases or financing arrangements a part of its marketing strategy, and is unable to maintain relationships with third parties to provide such financing, its business could be adversely affected.

ABILITY TO FORM STRATEGIC RELATIONSHIP WITH CARRIERS

         The Company's revised business strategy includes the formation of strategic relationships with major carriers, to whom the Company continues to market its automated shipping technology. To date, the Company has had limited success in creating such relationships. The Company believes that relationships with carriers and other strategic partners will enable it to deploy its proprietary technology in the market by leveraging a partner's established service and distribution channels. There can be no assurance that the Company will be able to successfully conclude any such strategic relationships or that if concluded, the same would be financially successful.

DEPENDENCE ON PROPRIETARY RIGHTS

         The Company's success depends, in part, upon its ability to protect its proprietary technology, for which it relies on a combination of patent, copyright, trademark and trade secret laws. Although the Company has received patents for its ISK, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the Company's product. The Company believes that one or more major carriers, all of which have greater financial, technical and marketing resources than the Company, have attempted to develop or purchase products or technologies competitive with the Company's ISKs. See "Description of Business - Competition." The Company is aware of the fact that the U.S. Postal Service is in the process of developing a self-service, automated postal transaction machine ("PTM"), which, the Company believes, will enable consumers to ship letters and packages via the United States mail. The Company is unaware of whether the PTM, or parts thereof, infringe upon any of the Company's proprietary technology. Should the Company determine that its patents are being infringed, it could incur substantial legal costs in any action to enforce its patents or other intellectual property rights, and there can be no assurance that it would be successful in any such action.

TECHNOLOGICAL RISKS

         The Company anticipates that any market which develops for automated shipping services or other interactive kiosk products will be characterized by rapidly changing technology and user preferences. Such market will likely be heavily influenced by the preferences and acceptance of such technology by major package and parcel carriers and users of interactive kiosk products. There can be no assurance that future product or technology developed by others will not render obsolete the Company's technology. Failure on the part of the Company to develop new technology to meet competitive challenges may adversely affect the Company's prospects.

FRANCHISE REGULATION

         The Federal Trade Commission regulates the offer and sale of franchises under its "Franchise Rule," a regulation which sets forth standards mandating disclosure of information before the sale of a franchise or business opportunity. Additionally, several states, including Minnesota, have laws and rules that regulate various aspects of franchising and the sale of business opportunities. The Company believes that its programs for the sale, lease or placement of ISKs do not constitute franchises or business opportunities within the meaning of the Franchise Rule or such state laws. If the Company should be required to comply with such laws or rules it would incur substantial costs, delays and other burdens associated with franchise registration and disclosure compliance obligations. In addition, there can be no assurance that other governmental regulations will not hinder the Company's plans. A finding that the Company has violated state franchise laws or regulations or the Franchise Rule could result in administrative, civil or criminal actions against the Company and would materially and adversely affect its business. In addition, if the Company is found to have violated franchise laws, certain persons entitled to the benefit of such laws may have the right to rescind their purchases or leases of the Company's ISKs, in addition to recovering damages, interest and attorneys' fees. The Company does not believe, however, that it has operated in violation of any franchise laws.

COMPETITION

         The commercial (non-U.S. Postal Service) package shipping market is dominated by a relatively small number of companies which have more experience in the industry and have greater financial and technical resources than the Company. Both Federal Express and UPS have test marketed automated self-service shipping terminals, but have, to the best of the Company's knowledge, discontinued such tests, and neither of them currently operates competing machines in the market that are comparable in form and function to the Company's ISK. The Company is aware, however, that the U.S. Postal Service is in the process of developing the PTM. Because the Company's ISK does not currently permit consumers to ship packages through the United States Mail, to the extent that the PTM will, it may discourage people from using the Company's ISKs. The Company also competes with major air express carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, all of which deploy large numbers of "drop boxes" which compete with the Company's ISKs. According to industry sources, these carriers are deploying additional drop boxes on an ongoing basis. Many of such boxes have or will be installed in business centers, office parks and shopping malls, which could be potential sites for the Company's ISKs. There can be no assurance that such dominant commercial package shippers or the public will adopt a self-service shipping center concept or that they will select the Company's products and services in preference to their current methods of package collection, or to those of the Company's competitors or potential competitors. The Company also faces intense competition from the related service industry providing package collection services, such as mail and packaging stores. The kiosk market and the courier market are also very competitive and most of the market share is currently held by companies with greater resources than the Company. Substantially all of the Company's competitors have greater resources than the Company, and many of them could develop products competitive with the Company's ISKs and interactive kiosks.

DEPENDENCE ON KEY PERSONNEL

         The Company's future success will depend in large part upon the continued service of its key technical and management personnel, and ability to continue to attract additional management and technical personnel and independent contractors. The Company is also dependent on its ability to identify, hire, train and motivate qualified personnel necessary to enable it to continue ongoing product development and to market its products and services. The departure of key employees could have a material adverse effect on the Company's business. No assurance can be given that the Company's current employees will continue to provide services to the Company, or that the Company will be able to obtain the services of additional personnel necessary for the Company's operations.

NO ASSURANCE OF CONTINUED QUOTATION ON THE NASDAQ STOCK MARKET; PENNY STOCK
RULES

         The Company's common stock is currently listed on the Nasdaq SmallCap Market. On August 22, 1997, the Securities and Exchange Commission (the "Commission") approved a number of proposed changes to the Nasdaq listing requirements that became effective February 22, 1998. These changes include the requirement that common and preferred stock must have a minimum bid price of $1.00. All companies listed on the Nasdaq SmallCap Market must meet specific corporate governance requirements. A company listed on the Nasdaq SmallCap Market must also have either net tangible assets of over $2 million, a market capitalization of $35 million or net income of $500,000, a public float of 500,000 shares, and the market value of such public float must be over $4 million. From approximately July 2, 1998, through and including September 19, 1998, the Company's common stock had a closing bid price below $1.00. On September 17, 1998, the Company received notification from Nasdaq of it non-compliance with the minimum bid price continued listing requirement. The Company will be provided ninety (90) calendar days in which to regain compliance with the minimum bid price requirement. If at any time within the next ninety calendar days from September 17, 1998, the common stock reports a closing bid price of $1.00 or greater for ten consecutive trading days, it will have complied with the minimum bid price requirement. There can be no assurance that the Company will be able to comply with such minimum bid price requirement.

         Failure on the Company's part to be in compliance with the above requirements could result in the Company losing its Nasdaq SmallCap Market listing. Should the common stock be suspended from trading privileges on such market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the applicable requirements for initial inclusion on the Nasdaq SmallCap Market which are more stringent than the requirements for continued listing. Accordingly, there can be no assurance that the common stock will continue to be listed on the Nasdaq SmallCap Market. Federal regulations promulgated under the Exchange Act also regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or The Nasdaq Stock Market ("Nasdaq"), priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq, which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, if, during the time in which the common stock is quoted on the Nasdaq SmallCap Market, the common stock is priced below $5.00 per share, trading of the common stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act, which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. In such event, it may be more difficult for broker-dealers to sell the common stock and purchasers of shares of common stock may experience difficulty in selling such shares in the future in secondary trading markets.

         In the event that the common stock is delisted from the Nasdaq SmallCap Market and the Company fails other relevant criteria, trading, in shares of common stock would be subject to the full range of the Penny Stock Rules. Under Exchange Act Rule 15g-8, broker-dealers must take certain steps prior to selling a penny stock, which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; (iii) providing the investor a written identification of the shares being offered and in what quantity; and (iv) delivering to the investor a written statement setting forth the basis on which the broker or dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from the Nasdaq SmallCap Market and the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the common stock, purchasers of shares of common stock may have difficulty in selling such shares in the future in secondary trading markets and the per share price of such stock would likely be greatly reduced. The delisting of the Company's common stock from Nasdaq is also likely to adversely affect the prices for which the Company would be able to sell its equity securities.

SECURITIES ELIGIBLE FOR FUTURE SALE; POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS AND WARRANTS

         There were 4,979,709 shares of common stock, $.004 par value per share, and 4,455,498 shares of Series A Cumulative Convertible Preferred Stock, $.004 par value per share, outstanding as of June 30, 1998. An aggregate of 4,455,498 shares of Series A Cumulative Convertible Preferred Stock were sold to investors as units, each unit included one warrant to purchase one share of common stock and two shares of Series A Cumulative Convertible Preferred Stock, $.004 par value per share, each of which is convertible into one share of common stock. In addition, there were warrants and options outstanding as of such date to purchase 4,468,576 additional shares of common stock which are exercisable at prices ranging from $0.19 to $5.20 per share. In August, 1997, the Company registered 958,858 shares of common stock for resale by selling shareholders. Resales in the public market of such common stock or securities convertible into, or exercisable for, common stock could have the effect of depressing the price for the Company's common stock.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


U-SHIP, INC.                                                                PAGE
------------                                                                ----

Independent Auditor's Report................................................  28
Report of Independent Public Accountants....................................  29
Financial Statements
     Consolidated Balance Sheets............................................  30
     Consolidated Statements of Operations..................................  31
     Consolidated Statements of Shareholders' Equity........................  32
     Consolidated Statements of Cash Flows..................................  33
     Notes to Consolidated Financial Statements.............................  34

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
U-Ship, Inc.
Edina, Minnesota

We have audited the accompanying consolidated balance sheet of U-SHIP, INC. AND SUBSIDIARIES as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-SHIP, INC. AND SUBSIDIAIRIES as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net losses of $1,901,130 and $2,527,918 for the years ended June 30, 1998 and 1997, respectively. This factor, among others, as discussed in Note 2, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those factors are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/ LURIE, BESIKOF, LAPIDUS & CO., LLP
                                     -------------------------------------------
                                     LURIE, BESIKOF, LAPIDUS & CO., LLP


Minneapolis, Minnesota
August 7, 1998, except for Note 11, as to which the date is September 15, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To U-Ship, Inc.:

We have audited the accompanying consolidated balance sheet of U-Ship, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U-Ship, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $2,527,918 for the year ended June 30, 1997. This factor, among others, as discussed in Note 2, raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                     /s/ Arthur Andersen LLP
                                     -------------------------------------------
                                     ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
August 22, 1997

                          U-SHIP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997

                                     ASSETS                                1998             1997
                                                                       ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                          $    153,693     $    724,260
    Short-term investments                                                1,700,000          250,000
    Accounts receivable                                                      83,529          138,683
    Inventories                                                             501,641          753,917
    Prepaid expenses and other                                                   --           32,723
                                                                       ------------     ------------
       TOTAL CURRENT ASSETS                                               2,438,863        1,899,583
                                                                       ------------     ------------

PROPERTY AND EQUIPMENT
    Shipping centers                                                      1,335,234        1,290,952
    Furniture, fixtures, and equipment                                      537,979          558,233
                                                                       ------------     ------------
                                                                          1,873,213        1,849,185
    Less accumulated depreciation                                           934,054          496,500
                                                                       ------------     ------------
                                                                            939,159        1,352,685
                                                                       ------------     ------------

OTHER ASSETS, net                                                           174,904          186,871
                                                                       ------------     ------------

                                                                       $  3,552,926     $  3,439,139
                                                                       ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                               $     52,881     $     72,925
    Accounts payable                                                         74,143          157,041
    Accrued liabilities                                                     144,928          391,265
    Deferred revenue                                                         19,225           53,289
                                                                       ------------     ------------
       TOTAL CURRENT LIABILITIES                                            291,177          674,520
                                                                       ------------     ------------

LONG-TERM DEBT, net of current maturities                                    61,004          104,386
                                                                       ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.004 par value; 25,000,000 shares authorized,
       4,500,000 shares designated series A cumulative convertible preferred stock; 4,455,498 shares issued and outstanding in
       1998, none in 1997                                                    17,822               --
    Common stock, $.004 par value; 75,000,000 shares authorized;
       4,979,709 and 4,967,669 shares issued and outstanding
       in 1998 and 1997                                                      19,919           19,871
    Additional paid-in capital                                           12,935,347       10,511,575
    Accumulated deficit                                                  (9,772,343)      (7,871,213)
                                                                       ------------     ------------
                                                                          3,200,745        2,660,233
                                                                       ------------     ------------

                                                                       $  3,552,926     $  3,439,139
                                                                       ============     ============


                 See notes to consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 1998 and 1997

                                                      1998               1997
                                                  ------------       ------------
REVENUES                                          $    952,858       $    917,705

EXPENSES
    Direct shipping and equipment sales                775,438            792,721
    General and administrative                       1,822,171          1,928,753
    Marketing and sales                                 92,292            576,142
    Research and development                           167,741            237,892
                                                  ------------       ------------
                                                     2,857,642          3,535,508
                                                  ------------       ------------

LOSS FROM OPERATIONS                                (1,904,784)        (2,617,803)
                                                  ------------       ------------

OTHER INCOME (EXPENSE)
    Interest income                                     25,863            108,577
    Interest expense                                   (22,209)           (18,692)
                                                  ------------       ------------
                                                         3,654             89,885
                                                  ------------       ------------

NET LOSS                                          $ (1,901,130)      $ (2,527,918)
                                                  ============       ============

NET LOSS PER COMMON SHARE, basic and diluted      $       (.38)      $       (.61)
                                                  ============       ============

SHARES USED TO COMPUTE NET LOSS
    PER COMMON SHARE, basic and diluted              4,977,469          4,172,862
                                                  ============       ============


                 See notes to consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Years Ended June 30, 1998 and 1997

                                                  Series A
                                            Cumulative Convertible
                                               Preferred Stock          Common Stock        Additional
                                               ---------------          ------------          Paid-in    Accumulated
                                              Shares       Amount      Shares     Amount      Capital       Deficit        Total
                                            ---------     --------   ---------   --------   -----------   -----------   -----------
BALANCE AT JUNE 30, 1996                           --     $     --   3,916,573   $ 15,666   $ 8,568,375   ($5,343,295)  $ 3,240,746

    Public offering over-allotment of common
       stock sold to underwriter                   --           --     100,000        400       300,089            --       300,489

    Issuance of common stock in
       exchange for patent                         --           --       4,286         17        14,983            --        15,000

    Private placement of common stock              --           --     946,810      3,788     1,628,128            --     1,631,916

    Net loss                                       --           --          --         --            --    (2,527,918)   (2,527,918)
                                            ---------     --------   ---------   --------   -----------   -----------   -----------

BALANCE AT JUNE 30, 1997                           --           --   4,967,669     19,871    10,511,575    (7,871,213)    2,660,233

    Private placements of preferred stock   4,455,498       17,822          --         --     2,403,037            --     2,420,859

    Private placement of common stock              --           --      12,040         48        20,735            --        20,783

    Net loss                                       --           --          --         --            --    (1,901,130)   (1,901,130)
                                            ---------     --------   ---------   --------   -----------   -----------   -----------

BALANCE AT JUNE 30, 1998                    4,455,498     $ 17,822   4,979,709   $ 19,919   $12,935,347   ($9,772,343)  $ 3,200,745
                                            =========     ========   =========   ========   ===========   ===========   ===========


                 See notes to consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1998 and 1997

                                                                              1998            1997
                                                                          -----------     -----------
OPERATING ACTIVITIES
    Net loss                                                              $(1,901,130)    $(2,527,918)
    Adjustments to reconcile net loss to net cash flows
     used for operating activities:
       Depreciation and amortization                                          521,776         323,473
       Asset obsolescence and reserves                                        155,805              --
       Changes in operating assets and liabilities:
          Accounts receivable                                                  55,154         (79,548)
          Inventories                                                         158,615          68,476
          Prepaid expenses and other                                           32,723         (20,515)
          Checks held, not yet presented for payment                               --      (1,851,365)
          Accounts payable                                                    (82,898)        (37,186)
          Accrued liabilities                                                (246,337)        140,912
          Deferred revenue                                                    (34,064)       (366,413)
                                                                          -----------     -----------
             Net cash used by operating activities                         (1,340,356)     (4,350,084)
                                                                          -----------     -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                                      (158,427)     (1,363,630)
    Purchases of short-term investments                                    (1,700,000)       (250,000)
    Redemption of short-term investments                                      250,000              --
                                                                          -----------     -----------
             Net cash used by investing activities                         (1,608,427)     (1,613,630)
                                                                          -----------     -----------

FINANCING ACTIVITIES
    Payments on notes payable and long-term debt                              (63,426)        (67,216)
    Proceeds from sale of preferred stock                                   2,673,348              --
    Expenditures related to sale of preferred stock                          (252,489)             --
    Sale of common stock                                                       20,783       1,932,405
                                                                          -----------     -----------
             Net cash provided by financing activities                      2,378,216       1,865,189
                                                                          -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (570,567)     (4,098,525)

CASH AND CASH EQUIVALENTS
    Beginning of year                                                         724,260       4,822,785
                                                                          -----------     -----------
    End of year                                                           $   153,693     $   724,260
                                                                          ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                $    22,209     $    18,692

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued in exchange for patent                            $        --     $    15,000
    Property and equipment leased under capital lease                              --         186,091



                 See notes to consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

       The Company

       U-Ship, Inc. (the Parent), a holding company, has two subsidiaries, U-Ship International, Ltd. (International) and U-Ship America, Inc. (America), collectively referred to as the Company. International is in the business of developing, manufacturing, and operating equipment used as automated self-service intelligent shipping kiosks (ISK) throughout the United States and Canada. America is an inactive subsidiary.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Parent, International and America. All intercompany balances and transactions were eliminated in consolidation.

       Use of Estimates

       The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

       Cash Equivalents and Short-Term Investments

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents, which consist primarily of money market accounts.

       Short-term investments consist of marketable securities classified as available-for-sale and are recorded at market value, which is equal to cost. These investments may be redeemed upon demand at their par value, and therefore have minimal risk associated with them.

       Inventories

       Inventories are stated at the lower of cost, using the first-in, first-out method (FIFO), or market.

       Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is included in general and administrative expenses and is provided using the straight-line method over the estimated useful lives of the related assets as follows:

                Shipping kiosks                          3-4 years
                Furniture, fixtures, and equipment       3-5 years

       (continued)

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
       (CONTINUED)

       Other Assets

       Other assets primarily represent costs related to the intelligent shipping kiosk patents. These costs are amortized using the straight-line method over 5 and 15 years.

       Financial Instruments

       The carrying amounts of financial instruments consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt approximate their fair values.

       Revenue Recognition

       Approximately 75% of the Company's revenue is from the per package shipping activity. Additional revenues are from the sales of ISK and custom built intelligent kiosks, and to a lesser extent, from the sale of shipping supplies and maintenance contracts.

       Package shipping revenue is recognized when the package is shipped. Revenue from maintenance contracts is deferred and recognized over the period of the related agreements.

       The Company recognizes revenue from sales of ISK upon delivery and installation. Certain sales agreements prior to 1998 allowed the customer to return the ISK under certain circumstances within the first 12 months. Such revenue and related costs were deferred until return rights lapsed.

       Most of the ISK sales prior to 1998 were financed by third-party equipment lessors. The lessor had certain recourse to the Company in the event of customer default or return of the automated shipping center, primarily to remarket the ISK on a best-efforts basis. The Company's obligations under such recourse arrangements were fulfilled or expired.

       Concentrations of Credit Risk

       Concentrations of credit risk with respect to accounts receivable for package revenues are limited due to the large number of customers comprising the Company's customer base and their geographical dispersion. The Company generally does not require collateral or other security for customer receivables. The Company sells ISK to third-party leasing companies and, at times, could maintain individually significant receivable balances with primary leasing companies. Company credit card receivables are monitored and controlled through credit checks, verification of bank references, and regular monitoring. An allowance for doubtful accounts is evaluated periodically based on management's evaluation of collectibility, historical experiences, and other economic factors.

       At June 30, 1998, approximately 37% (Note 11) and 24% of the ISKs generating package shipping revenue are located with two entities with nationwide retail locations. The 24% are located under an agreement whereby each location's obligation expires three years after installation. These expire beginning August 1999 through July 2000.

       The Company is dependent on United Parcel Service for all package shipping.

       (continued)

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
       (CONTINUED)

       Research and Development Costs

       Research and development costs are charged to expense as incurred.

       Accounting for Stock-Based Compensation

       The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25 and provides the pro forma disclosures required by Statement of Financial Accounting Standards
       (SFAS) No. 123.

       Net Loss Per Common Share

       The Company adopted SFAS No. 128, "Earnings per Share", during the quarter ended December 31, 1997. SFAS No. 128 requires the presentation of both basic earnings per share and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options, and warrants), diluted earnings per share on the face of the statement of operations. All prior period amounts were restated to conform with SFAS No. 128. Basic earnings per share is computed by dividing income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all potential common stock outstanding during a period, if dilutive. In computing diluted earnings per share, the average stock price is used in determining the number of shares assumed to be repurchased from the exercise of stock options. For fiscal 1998 and 1997, the numerator and denominator in the basic and diluted per share computations were the same.

       All options and warrants to purchase common stock and all series A cumulative convertible preferred stock were considered anti-dilutive due to the net losses incurred during 1998 and 1997 and, therefore, excluded from the calculation of diluted net loss per common share.

       New Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements for fiscal years beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods is required. The Company will adopt SFAS No. 130 beginning in fiscal 1999 and management does not expect the implementation to have a material effect on its financial statements.

       In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for fiscal years beginning after December 15, 1997. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 in fiscal 1999. SFAS No. 131 only addresses disclosure and reporting issues, therefore its adoption will not have a material effect on the Company's financial position or results of operations.

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     GOING CONCERN -

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

       The Company incurred net losses of $1,901,130 and $2,527,918 for the years ended June 30, 1998 and 1997, respectively, and unaudited information indicates that losses are continuing subsequent to June 30, 1998. The Company's ability to continue present operations, further develop potential proprietary products, and operate as a going concern is contingent upon approval, acceptance, and sales of the Company's products and the ability to obtain financing that might not be available. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

       In connection with raising additional capital through the preferred stock private placements (Note 6) several new board members were appointed, along with new members of senior management. The new management adopted new strategies for the Company and developed a plan of action as follows:

         * The Company announced plans to acquire one or more local, same day delivery, couriers. The Company is pursuing acquisitions which will allow it to capitalize on its technology in the shipping industry and become less reliant on national carriers.

         * The Company is pursuing additional strategic alliances to expand the development and marketing of its core technology beyond shipping stations and continuing to market and develop custom build intelligent kiosks.

         * The Company is redeploying the existing ISK. The Company recently negotiated to terminate a three year installation and service agreement with a nationwide retailer (Note 11). The Company determined that these ISK were substantially underperforming. The Company intends to redeploy these and other underperforming ISK to sites where greater revenues and margins can be achieved.

         * The Company intends to concentrate its ISK in the redeployment effort in the greater Twin Cities Metropolitan area. The Company expects to be able to achieve significant savings on service and maintenance, as well as sales and marketing costs by having the core group of ISK within a single geographic area.

       Management believes the successful completion of its plans and activities will result in a greater array and awareness of its products and services resulting in increasing revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans, that the current working capital will be able to meet the Company's ongoing business needs, or that the Company will be able to raise additional funds, if necessary. In the event the Company's activities do not result in increased revenues and cash flows or working capital is not adequate to meet its ongoing business needs, and the Company is not able to raise additional financing to meet its operating needs, it may no longer be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     INVENTORIES -

       Inventories consist of ISK in various stages of completion, including component parts. Inventories consist of the following:

                                                        1998            1997
                                                     ----------     ----------
             Raw materials and work components       $  467,932     $  718,217
             Finished goods                              33,709         35,700
                                                     ----------     ----------
                                                     $  501,641     $  753,917
                                                     ==========     ==========

       Raw material and work components were reduced by a reserve of approximately $40,000 and $50,000 in 1998 and 1997, respectively.


4.     LONG-TERM DEBT -

       Long-term debt consists primarily of capital lease obligations. Future maturities are as follows:

                         Year Ending
                           June 30,              Amount
                           --------            ----------
                             1999              $   52,881
                             2000                  35,606
                             2001                  22,457
                             2002                   2,941
                                               ----------
                                               $  113,885
                                               ==========


5.     INCOME TAXES -

       As of June 30, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $9,200,000, which expire beginning in the year 2005. Because of the lack of profitability, a valuation allowance equal to the deferred tax asset has been recorded.

       Under Internal Revenue Code Section 382, utilization of approximately $3,000,000 of these net operating loss carryforwards are limited to approximately $640,000 each year. The carryforward is cumulative if not utilized each year.

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     CAPITAL STOCK -

       Series A Cumulative Convertible Preferred Stock

       In April 1998, the Company designated 4,500,000 shares of its authorized but unissued preferred stock as series A cumulative convertible preferred stock. The series A preferred shares are convertible into common stock and are entitled to a cumulative annual dividend of $.03 per share. The stock is convertible beginning November 1, 1998, at an initial conversion rate of one share of common stock for each preferred share, to be adjusted if additional common stock is issued for less than $.60 per share. This preferred stock contains additional voting rights, as a class, regarding the authorization or issuance of additional stock with priority, or parity with the stock, mergers, consolidations, or disposals of all or substantially all assets of the Company. This preferred stock also contains certain liquidation preferences.

       The Company sold 4,455,498 shares of its series A cumulative convertible preferred stock in private placements in May and June 1998, raising approximately $2,421,000, net of expenses of approximately $252,000. The shares were sold in units at a purchase price of $1.20 per unit, each unit consisting of two preferred shares and one warrant to purchase one share of common stock at a price of $1.75 per share. The warrants may be exercised any time before May 1, 2001. The shares were sold to various investors, certain directors, and officers of the Company. In connection with the private placement in June 1998, the placement agent received warrants to purchase up to 288,381 shares of common stock at $.60 per share. These warrants are exercisable for three years beginning one year from the date of issuance.

       Common Stock

       The Company sold 946,810 shares of common stock at $1.725 per share in April 1997, raising approximately $1,632,000 in a private placement. The shares were sold to certain existing institutional shareholders, certain directors, and officers of the Company. In fiscal year 1998, an additional 12,040 shares were sold.

       During fiscal year 1997, the Company issued 4,286 shares of common stock for a patent, with a value of $15,000.


7.     STOCK OPTIONS AND WARRANTS -

       Stock Options

       During 1995, the Company established an employee stock option plan which reserved 450,000 shares of the Company's common stock. In March 1998, an additional 500,000 shares were reserved under this plan. Under the plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees and contractors at a price of not less than the fair market value at the time of the grant for incentive stock options. Outstanding options expire at various dates through March 2008.

       (continued)

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     STOCK OPTIONS AND WARRANTS - (CONTINUED)

       Stock Options (continued)

       In January 1996, the Company adopted the 1996 Director Stock Option Plan authorizing up to 100,000 options to be issued. These options are issued at a price of not less than the fair market value at the time of grant, expire within five years, and are exercisable at the fair market value at the date of grant.

       Stock option activity consists of the following:

                                           1998                    1997
                                ------------------------   ---------------------
                                               Weighted-               Weighted-
                                                Average                 Average
                                               Exercise                Exercise
                                   Options      Price       Options     Price
                                -----------  -----------   ---------  ----------

  Outstanding, beginning of year   337,500   $   3.48       107,000    $   4.09

     Granted                       637,000       0.52       254,500        3.20
     Expired                       (42,500)      4.00          -            -
     Forfeited                    (164,250)      2.98       (24,000)       3.30
                                 ---------                ---------

  Outstanding, end of year         767,750   $   1.10       337,500    $   3.48
                                 =========   ========     =========    ========


       Options outstanding at June 30, 1998, are as follows:

                                                                 Weighted-
                                                                  Average
                Range of                                         Exercise
                Exercise prices                 Options           Price
                ---------------               ---------        -----------
                $0.19 - $0.38                    15,000        $   0.31
                    $0.40                       550,000            0.40
                $1.44 - $1.50                   100,000            1.47
                $3.13 - $5.20                   102,750            3.70
                                              ---------
                $0.19 - $5.20                   767,750        $   0.98
                                              =========        ========

       Substantially all options outstanding are exercisable at June 30, 1998.

       (continued)

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     STOCK OPTIONS AND WARRANTS - (CONTINUED)

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per common share would increase to the following pro forma amounts:

                                                        1998            1997
                                                    ------------    ------------
         Net loss:
            As reported                             $(1,901,130)    $(2,527,918)
            Pro forma                                (1,931,103)     (2,643,393)

         Loss per common share, basic and diluted:
            As reported                                    (.38)           (.61)
            Pro forma                                      (.39)           (.63)

       Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1998 and 1997 was $.45 and $2.71, respectively.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.25% for 1998 and 6.4% for 1997; no expected dividends; expected lives of 5 years; and expected volatility of 154% and 119% for 1998 and 1997 grants, respectively.

       Warrants

       Warrants totaling 2,516,130 were issued in connection with the preferred stock sold in 1998 (Note 6). An additional 100,000 Warrants were issued in 1998 at an exercise price of $.60 per share. Warrants to purchase 1,087,196 shares of common stock were issued prior to fiscal year 1997, of which 2,500 expired in 1998. These warrants are outstanding and exercisable at June 30, 1998, at prices ranging from $2.80 to $4.56, with a weighted average exercise price of $3.43 per share. Warrants outstanding at June 30, 1998, totaled 3,700,826, exercisable at prices ranging from $.60 to $4.56 per share through 2003.


8.     LEASE COMMITMENT -

       The Company leases facilities under an operating lease which expires in March 1999. The lease requires monthly rent of $7,600 plus the Company's share of certain operating expenses and real estate taxes over a certain amount. Rent expense was approximately $125,000 and $109,000 in 1998 and 1997, respectively.

                          U-SHIP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     EMPLOYEE BENEFIT PLAN -

       The Company has a 401(k) retirement plan for qualified employees. The Company has not made any contributions to the plan.


10.    SHIPPING CLAIMS -

       The Company may have exposure to the maximum extent of the declared value of a shipped package in the event of its damage or destruction while in the possession of the Company or the retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transactions documentation; however, the Company has no insurance which would protect it against losses from shipping claims. Through June 30, 1998, claims against the Company have not been significant.


11.    SUBSEQUENT EVENTS -

       Effective September 15, 1998, the Company and a nationwide retailer agreed to terminate its three year installation and marketing agreement dated October 1996. The termination agreement requires the Company to remove, within 90 days, all ISK located in the retailer's locations, which account for approximately 37% of the ISK currently generating package shipping revenue.

       Subsequent to June 30, 1998, two additional subsidiaries were formed:
       Intelligent Kiosk Company and Advanced Courier Services, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The directors and executive offices of the Company are as follows:

        Name                 Age    Position(s)
        ----                 ---    -----------

        Peter C. Lytle       49     Chairman, President, Chief Executive Officer
                                    and Director

        Timothy G. Becker    38     Treasurer, Chief Financial Officer and
                                    Director

        Marshall T. Masko    41     Vice Chairman and Director

        Kenneth D. Zigrino   42     Vice President - Administration, General
                                    Counsel and Secretary

        Bruce H. Senske      43     Vice President - Technology and Director

        James Bartholomew    41     Director

        Gary W. Ramsden      40     Director

        Marlin Rudebusch     51     Director

        Susan M. Clemens     36     Director


        PETER C. LYTLE. Mr. Lytle became employed by the Company in May 1998 and has served as the Company's Chairman, President, Chief Executive Officer and a director since June 1998. From March 1998 to May 1998, Mr. Lytle rendered consulting services to the Company in connection with its strategic restructuring. Mr. Lytle is a principal with the Business Development Group (the "BDG") which he co-founded in 1994. The BDG provides turn-around management services, investment banking and strategic planning to companies in the United States and Europe. His responsibilities at the BDG included acting as CEO and Chairman of Primo Piatto, Inc. during a successful acquisition of the Borden Pasta Manufacturing business (which was recently sold to Dakota Growers) and acting as Chairman of Pink Business Interiors during a successful employee buyout and reorganization. From 1986 to 1994, Mr. Lytle was employed by Land O' Lakes, Inc. in a variety of positions from Vice President of Advanced Food Sciences to General Manager of Business Development. Prior to this time he has held positions with the Beatrice Companies as a Group Brand Manager, and Allied International as Vice President of Marketing and Business Development. He currently is on the Board of Directors of Humanetics, Inc., BioSun Systems, Inc., Agrotec, Inc. and Pink Business Interiors, Inc. He is on the Board of Advisors for the Center for Advanced Biotechnology in Africa, and Menu Direct, Inc.

        TIMOTHY G. BECKER. Mr. Becker is a director of the Company and has served as its Chief Financial Officer and Treasurer since June 1998. From March 1998 to June 1998, Mr. Becker rendered consulting services to the Company in connection with its strategic restructuring. Since 1994, Mr. Becker has worked as an independent financial workout consultant for his own firm, the Becker Group, Ltd., and during this time Mr. Becker served as Chief Financial Officer of Primo Piatto, Inc. Between February, 1992 and February, 1994, Mr. Becker was employed as

Director of Business Systems for Munsingwear, Inc. Prior to 1992, Mr. Becker, was employed as Senior Manager with Ernst & Young LLP's Restructuring and Reorganization Consulting Practice. Mr. Becker has over 15 years of experience with a variety of companies during periods of financial crisis and rapid change along with positioning companies and their balance sheets for sale, merger or acquisitions. Mr. Becker is a Certified Public Accountant and is on the Board of Directors of the Minnesota Chapter of Turnaround Management Association.

        MARSHALL T. MASKO. Mr. Masko was elected as Vice Chairman and a director of the Company in June, 1998. In addition, Mr. Masko has been retained as an independent consultant to assist the Company in its marketing efforts. From April 1996 to February 1998, Mr. Masko served as the Senior Vice President - Marketing of NordicTrack. From August 1994 to March 1996, he served as Senior Vice President and General Manager of K-tel, International. Prior to that, Mr. Masko was Group Vice President - Marketing for NordicTrack from January 1990 to July 1994. His career experience includes new product development, brand management, advertising management, direct response marketing, international marketing, sales and retail marketing, strategic planning and business development.

        KENNETH D. ZIGRINO. Mr. Zigrino joined the Company in May, 1998 and has served as its Vice President of Administration, Secretary and General Counsel since June 1998. From March 1998 to May 1998, Mr. Zigrino rendered consulting services to the Company in connection with its strategic restructuring. Mr. Zigrino practiced law in his own firm between November 1996 and May 1998, and between January 1990 and January 1995. He served as President of the law firm of Zigrino & LoGalbo, P.A. from January 1995 to November 1996.

        BRUCE H. SENSKE. Mr. Senske is a director of the Company and serves as its Vice President of Technology. He has been employed by Manchester Financial Group, Inc. since June 1998 and currently consults with the Company through Manchester. Mr. Senske has served as the Company's President and Chief Executive Officer from January 1993 until June 3, 1998, with the exception of the period of June 5, 1997 to July 24, 1997, when he was removed as Chief Executive Officer by action of the Company's Board of Directors. On July 24, 1997, Mr. Senske was re-appointed as the Company's Chief Executive Officer. Mr. Senske has been a member of the Company's Board since January 1993, and served as its Chief financial Officer and Treasurer between January 1993 and November 1996. From 1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, Inc. which became a division of the Pitney Bowes Company in 1990, a manufacturer of transportation management software systems.

        JAMES A. BARTHOLOMEW. Mr. Bartholomew was elected to the Company's Board in March 1998. Mr. Bartholomew has been a financial and strategic workout consultant for the last eleven years with his own firm. Mr. Bartholomew is a certified public accountant and has been involved in a substantial number of workout engagements including negotiations of acquisitions and divestitures, negotiations with secured lenders, banks, asset based lenders, subordinated note holders and unsecured creditors. He was employed by the firm Deloitte, Haskins and Selles between July, 1978 and April 1978. He is a member of the Board of Directors of the Minnesota Chapter of Turnaround Management Association.

        GARY W. RAMSDEN. Mr. Ramsden served as the President of U-Ship International, Ltd., a subsidiary of the Company, from its inception in September 1991 to January 1993, and has served as a director of the Company since June 1992. Mr. Ramsden is currently an officer and director of Commonweal Holdings, Ltd. in Eau Claire, Wisconsin. From October 1989 to March 1991, Mr. Ramsden was employed in sales and management capacities for Crandell Moving and Storage, Incorporated in Altoona, Wisconsin.

        MARLIN RUDEBUSCH. Mr. Rudebusch was elected to the Company's Board in March 1998. Mr. Rudebusch is the Business Unit Director for Renal Systems division of Minntech Corporation, by which he has been employed since December, 1997. Prior to joining Minntech, he was Vice President of Marketing of Nutrition Medical from September, 1994 through November, 1997 and was Director of Marketing at AudioScience from 1993 to 1994. He served in various sales and marketing management positions at Medtronic, Inc. between 1981 to 1993.

        SUSAN M. CLEMENS. Ms. Clemens was elected to the Company's Board in June 1998. Since February 1998, Ms. Clemens has been employed by Dakota Growers Pasta Company in the position of Vice President of Human

Resources. From August 1997 to February 1998, she was employed by Primo Piatto, Inc. as Vice President of Human Resources and Administration. From January 1993 to August 1997, Ms. Clemens was the Senior Human Resources Manager for Borden Foods Corporation. Between September 1986 to January 1993 she was employed by Tiro Industries, Inc. as Human Resources Manager.

        There is no family relationship between directors or executive officers of the Company.

COMMITTEES

        The Company has established a Compensation Committee and an Audit Committee.

        The Compensation Committee currently consists of Susan M. Clemens, Marlin Rudebusch and Peter C. Lytle. The Compensation Committee reviews and approves the Company's compensation policies and administers its option plans.

        The Audit Committee currently consists of James A. Bartholomew, Timothy
G. Becker and Gary W. Ramsden. The Audit Committee is responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 1998 its directors and executive officers filed all reports on a timely basis except as follows: (a) initial reports on Form 3 following their elections or appointments as executive officers or directors of the Company by James A. Bartholomew, Marlin Rudebusch, Timothy G. Becker, Susan M. Clemens, Kenneth D. Zigrino, Peter C. Lytle and Marshall T. Masko through inadvertence were filed late; (b) securities ownership reports on Form 4 by Bruce H. Senske in connection with his purchase of 15,000 Units in connection with the Company's 1998 private placement was filed late.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company during the fiscal years ended June 30, 1998, June 30, 1997 and June 30, 1996. The Company has not formalized employment agreements with its executive officers.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                                        -------------------
                                                                                  Long-Term
                                                                                  ---------
                                                                                 Compensation
                                                                                 ------------

                                                Fiscal
                                                 Year         Salary     Securities Underlying Options
                                                 ----         ------     -----------------------------
       Peter C. Lytle........................    1998(1)       16,667             125,000
          Chief Executive Officer


       Bruce H. Senske.......................    1998(2)      121,624(3)           50,000
          Vice President of Technology           1997         110,000              15,000
                                                 1996         114,000                -

---------------
  (1) Mr. Lytle's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Lytle an option to purchase 125,000 shares of common stock. Such option had vested to the extent of 61,312 shares as of June 30, 1998. The right to purchase the remaining 63,688 shares was granted subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan increasing the number of shares available for the grant of options thereunder.

  (2) Mr. Senske's employment as the Company's Chief Executive Officer terminated on June 3, 1998. Mr. Senske remains an officer and director of the Company and consults with the Company on a part-time basis as an employee of Manchester Financial Group, Inc. In June 1998, Mr. Senske earned $4,625 as a consultant to the Company. This amount is reflected in his 1998 annual compensation.

  (3) Includes severance compensation from the Company in the amount of $36,666.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                   Percent of Total Options
                              Number of            Granted to Employees in         Exercise
        Name               Options Granted               Fiscal Year                 Price          Expiration Date
----------------------     ----------------      -----------------------------     -----------     -------------------
Peter C. Lytle               125,000(1)                    19.6                      $0.40           March 22, 2008
Bruce H. Senske               50,000                        7.8                      $0.40           March 23, 2008


(1) In March 1998, the Company granted Mr. Lytle an option to purchase 125,000 shares of common stock. Such option had vested to the extent of 61,312 shares as of June 30, 1998. The right to purchase the remaining 63,688 shares was granted subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan increasing the number of shares available for the grant of options thereunder.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                               Shares                              Number of Unexercised        Value of Unexercised
                             Acquired on            Value            Options at FY-end          In-the-Money Options
        Name                  Exercise             Realized             Exercisable            at FY-end Exercisable
----------------------     ----------------      -------------    -------------------------    -----------------------
Peter C. Lytle                   ---                 ---                 125,000(1)                   $75,000
Bruce H. Senske                  ---                 ---                  50,000                      $30,000


---------------
(1) In March 1998, the Company granted Mr. Lytle an option to purchase 125,000 shares of common stock. Such option had vested to the extent of 61,312 shares as of June 30, 1998. The right to purchase the remaining 63,688 shares was granted subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan increasing the number of shares available for the grant of options thereunder.

COMPENSATION OF DIRECTORS

       CASH COMPENSATION. The Company has not paid any cash compensation to a director in his or her capacity as a director and has no present plan to pay directors' fees.

       DIRECTOR STOCK OPTION PLAN. In February 1996, the Company adopted its 1996 Director Stock Option Plan, pursuant to which it automatically awards each outside director 5,000 shares of common stock for each year of service as a director, not to exceed in the aggregate 15,000 shares per director. The term of each option granted under the plan is five years and the exercise price per share for stock granted under the plan is 100% of the fair market value per share on the date on which the respective option is granted.

       COMPENSATION TO MARSHALL T. MASKO. In March 1998, Mr. Masko, a director of the Company, received an option for the purchase of 125,000 shares of Common Stock. Such option had vested to the extent of 61,312 shares as of June 30, 1998. The right to purchase the remaining 63,688 shares was granted subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan increasing the number of shares available for the grant of options thereunder. The option is exercisable at a price of $0.40 per share over a 10-year period. The option is comparable to the terms of options granted to Messrs. Lytle, Becker and Zigrino, officers of the Company who rendered consulting services beginning in March 1998.

       CONSULTING COMPENSATION TO BRUCE H. SENSKE. Beginning in June 1998, Mr. Senske became employed by Manchester whereby Mr. Senske provides consulting services to the Company at a rate of $125 per hour. Manchester rendered consulting and management services to the Company through 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table contains certain information known to the Company regarding beneficial ownership of its common stock as of June 30, 1998, (i) each person who is known to the Company to own beneficially more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each Named Executive Officer, and (iv) all current executive officers and directors as a group. Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares.

                                                       NUMBER OF SHARES            PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)    BENEFICIALLY OWNED(2)
------------------------------------                 ---------------------    ---------------------
BankAmerica Corporation (3)......................         1,099,566                 21.6%
   555 California Street
   San Francisco, CA 94104

Bruce H. Senske (4)..............................           306,629                  6.0%

Donald L. Kotula (5).............................           268,312                  5.3%
   2800 South Cross Drive West
   Burnsville, MN 55337

Peter C. Lytle (6)...............................           186,312                  3.6%

Kenneth D. Zigrino (7)...........................           123,812                  2.4%

Marshall T. Masko (8)............................           102,979                  2.0%

Gary W. Ramsden (9)..............................            92,235                  1.8%
   5896 Crocus Drive
   Eau Claire, WI 54701

Timothy G. Becker (10)...........................            82,146                  1.6%

Susan Clemens (11)...............................            41,667                     *

James Bartholomew (12)...........................                --                     *

Marlin Rudebusch (13)............................                --                     *

All directors and officers as
a group (9 person) (14)..........................         1,204,092                 20.9%


-------------------
*    Represents less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and includes securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person. Voting or investment power with respect to securities. Unless otherwise indicated, the address for each listed shareholder is c/o U-Ship,

     Inc., 5583 West 78th Street, Edina, Minnesota 55439. To the Company's knowledge, except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of June 30, 1998.

 (2) Percentage of beneficial ownership is based on 4,979,709 shares outstanding as of June 30, 1998. Shares issuable pursuant to warrants and stock options are deemed outstanding for computing the percentage of the person holding such warrants or stock options but are not deemed outstanding for computing the percentage of any other person. Assumes no exercise of: (a) 4,213,826 shares of common stock issuable upon exercise of outstanding employee stock options, director stock options or warrants, including warrants issued in conjunction with bridge financing completed by the Company in December 1995,and private placements or (b) up to 463,381 shares of common stock issuable upon exercise of warrants granted to broker-dealers in connection with private placements and a public offering of the Company's securities.

 (3) As set forth in Schedule 13G/A jointly filed with the Commission on February 6, 1998, by BankAmerica Corporation ("BAC"), Robertson Stephens Investment Management Co. ("RSIMC"), Robertson, Stephens & Company Investment Management, L.P. ("RSCIMLP") and The Robertson Stephens Growth & Income Fund ("RSGIF"). Includes 999,566 shares over which BAC, RSIMC and RSCIMLP claim shared voting and dispositive power. Includes 620,367 shares over which RSGIF claims shared voting and dispositive power. Includes 379,199 shares over which funds managed by RSCIMLP claim shared voting and dispositive power. Does not include beneficial ownership of 200,000 shares of Series A Commulative Convertible Preferred Stock ("Preferred Stock") convertible into an equal number of shares of Common Stock, subject to certain anti-dilution adjustments, commencing November 1, 1998. The holders of Preferred Stock have the right to vote Preferred Stock on an as-if-converted basis.

 (4) Includes 172,394 shares owned directly and 134,235 shares purchasable pursuant to options and warrants. Does not include 30,000 shares of Preferred Stock.

 (5) Includes 40,467 shares held by Mr. Kotula, 132,010 shares held by Norquip Leasing, Inc. ("Norquip"), a company owned by Mr. Kotula, 8,335 shares purchasable pursuant to options and warrants held by Mr. Kotula and 87,500 shares purchasable pursuant to warrants held by Norquip.

 (6) Includes 125,000 shares purchasable pursuant to warrants and 61,312 purchasable pursuant a stock option. In addition, Mr. Lytle was granted an option for the purchase of 63,688 shares in March 1998, which grant is subject to the shareholders of the Company approving an amendment to the Company's 1995 Stock Option Plan increasing the number of shares available for grant thereunder. Mr. Lytle's beneficial ownership does not include 250,000 shares of Preferred Stock.

 (7) Includes 62,500 shares purchasable pursuant to warrants and 61,312 shares purchasable pursuant to a stock option. Does not include an option for the purchase of 63,688 shares of common stock granted by the Company, subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares available for options thereunder. Mr. Zigrino's beneficial ownership does not include 125,000 shares of Preferred Stock.

 (8) Includes 41,667 shares purchasable pursuant to warrants and 61,312 shares purchasable pursuant to a stock option. Does not include an option for the purchase of 63,688 shares of common stock granted by the Company, subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares available for options thereunder. Mr. Masko's beneficial ownership does not include 83,334 shares of Preferred Stock.

 (9) Includes 72,230 shares owned directly and 20,005 shares purchasable pursuant to director options.

(10) Includes 20,834 shares purchasable pursuant to warrants, and 61,312 purchasable pursuant to a stock option. Does not include an option for the purchase of 63,688 shares of common stock granted by the Company, subject to shareholder approval of an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares available for options thereunder. Mr. Becker's beneficial ownership does not include 41,668 shares of Preferred Stock.

(11) Includes 41,667 shares purchasable pursuant to warrants. Ms. Clemens' beneficial ownership does not include 83,334 shares of Preferred Stock.

(12) Mr. Bartholomew received a stock option for 5,000 shares of common stock upon becoming a director of the Company. Under the Company's 1995 Stock Option Plan, this option has not yet vested.

(13) Mr. Rudebusch received a stock option for 5,000 shares of common stock upon becoming a director of the Company. Under the Company's 1995 Stock Option Plan, this option has not yet vested.

(14) Includes an aggregate of 786,991 shares purchasable pursuant to currently exercisable stock options and warrants. Does not include an aggregate of 613,555 shares of Preferred Stock convertible into Common Stock commencing November 1, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1998, various individual accredited investors, including executive officers and directors of the Company, purchased 785,837 Units, each Unit consisting of two shares of its $0.004 par value per share Series A Cumulative Convertible Preferred Stock and one warrant to purchase one share of Common Stock at a price of $1.75 per share, at a price of $1.20 per Unit, for a total consideration received by the Company of $943,003. Each Preferred Shares may be voted on an as-if converted basis and is convertible into the Company's $0.004 par value Common Stock, commencing November 1, 1998, subject to anti-dilution adjustments. Each share of Preferred Stock is entitled to 5% cumulative annual dividend. The Warrants may be exercised to purchase Common Stock at any time before May 1, 2001. These Units were sold by the Company without the services of an Agent. The closing of these transactions was completed on May 4, 1998. The following executive officers and directors purchased Preferred Stock and warrants in the amounts set forth respectively:

                                                            Number of
                                                            Preferred
          Name                       Position                 Shares     Number of Warrants
------------------   ------------------------------------   ---------    ------------------
Peter C. Lytle       President, Chief Executive Officer       250,000         125,000
                     and Director
Susan M. Clemens     Director                                  83,334          41,667

Kenneth D. Zigrino   Vice President                           125,000          62,500

Marshall T. Masko    Director                                  83,334          41,667

Timothy G. Becker    Chief Financial Officer and Director      41,668          20,884

Bruce H. Senske      Executive Officer and Director            30,000          15,000


     The above persons purchased Units for the same consideration as was paid by nonaffiliated purchasers. In separate closings on June 2, 1998, and June 8, 1998, the Company also completed a private placement in which it sold to non-affiliated accredited investors, some of whom are officers and directors of the Company, 1,441,912 Units. The Units were offered by R.J. Steichen & Co., a non-exclusive agent of the Company on a "best-efforts, all or none" basis, at a purchase price of $1.20 per Unit. The total consideration received by the Company for the sale of these Units was $1,477,856, net of interest ($7,080) and the Agent's commissions and nonaccountable expenses and other expenses of the private placement.

     In March 1998, Messrs. Lytle, Masko, Becker and Zigrino rendered consulting services to the Company in connection with its strategic restructuring, preceding its ultimate financing in April 1998. For their services, the Company issued to each of them an option for the purchase of 125,000 shares of common stock. See "Item 10. Executive Compensation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management."

         Bruce H. Senske, an Executive Officer and Director of the Company, is also a consultant to the Company. Mr. Senske is paid $125 per hour for consulting service he gives to the Company. In fiscal year 1998, Mr. Senske earned $4,625 as a consultant to the Company, subsequent to his termination of his full-time employment as Chief Executive Officer in June 1998. This amount is reflected in Mr. Senske's 1998 annual compensation by the Company. See "Item 10
- Executive Compensation."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         Reference is made to the Exhibit Index.

(b)      REPORTS ON FORM 8-K.

         The Company filed four reports on Form 8-K during the fiscal quarter ended June 30, 1998, as follows:

         (i) Current Report on Form 8-K filed on June 12, 1998, relating to the announcement by the Company that Nasdaq has approved the Company's Plan of Compliance with certain requirements for continued listing, and announcing the completion of private placement transactions involving the issuance of Series A Cumulative Convertible Preferred Stock and Warrants of the Registrant.

         (ii) Current Report on Form 8-K filed on June 16, 1998, relating to a change in the Registrant's certifying accountant.

         (iii) Current Report on Form 8-K filed on June 16, 1998, relating to a change in the Registrant's certifying accountant.

         (iv) Current Report on Form 8-K filed on June 19, 1998, relating to a change in the Registrant's certifying accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on September 14, 1998.

                                      U-SHIP, INC.

                                      By  /s/ Peter C. Lytle
                                          --------------------------------------
                                          Peter C. Lytle
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy G. Becker and Kenneth D. Zigrino, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                            Title                            Date
         ---------                            -----                            ----
/s/ Peter C. Lytle             Chairman, President, Chief Executive     September 14, 1998
--------------------------     Officer and Director
Peter C. Lytle


/s/ Timothy G. Becker          Treasurer Chief Financial                September 14, 1998
--------------------------     Officer and Director
Timothy G. Becker


/s/ Marshall T. Masko
--------------------------
Marshall T. Masko              Vice Chairman and Director               September 15, 1998


/s/ Bruce H. Senske
--------------------------
Bruce H. Senske                Director                                 September 15, 1998


/s/ James Bartholomew
--------------------------
James Bartholomew              Director                                 September 21, 1998


/s/ Marlin Rudebusch
--------------------------
Marlin Rudebusch               Director                                 September 21, 1998


/s/ Susan M. Clemens
--------------------------
Susan M. Clemens               Director                                 September 19, 1998


/s/ Gary W. Ramsden
--------------------------
Gary W. Ramsden                Director                                 September 28, 1998


                                  EXHIBIT INDEX

 Exhibit
 Number    Description
 ------    -----------

   1.1 Agency Agreement dated April 20, 1998 between the Company and R.J. Steichen & Co.

   3.1     The Company's Articles of Incorporation, as amended and restated.

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

   4.2 The Company's Articles of Incorporation, as amended and restated (see Exhibit 3.1)

   4.3     The Company's Bylaws (see Exhibit 3.2)

   10.1 Lease Agreement dated February 27, 1995, and amended by Amendment No. 1 dated March 25, 1995 and Amendment No. 2 dated March 27, 1996 between the Company and Carpenter Land Company for property located at 5575-5599 West 78th Street, Edina, Minnesota (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

   10.4 Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

   10.6 1995 Stock Option Plan (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

   10.7 Director Stock Option Plan (incorporated by reference to the Registrant's Statement on Form SB-2, File No. 333-01652C).

   10.8 Kinko's Installations Financing Arrangements dated September 30, 1996 between Company and Kinko's Service Corporation. (incorporated by reference to the Registrant's Statement on Form 10-QSB, File No. 000-28452).

   10.9 Installation and Marketing Agreement dated October 16, 1996 between the Company and OfficeMax, Inc. (incorporated by reference to the Registrant's Statement on Form 10-QSB, File No. 000-28452).

  10.10 Warrant dated June 3, 1998 between Company and Manchester Financial Group, Inc. for the purchase of 100,000 shares of common stock.

  10.11. Form of Warrant between Company and investors in 1998 private placement.

  10.12 Form of Subscription Agreement and Letter of Investment Intent between Company and investors in private placement of May and June 1998.

  10.13 Warrant dated June 8, 1998 between Company and R.J. Steichen & Co. for the purchase of 288,381 shares of common stock.

  10.14 Letter Agreement dated September 15, 1998 between Company and OfficeMax, Inc. terminating the Installation and Marketing Agreement dated October 16, 1996 between the Company and OfficeMax, Inc.

   11      Computation of Net Loss Per Common Share.

   21      Subsidiaries.

   23.1    Consent of Lurie, Besikof, Lapidus & Co., LLP.

   23.2    Consent of Arthur Andersen LLP.

   27      Financial Data Schedule.