Form 10QSB
period 1998-09-30
U SHIP INC
filed 1998-11-13
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

              _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                      YES (X)                     NO ( )

As of November 13, 1998, there were 4,979,709 shares of common stock of the registrant issued and outstanding.

                                  U-SHIP, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                            Page
                                                                            ----
PART 1.  FINANCIAL INFORMATION.................................................3

ITEM 1.
         a)    Condensed Consolidated Financial Statements.....................3

         b)    Condensed Consolidated Balance Sheets -
               September 30, 1998 and June 30, 1998............................3

         c)    Condensed Consolidated Statements of
               Operations - Three and Nine months ended
               September 30, 1998 and 1997.....................................4

         d)    Condensed Consolidated Statements of
               Cash Flows - Nine months ended
               September 30, 1998 and 1997.....................................5

         e)    Notes to Condensed Consolidated Financial
               Statements......................................................6


ITEM 2.
         a)    Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................8


PART II. OTHER INFORMATION....................................................15


ITEM 6.        Exhibits ......................................................16

         27    Financial Data Schedule

               SIGNATURES.....................................................17

PART I. - FINANCIAL INFORMATION
ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          U-SHIP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                      As of

                                                                      September 30,       June 30,
                                                                          1998              1998
                                                                      ------------      ------------
                  ASSETS                                              (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                           $     33,622      $    153,693
  Short-term investments                                                 1,300,000         1,700,000
  Accounts receivable                                                       79,408            83,529
  Inventories                                                              508,673           501,641
                                                                      ------------      ------------

          Total current assets                                           1,921,704         2,438,863
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT
  Shipping centers                                                       1,329,665         1,335,234
  Furniture, fixtures and equipment                                        553,912           537,979
  Less accumulated depreciation                                         (1,044,778)         (934,054)
                                                                      ------------      ------------

          Total property and equipment,net                                 838,799           939,159
                                                                      ------------      ------------

OTHER ASSETS, net                                                          170,942           174,904
                                                                      ------------      ------------


                                                                      $  2,931,445      $  3,552,926
                                                                      ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                $     47,680      $     52,881
  Accounts payable                                                         172,140            74,143
  Accrued liabilities                                                       71,319           144,928
  Deferred revenue                                                          11,168            19,225
                                                                      ------------      ------------

                  Total current liabilities                                302,308           291,177
                                                                      ------------      ------------

Long-term debt, net of current maturities                                   33,231            61,004
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    4,500,000 shares designated series A cumulative convertible
    preferred stock: 4,455,498 issued and outstanding                       17,822            17,822
  Common stock, $.004 par value; 75,000,000 shares authorized;
    4,979,709 issued and outstanding                                        19,919            19,919
  Additional paid-in capital                                            12,935,347        12,935,347
  Accumulated deficit                                                  (10,377,182)       (9,772,343)
                                                                      ------------      ------------

                  Shareholders' equity                                   2,595,906         3,200,745
                                                                      ------------      ------------

                                                                      $  2,931,445      $  3,552,926
                                                                      ============      ============


    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                       THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------
                                            1998               1997
                                        ------------      ------------

Revenue                                 $    124,476      $    263,413

Direct shipping and equipment sales          127,418           180,408
General and administrative                   450,559           488,289
Marketing and sales                           35,061            37,361
Research and development                     137,467            60,989
                                        ------------      ------------

Loss from operations                        (626,029)         (503,634)

Other Income (Expense)
Interest income                               24,587             6,642
Interest expense                              (3,397)           (6,620)
                                        ------------      ------------

Net loss                                $   (604,839)     $   (503,612)
                                        ============      ============

Basic & diluted
  net loss per share                    $      (0.12)     $      (0.10)
                                        ------------      ------------

Basic & diluted weighted
  average number of common
  shares outstanding                       4,979,709         4,970,825
                                        ============      ============


    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                     1998             1997
                                                                 -----------      -----------
OPERATING ACTIVITIES
      Net Loss                                                   $  (604,839)     $  (503,612)
      Adjustments to reconcile net loss to net cash flows
           used for operating activities-
                Depreciation and amortization                        120,661          139,172
      Change in current operating items:
                Accounts receivable                                    4,121            9,393
                Inventories                                           (7,032)          68,695
                Prepaid expenses and other                                --           (9,577)
                Accounts payable                                      97,997           17,876
                Accrued liabilities                                  (73,609)        (138,810)
                Deferred revenue                                      (8,057)          (9,366)
                                                                 -----------      -----------

                          Cash used for operating activities        (470,758)        (426,229)
                                                                 -----------      -----------

INVESTING ACTIVITIES
      Purchases of property and equipment                            (16,338)        (150,680)
      Redemption of short-term investments                           400,000          250,000
                                                                 -----------      -----------

                          Cash provided for investing activities     383,662           99,320
                                                                 -----------      -----------

FINANCING ACTIVITIES
      Payments on notes payable and long-term debt                   (32,974)         (14,244)
      Proceeds from sale of common stock                                  --           20,783
                                                                 -----------      -----------

                     Cash provided (used) by financing activities    (32,974)           6,539
                                                                 -----------      -----------

Net decrease in cash and cash equivalents                           (120,070)        (320,370)

Cash and cash equivalents, beginning of period                       153,693          724,260
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $    33,623      $   403,890
                                                                 ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest                                           3,397            6,620
                                                                 ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three months ended September 30, 1998 and 1997, have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended June 30, 1998, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission on September 28, 1998.

1.  Basis of Presentation:
Principles of consolidation - The consolidated financial statements include the accounts of U-Ship, Inc. and its wholly owned subsidiaries. All inter-Company balances and transactions have been eliminated in the consolidation.

2.  Basic and Diluted Net Loss Per Share:
In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share" which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities using the treasury stock method. No options or other dilutive securities were included in diluted earnings per share as they would be antidilutive. Total options and warrants outstanding for the periods ended September 30, 1998 and 1997 were 4,418,576 and 1,435,696, respectively.

3.  Inventories:
Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories consist of shipping systems in various stages of completion, including component parts. The components of inventory are:

                                            September 30,       June 30,
                                                1998              1998
                                                ----              ----

      Raw materials and work components      $ 474,964         $ 467,932
      Finished goods                            33,709            33,709
                                             ---------         ---------
                                             $ 508,673         $ 501,641
                                             =========         =========

4.  Revenue Recognition:
The Company has historically generated revenue from: The per-package shipping revenue generated from ongoing shipping volume at its Intelligent Shipping Kiosks (ISKs), the sale of ISKs and custom built intelligent kiosks, and to a lesser extent, from the sale of shipping supplies and maintenance contracts.

Package shipping revenue is recognized when the package is shipped. Revenue from maintenance contracts is deferred and recognized over the period of the related agreement.

Historically, ISKs placed in service by the Company have been leased by retailers from third party leasing companies. The Company placed in service approximately one-sixth of its ISK through such arrangements. During 1996 and 1997, however, the Company's deployment strategy has been to emphasize the placement of Company-owned and operated ISK in retail locations. The lessor has certain recourse to the Company in case of customer default or return of the automated shipping center, primarily to re-market the automated shipping center on a best effort basis. The Company has reserved the estimated cost of fulfilling such recourse arrangements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

                          U-SHIP, INC. AND SUBSIDIARIES

         IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB AND ELSEWHERE WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

         READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE INFORMATION CONTAINED IN THIS FORM 10-QSB IS BELIEVED BY THE COMPANY TO BE ACCURATE AS OF THE DATE HEREOF. CHANGES MAY OCCUR AFTER THAT DATE, AND THE COMPANY WILL NOT UPDATE THAT INFORMATION EXCEPT AS REQUIRED BY LAW IN THE NORMAL COURSE OF ITS PUBLIC DISCLOSURE PRACTICES. REFERENCE IS MADE TO THE CAUTIONARY LANGUAGE UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" IN THE COMPANY'S 10-KSB FOR FISCAL YEAR END JUNE 30, 1998, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 1998.

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


GENERAL

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

         In 1996 the Company introduced a third generation of intelligent shipping kiosks ("ISKs") (formerly known as the self-service automated shipping center or "ASC"). Since that time, the primary business of the Company has been the manufacture, marketing and operation of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. Historically, ISKs placed in service by the Company were leased by retailers from third party leasing companies or were Company-owned. Beginning in 1996, the Company's consumer testing and deployment strategy began to emphasize the placement of Company-owned and operated ISKs in retail locations. ISKs have been placed in office services and copy centers, including Kinko's and OfficeMax, and in other retail locations such as grocery and general merchandise stores. As of September 30, 1998, the Company had installed a total of 302 ISKs in test sites in 40 states and Canada. Of these, 72 ISKs were located in Kinko's Copy Centers and 113 ISKs were located in various OfficeMax stores.

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

REVISED BUSINESS STRATEGY

         In late 1997, as a result of lower than anticipated revenues from ISKs placed in the field, the Company began an extensive evaluation of its strategies and results from its test sites. Based upon information gathered from the operation of over 300 ISKs in various retail locations such as Kinko's and OfficeMax, the Company has substantially revised its historical business strategy of installing Company-owned ISK systems in major office supply and instant printing outlets, business centers and office parks.

         The Company has concluded that these placements were not sufficiently concentrated to allow for economies of scale in marketing and advertising, which the Company believes is crucial to customer awareness and acceptance of the ISK. Accordingly, the Company is in the process of consolidating these units to the Minneapolis and St. Paul markets to take advantage of economies of scale in both maintenance and advertising. The Company has been actively working with key customers such as Kinko's and OfficeMax to remove these units as quickly as possible and relocate them to what the Company believes will be more profitable locations. On September 15, 1998, the Company entered into an agreement with OfficeMax to redeploy all of its 113 ISKs located in OfficeMax stores over a 90 day period. Negotiations with Kinko's continue.

         The Company has also determined that existing ISKs were unable to offer customers the range of shipping choices needed to provide true convenience of package delivery (such as the ability to select one of several package delivery and/or carrier options, and the enhancement of speed of delivery and ease of use). To address these needs the Company has concluded that it needs to have the in-house capability to provide its own pick up and redelivery of packages from its ISKs to the major carriers. Market research by the Company's consultants has also indicated such services may offer a lucrative opportunity if the Company combines this pick up service with a courier business.

         As a result, the Company sees an opportunity to integrate the package collection and courier markets and provide increased service options to its customers by utilizing the Company's technology both for traditional package and letter delivery as well as acting as a computerized depository for courier services, thus making it feasible for the Company to pursue a courier "roll up" strategy with a unique technological advantage. The courier business is highly fragmented, with no dominant brands and extremely low technological innovation. The Company believes that the "intraday" courier business segments are currently not being served by the major carriers but may be a future target for acquisitions. The Company believes its technology combined with a courier service can provide consumers and end users with significant value and will allow the Company to participate in a window of opportunity. The Company's existing ISK units, once repositioned to the Minneapolis/St. Paul area, may be utilized pursuant to the Company's courier roll up strategy.

         To achieve this goal the Company has formed a new subsidiary, Advanced Courier Services, Inc. This subsidiary is actively seeking acquisitions with the intent of establishing first a regional and then a national position in the intraday courier business. The subsidiary is also negotiating a license of an established brand name for its courier services, or it may create its own brand, to achieve market differentiation. If the Company is successful in establishing several key markets, it then plans to expand the concept by a franchise or similar program to further leverage the brand name, generate additional revenues and further explore advances in the Company's technologies to create greater customer intimacy.

         The Company has also determined it must make continued investments in its technology to remain competitive and to create a barrier to entry from the competition. Company research indicates shipping technology is subject to the same changes as other computer technologies and will require the Company to continually enhance its products. The Company has a core competency in the development of intelligent kiosks and shipping management systems. The Company will leverage these assets to spread the development overhead needed for the pursuit of its revised business strategy by offering its kiosk designs, software or other properties to the marketplace as an original equipment manufacturer ("OEM") or in other capacities.

         In order to best manage this process the Company has formed a subsidiary called Intelligent Kiosk Company ("IQK"). Currently IQK is working with a major shipper to test the Company's ISK systems, which could fully automate the carrier's regional shipping hubs. IQK will also act as a OEM supplier and developer to Advanced Courier Services, Inc. It is also working with a variety of non shipping customers to build intelligent kiosks for selected non shipping purposes, such as information exchange, selling, promotions and training. The kiosk business is growing rapidly as a result of consumer familiarity with the Internet, and the Company believes it is in a position to utilize its experience to penetrate these emerging markets. The Company also intends that IQK will explore synergistic acquisitions and strategic alliances to support the development of new technologies for the Company.

         In addition, the Company has developed a new generation of intelligent kiosk systems, which are expected to be launched in the fall of 1998. These new ISKs, designated as the Company's Performance Series, are based on the Company's models 3100 and 4100. The Model 3100 has become the ET 300, and the Model 4100 has become the ET 400. In addition, the Company has designed a new model, tentatively designated the ET 200, which will be a Model 4100 with a wall-mounted drop box feature to be used in locations calling for a large-capacity, secure package intake capability. These new systems are believed by the Company to be among the most advanced in the marketplace.

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

         In September 1998, the Company signed a letter of intent to purchase certain assets of JEL Trucking, a Minneapolis based trucking company engaged in dock truck and courier shipments, for a combination of cash and stock. In October 1998, the Company signed a letter of intent to purchase all of the stock of another Minneapolis based company engaged in general courier services, with billings of $1.8 million and 50 drivers, for a combination of cash and stock. In addition, the Company continues its acquisition negotiations with several other courier and transportation services. There can be no assurance that the Company will be able to successfully complete any acquisition or, if completed, that any acquisition will be successful.

         As part of its marketing efforts for ACS, the Company has also undertaken efforts to license and test a nationally recognizable brand name, to be utilized in connection with personal and small business shipping and courier services. The Company believes this will build brand value and increase leverage with carriers, licensees, joint ventures and franchisees, which the Company expects can result in more efficient use of advertising dollars and improved future profitability for the Company. The Company is currently negotiating the licensing of nationally recognized name brands from a third party, however, no assurance can be given that the Company will be successful in these negotiations.

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

         During fiscal 1997, the Company began manufacturing and marketing intelligent kiosks on an original equipment manufacturer ("OEM") basis for a business that provides information on employment opportunities to prospective job applicants. This kiosk allows electronic job searches and applications to be processed and transmitted electronically. The Company has identified the kiosk market as potentially providing the opportunity for growth based on the Company's existing technology and manufacturing expertise. Market data, as well as ongoing requests from other businesses for quotations on the manufacture of intelligent kiosk systems, have led the Company to conclude that a substantial market for such products may exist. The Company intends to position itself as an OEM producer of advanced computerized kiosk systems for a multitude of applications. The Company's believes that its current ISK design is readily adaptable to use as computerized kiosks, with little modification, thereby reducing developmental costs.

         Recently, the Company has been engaged in the marketing of its automated shipping (ISK) technology to major carriers for the purpose of automating their package intake hubs. The Company believes that the use of its ISKs by major carriers for use in their hubs will allow for more efficient package intake and use of existing personnel in servicing customers. In November of 1998, the Company entered into a pilot test program with one of the world's largest carriers. The test calls for the Company to install its ISKs in one of the carrier's hubs for use at its commercial package shipping counter. It is intended that customers will use the ISKs to ship packages, rather than using traditional counter personnel to do the job, thereby allowing the carrier a more efficient package intake operation and allowing the customer easier payment for shipping services via the Company's built-in credit card swipe.

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

         In addition to the foregoing, the Company believes that its unique kiosk and information management technology will allow for the integration of the ISK with courier and in-house delivery services and, ultimately, will provide a base for a "rollup" of courier and other related services on a regional or national scale. To this end, the Company plans to utilize its ISKs as an "electronic drop box" for courier services provided through its subsidiary, Advanced Courier Services. Because the ISKs are linked electronically to the Company's central computers, they will allow for immediate notification of a courier that a pickup is needed at a particular site; the Company's information technology will allow for the management and coordination of dispatching and other "back room" functions to provide support services more efficiently and, the Company believes, more cost-effectively.

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

RESULTS OF OPERATIONS
         Revenue for the three months ended September 30, 1998, decreased $138,937 or 53% to $124,476 from $263,413 for the same period in 1997. The decrease in revenue is a result of the redeployment strategy which has in effect taken certain ISKs out of revenue production while being refurbished and redeployed.

         In September 1998, the Company reached an agreement to remove ISKs deployed with one multiple location retailer, and is currently negotiating with another retailer to remove ISKs, in order to implement the new ISK placement strategy. In addition, revenues for the three month period ended September 30, 1997 included a one-time revenue related to the development of a prototype ISK for a major carrier.

         Direct shipping and equipment sales expenses decreased $52,990 or 29% to $127,418 from $180,408 for the corresponding period in 1997. The decrease is a result of lower package shipments as the Company begins its redeployment strategy.

         General and administrative expenses for the three months ended September 30, 1998, decreased $37,760 or 8% to $450,559 from $488,289 for the same period in 1997. Personnel expenses attributed to the majority of the decrease. In April 1997, the Company implemented cost-cutting measures through the reduction of staff and the deferral of certain expenditures. Additional staff reductions and operating expense reductions were implemented during December 1997 and the results of these reductions were realized throughout fiscal 1998 and the first quarter of 1999.

         Marketing and sales expenses for the three months ended September 30, 1998 decreased $2,300 or 6% to $35,061 from $37,361 for the same period in 1997. The decrease is due to reductions in staff.

         Research and development expenses for the three months ended September 30, 1998, increased $76,478 or 125% to $137,467 from $60,989 for the corresponding period in fiscal 1997. The increase in research and development expense is attributed to the development of new software tools for the ISKs and the development of a new operation of intelligent systems which are expected to be launched in the fall of 1998.

         Interest income increased to $24,587 for the three months ended September 30, 1998 compared to $6,642 for the same period in 1997 resulting from the investment of cash surpluses generated from the Company's private offerings in May and June 1996. Interest expense decreased from $6,620 for the three month period ended September 30, 1997 to $3,397 for the same period in 1998, attributed to the retirement of a portion of long-term debt.

         Net loss for the three months ended September 30, 1998, increased $101,227 to $604,839 from $503,612 for the same period in the prior year. The Company expects to incur additional losses while it begins implementation of the revised business strategy.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. In order to finance the implementation of the revised business strategy outlined above, the Company closed on two private placements to raise over $2.6 million equity capital from private investors during the fiscal year ended June 30, 1998. By separate closings on June 2, 1998, and June 8, 1998, the Company completed a private placement in which it sold to accredited investors 2,883,824 shares of its newly-created Series A

Cumulative Preferred Shares, together with Warrants to purchase 1,441,912 shares of Common Stock. The Preferred Shares and Warrants were sold in Units, at a purchase price of $1.20 per Unit. The total consideration received by the Company for the sale of these Units was $1,477,856, net of interest ($7,080) and the Agent's commissions and non-accountable expenses and other expenses of the offering. The Agent purchased for $50.00 a Warrant to purchase up to 288,381 shares of the Company's common stock at an exercise price of $.60 per share.

         In April 1998, certain accredited investors (the "Additional Investors") purchased directly from the Company, in a private placement transaction an aggregate of 1,571,674 shares of its Series A Cumulative Preferred Shares together with Warrants to purchase 785,837 shares of Common Stock, at a purchase price of $1.20 per Unit, for a total consideration received by the Company of $943,003. The total net consideration from the sale of the Units in the two offerings described above was $2,420,859. In April 1997, to meet working capital requirements, the Company completed a private placement of its Common Stock raising approximately $1.6 million.

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

         There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form. The Company's loss for the fiscal year ended June 30, 1998 was $1,901,130. The Company's loss for the three months ended September 30, 1998 was $ 604,839. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ISK network and the costs incurred in supporting this network, and in pursuing other aspects of its revised business strategy.

         Inventory increased by approximately $7,032 as of September 30, 1998, compared to June 30, 1998. The Company has increased its purchase of materials during the quarter in order to implement the new ISK redeployment strategy. Accounts receivable decreased by approximately $4,121 as of September 30, 1998, compared to June 30, 1998. The decrease is due to the decline in revenue and concentrated collection efforts. Accounts payable increased by approximately $97,997 over the same period due to the increased level of purchases. Accrued liabilities and deferred revenue decreased due to reductions in the liability associated with the possible exercise of return rights on the ISKs, as well as payments of severance due to officers and the payments of sales and use taxes.

         In fiscal 1999, the Company plans to focus on the various aspects of its courier rollup strategy - making acquisitions in the intraday courier market and supporting technology, the acquisition or building of a nationally recognized brand name to be used in conjunction with such services, and related advertising - as well as on the continued development of its intelligent kiosk technology for both the shipping and information retrieval market. The Company believes that these efforts will require the Company to expend significant capital. While the Company will seek to acquire courier companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cashflow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these revised strategies, while initially requiring additional cash outlays, will result in greater revenues from courier operations, sales and licensure of ISK technology and package shipping revenues, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all. The Company expects that its current ISK network and other operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital and/or obtain debt financing.

         Based on current commitments and ongoing working capital needs, the Company will continue to require substantial additional debt or equity funding to continue to implement its revised business strategy, including acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. At the present time, the Company has no commitments from any person to provide additional financing to the Company. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. While the Company is not now in a position to determine the price at which its securities may be issued in any subsequent equity financing, it is likely that additional equity financing will be highly dilutive to existing shareholders.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         The Company is not a party to any material pending or threatened legal proceedings. The Company is subject to legal proceeding in the ordinary course of its business, none of which the Company believes is material.

ITEM 2 - Changes in Securities and Use of Proceeds

         Not Applicable

ITEM 3 - Defaults upon Senior Securities

         Not Applicable

ITEM 4 - Submission of Matters to a Vote of Securities Holders

         Not Applicable

ITEM 5 - Other Information

         The Company's common stock is currently listed on the Nasdaq SmallCap Market. On August 22, 1997, the Securities and Exchange Commission (the "Commission") approved a number of proposed changes to the Nasdaq listing requirements that became effective February 22, 1998. These changes include the requirement that common and preferred stock must have a minimum bid price of $1.00. All companies listed on the Nasdaq SmallCap Market must meet specific corporate governance requirements. A company listed on the Nasdaq SmallCap Market must also have either net tangible assets of over $2 million, a market capitalization of $35 million or net income of $500,000, a public float of 500,000 shares, and the market value of such public float must be over $4 million. From approximately July 2, 1998, through and including September 19, 1998, the Company's common stock had a closing bid price below $1.00. On September 17, 1998, the Company received notification from Nasdaq of it non-compliance with the minimum bid price continued listing requirement. The Company was provided ninety (90) calendar days in which to regain compliance with the minimum bid price requirement. On November 3, 1998, the Company was notified that its common stock reported a closing bid price of $1.00 or greater for ten consecutive trading days, and that the Company was in compliance with Nasdaq's minimum bid price requirement. However, there can be no assurance that the Company will be able to comply with such minimum bid price requirement in the future.

         Failure on the Company's part to remain in compliance with the above or other requirements could result in the Company losing its Nasdaq SmallCap Market listing. Should the common stock be suspended from trading privileges on such market as a result of the Company's failure to comply with any of the above, or other applicable requirements, the Company, prior to re-inclusion, must comply with the applicable requirements for initial inclusion on the Nasdaq SmallCap Market which are more stringent than the requirements for continued listing. Accordingly, there can be no assurance that the common stock will continue to be listed on the Nasdaq SmallCap Market. Federal regulations promulgated under the Exchange Act also regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or The Nasdaq Stock Market ("Nasdaq"), priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq, which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, if, during the time in which the common stock is quoted on the Nasdaq SmallCap Market, the common stock is priced below $5.00 per share, trading of the common stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act, which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. In such event, it may be more difficult for broker-dealers to sell the common stock and purchasers of shares of common stock may experience difficulty in selling such shares in the future in secondary trading markets.

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


ITEM 6 - Exhibits and Reports on Form 8-K

         a.    Exhibits

         Exhibit 27   Financial Data Schedule

         b.    Current Reports on Form 8-K

         Not Applicable


                                  EXHIBIT INDEX


EXHIBIT NUMBER                                  DESCRIPTION
--------------                                  -----------


Exhibit 27                                      Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in they City of Minneapolis, State of Minnesota on November 13, 1998.


                                           U-SHIP, INC.



                                           By: /s/ Peter C. Lytle
                                               ------------------
                                           Peter C. Lytle
                                           President and Chief Executive Officer