Form 10QSB
period 1998-12-31
U SHIP INC
filed 1999-02-16
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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


                     5583 West 78th Street, Edina, MN 55439
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (612) 941-4080


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]         NO [ ]

As of February 8, 1999, there were 5,079,709 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                             YES [ ]         NO [X]

                                  U-SHIP, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION................................................3

ITEM 1.  a)       Condensed Consolidated Financial Statement (UNAUDITED)

         b)       Condensed Consolidated Balance Sheets -
                  December 31, 1998 and June 30, 1998.........................3

         c)       Condensed Consolidated Statements of
                  Operations - Three and Six months ended
                  December 31, 1998 and 1997..................................4

         d)       Condensed Consolidated Statements of
                  Cash Flows - Six months ended
                  December 31, 1998 and 1997..................................5

         e)       Notes to Condensed Consolidated Financial
                  Statements..................................................6


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............7


PART II. OTHER INFORMATION...................................................15

ITEM 2.           Changes in Securities and Use of Proceeds..................15


ITEM 6.           Exhibits and Reports on Form 8-K...........................15


SIGNATURES...................................................................16


EXHIBIT INDEX................................................................17

                          U-SHIP, INC. AND SUBSIDIARIES
                    Condensed and Consolidated Balance Sheets
                                      As of

                                                                       December 31,         June 30,
                                                                           1998               1998
                                                                       ------------       ------------
                            ASSETS                                      (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                            $    281,521       $    153,693
  Short-term investments                                                         --          1,700,000
  Accounts receivable                                                       140,235             83,529
  Inventories                                                             1,046,194            501,641
  Prepaid expenses and other                                                204,192                 --
                                                                       ------------       ------------

              Total current assets                                        1,672,142          2,438,863
                                                                       ------------       ------------

PROPERTY AND EQUIPMENT
  Shipping centers                                                          687,133          1,335,234
  Furniture, fixtures and equipment                                         851,104            537,979
  Less accumulated depreciation                                            (844,796)          (934,054)
                                                                       ------------       ------------

              Total property and equipment,net                              693,441            939,159
                                                                       ------------       ------------

OTHER ASSETS, net                                                           185,517            174,904
                                                                       ------------       ------------


                                                                       $  2,551,100       $  3,552,926
                                                                       ============       ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                 $     45,445       $     52,881
  Accounts payable                                                          385,099             74,143
  Accrued liabilities                                                        86,905            144,928
  Deferred revenue                                                            2,167             19,225
                                                                       ------------       ------------

              Total current liabilities                                     519,617            291,177
                                                                       ------------       ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                    31,126             61,004
                                                                       ------------       ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    4,500,000 shares designated series A cumulative convertible;
    4,455,498 issued and outstanding                                         17,822             17,822
  Common stock, $.004 par value; 75,000,000 shares authorized;
    5,079,709 and 4,979,709 issued and outstanding                           20,319             19,919
  Additional paid-in capital                                             12,994,947         12,935,347
  Accumulated deficit                                                   (11,032,730)        (9,772,343)
                                                                       ------------       ------------

              Shareholders' equity                                        2,000,358          3,200,745
                                                                       ------------       ------------

                                                                       $  2,551,100       $  3,552,926
                                                                       ============       ============

The accompanying notes are an integral part of the condensed and consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
               Condensed and Consolidated Statements of Operations
                                   (UNAUDITED)

                                          THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                           -----------------------------       -----------------------------
                                              1998              1997              1998              1997
                                           -----------       -----------       -----------       -----------
REVENUE                                    $   147,610       $   289,201       $   272,086       $   552,614

EXPENSES
  Direct shipping and equipment sales          119,321           255,413           246,739           435,822
  General and administrative                   498,929           400,918           949,449           888,502
  Marketing and sales                          130,630            30,106           165,691            67,467
  Research and development                      68,363            37,733           205,830            98,721
                                           -----------       -----------       -----------       -----------
                                               817,243           724,170         1,567,709         1,490,512


  Loss from operations                        (669,633)         (434,969)       (1,295,623)         (937,898)
                                           -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
  Interest income                               16,984             8,262            41,570            14,904
  Interest expense                              (2,937)           (5,854)           (6,334)          (13,179)
                                           -----------       -----------       -----------       -----------

Net Loss                                      (655,586)         (432,561)       (1,260,387)         (936,173)
                                           ===========       ===========       ===========       ===========


Basic & diluted net loss per share:        $     (0.13)      $     (0.09)      $     (0.25)      $     (0.19)
                                           ===========       ===========       ===========       ===========

Basic & diluted weighted
  average number of common
  shares outstanding                         5,001,448         4,979,709         4,990,579         4,975,271
                                           ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the condensed and consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
               Condensed and Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                  Six Months Ended December 31,
                                                                  -----------------------------
                                                                     1998              1997
                                                                  -----------       -----------
OPERATING ACTIVITIES
     Net Loss                                                     $(1,260,387)      $  (936,173)
     Adjustments to reconcile net loss to net cash flows
         used for operating activities-
             Depreciation and amortization                            201,215           271,727
     Change in operating assets and liabilities:
             Accounts receivable                                      (56,706)           27,175
             Inventories                                             (164,544)          117,332
             Prepaid expenses and other                              (204,192)           16,423
             Accounts payable                                         310,956           111,574
             Accrued liabilities                                      (58,023)         (201,939)
             Deferred revenue                                         (17,058)          (17,775)
                                                                  -----------       -----------

                Cash used by operating activities                  (1,248,739)         (611,656)
                                                                  -----------       -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                             (196,119)         (237,978)
     Cash paid for acquisition                                        (90,000)               --
     Redemption of short-term investments                           1,700,000           250,000
                                                                  -----------       -----------

                Cash provided by investing activities               1,413,881            12,022
                                                                  -----------       -----------

FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                     (37,314)          (23,756)
     Proceeds from sale of common stock                                    --            20,783
                                                                  -----------       -----------

                Cash provided (used) by financing activities          (37,314)           (2,973)
                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                  127,828          (602,607)

Cash and cash equivalents, beginning of period                        153,693           724,260
                                                                  -----------       -----------

Cash and cash equivalents, end of period                          $   281,521       $   121,653
                                                                  ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest                                       $     6,334       $    13,179
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Property and equipment returned to inventory                 $   379,509                --

     Assets acquired in connection with the acquisition of Gel Trucking, Inc. were as follows:

         Allocation of cost based on fair value of assets acquired:
             Current assets                                       $       500                --
             Property and equipment                                    61,710                --
             Intangible assets                                         87,790                --
                                                                  -----------       -----------
                                                                      150,000                --
         Less fair market value of common stock issued                 60,000                --
         Net cash paid for acquisition                            $    90,000                --
                                                                  ===========       ===========

The accompanying notes are an integral part of the condensed and consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by U-Ship, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company", without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations for the three and six months ended December 31, 1998 and 1997, and its cashflows for the six months ended December 31, 1998 and 1997 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 1998, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

3.   Basic and Diluted Net Loss Per Share:

In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share" which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities using the treasury stock method. No options or other dilutive securities were included in diluted earnings per share as they would be antidilutive. Total options and warrants outstanding for the periods ended December 31, 1998 and 1997 were 4,662,870 and 1,509,446, respectively.

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

         IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDED, AMONG OTHER THINGS, (1) THE ABILITY OF THE COMPANY TO LEVERAGE AND MARKET ITS ISK TECHNOLOGY (AS DEFINED BELOW) TO MAJOR SHIPPERS AND CARRIERS AND OPERATE A BRAND IDENTITY RELATING THERETO; (2) THE ABILITY OF THE COMPANY TO SUCCESSFULLY REDEPLOY EXISTING COMPANY-OWNED ISKS TO HIGHER VOLUME LOCATIONS;
(3) THE ABILITY OF THE COMPANY TO INCREASE ITS ORIGINAL EQUIPMENT MANUFACTURING BUSINESS FOR KIOSKS AND THE GROWTH IN KIOSKS AS TOOLS FOR PROVIDING INFORMATION, MARKETING AND VENDING SERVICES AND PRODUCTS; (4) THE UNCERTAINTIES SURROUNDING TECHNOLOGICAL CHANGES AND THE COMPANY'S DEPENDENCE UPON COMPUTER SYSTEMS AND THIRD PARTIES WHO MANUFACTURE AND MARKET THE SAME; (5) THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND IMPLEMENT AN ACQUISITION STRATEGY, INCLUDING THE ABILITY TO SUCCESSFULLY INTEGRATE AND MANAGE ACQUIRED COMPANIES; (6) THE ABILITY OF THE COMPANY TO ACCESS PUBLIC AND PRIVATE EQUITY MARKETS; AND (7) THE ABILITY OF THE COMPANY TO STEM OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.


GENERAL

         In 1991, U-Ship, Inc. (the "Company" or "U-Ship") began the initial development of self-service automated shipping systems designed to be installed at the shipping hubs of major package carriers such as United Parcel Service ("UPS") and Federal Express Corporation ("FedEx"), thereby allowing small business and individuals expanded access to shipping services. The original shipping kiosks developed by the Company were large and relatively slow, reflecting the state of the computer industry of that day. Since that time, rapid advances in computer software and hardware have allowed the Company to reduce the size of the systems, to build in higher levels of intelligence with greater speed, and to make the kiosks more consumer friendly.

         In 1996 the Company introduced a third generation of intelligent shipping kiosks ("ISKs") (formerly known as the self-service automated shipping center or "ASC"). Since that time, the primary business of the Company has been the manufacturing, marketing and operation of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. Historically, ISKs placed in service by the Company were leased by retailers from third party leasing companies or were Company-owned. Beginning in 1996, the Company's consumer testing and deployment strategy began to emphasize the placement of Company-owned and operated ISKs in retail locations. In the past, ISKs have been placed in office services and copy centers, including Kinko's Copy Centers and CopyMax, and in other retail locations such as grocery and general merchandise stores. As of December 31, 1998, the Company had installed a total of 190 ISKs currently placed in test sites in 31 states and Canada. Of these, 72 ISKs were located in Kinko's Copy Centers. In September, 1998 the Company terminated its relationship with CopyMax and removed 113 ISKs located in CopyMax stores. The Company is currently undertaking efforts to retrofit these units into its new ET300 series. The Company's revised business strategy is to deploy them into the Minneapolis/St. Paul metro area.

         Beginning in fiscal 1997, the Company began the production of custom built computerized kiosks for a third party in the employment information business. The Company currently derives revenue primarily from package shipping transactions and, to a lesser extent, from the sale of ISKs and custom built computerized kiosks.

         The Company holds nine patents and has one allowed patent application related to hardware and software utilized in its ISKs. The Company is not aware of any other comparable self-service, automated shipping system currently marketed or available to consumers and small business package shippers. Each ISK location is centrally controlled and serviced through an electronic connection to the Company's computer network system. The Company believes that its ISK technology is among the most advanced self-service automated air express and package shipping systems available for consumers and small businesses.


REVISED BUSINESS STRATEGY

         In late 1997, as a result of lower than anticipated revenues from ISKs placed in the field, the Company began an extensive evaluation of its strategies and results from its test sites. Based upon information gathered from the operation of over 300 ISKs in various retail locations such as Kinko's Copy Centers and CopyMax, the Company has substantially revised its historical business strategy of installing Company-owned ISK systems in major office supply and instant printing outlets, business centers and office parks. The Company has concluded that these placements were not sufficiently concentrated to allow for economies of scale in marketing and advertising, which the Company believes is crucial to customer awareness and acceptance of the ISK. Accordingly, the Company is in the process of consolidating these units to the Minneapolis and St. Paul markets to take advantage of economies of scale in both maintenance and advertising. On September 15, 1998, the Company entered into an agreement with CopyMax to remove all of the ISKs located at CopyMax stores. The Company is currently undertaking efforts to retrofit those units into its new ET300 series and to redeploy them into the Minneapolis/St. Paul metro area.

         The Company also determined that existing ISKs were unable to offer customers the range of shipping choices needed to provide true convenience of package delivery (such as the ability to select one of several package delivery and/or carrier options, and the enhancement of speed of delivery and ease of use). To address these needs the Company concluded that it needs to have the in-house capability to provide its own pick up and redelivery of packages from its ISKs to the major carriers. (Market research by the Company's consultants also indicated that such services may offer a lucrative opportunity if the Company combines this pick up service with a courier business.)

         As a result, the Company sees an opportunity to integrate the package collection and courier markets and provide increased service options to its customers by utilizing the Company's technology both for traditional package and letter delivery as well as acting as a computerized depository for courier services, thus making it feasible for the Company to pursue a courier "roll up" strategy with a unique technological advantage. The courier business is highly fragmented, with no dominant brands and extremely low technological innovation. The Company believes that the "intraday" courier business segments are currently not being served by the major carriers but may be a future target for acquisitions. The Company believes its technology combined with a courier service can provide consumers and end users with significant value and will allow the Company to attract these consumers and end users as customers. The Company's existing ISK units, once repositioned to the Minneapolis/St. Paul area, may be utilized pursuant to the Company's courier roll up strategy.

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

         In order to best manage this process the Company formed a subsidiary called Intelligent Kiosk Company ("IQK"). IQK is the technology arm of the Company. This subsidiary's primary activities include the management and development of shipping and delivery systems, the design and production of shipping and information kiosks, and the development of information management software for the kiosk and shipping industries. The kiosk business is growing rapidly as a result of consumer familiarity with the Internet, and the Company believes it is in a position to utilize its experience to penetrate these emerging markets. The Company also intends that IQK will explore synergistic acquisitions and strategic alliances to support the development of new technologies for the Company.

         The Company also developed a new generation of intelligent kiosk systems, designated as the Company's Performance Series, which are based on the Company's models 3100 and 4100. The Model 3100 has become the ET300, and the Model 4100 has become the ET400. In addition, the Company has designed a new model, designated the ET200, which will be a Model 4100 with a wall-mounted drop box feature to be used in locations calling for a large-capacity, secure package intake capability. These new systems are believed by the Company to be among the most advanced in the marketplace. The Company is currently retrofitting the ISKs recalled from the CopyMax locations and is redeploying them in the Minneapolis/St. Paul metropolitan area.


         ADVANCED COURIER SERVICES, INC.

         As part of its revised business strategy, the Company is seeking to identify and evaluate acquisition opportunities with businesses that complement its current field of business. The Company initially targeted the courier and transportation industries as areas for potential acquisitions, having identified that couriers were not being supported by supplemental collection systems or advanced shipping and operating technologies.

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

         On December 11, 1998, the Company, through ACS, purchased substantially all of the assets of JEL Trucking, a Minneapolis based trucking company engaged in dock truck and courier shipments, for a combination of cash and the Company's stock. Additionally, on January 13, 1999, the Company acquired, through ACS, Twin City Transportation, Inc., a Minneapolis based courier with revenue of approximately $1.8 million and 50 drivers, for a combination of cash and the Company's common stock. In addition, the Company continues to evaluate potential acquisitions of other courier and transportation services. There can be no assurance that the Company will be able to successfully complete any additional acquisitions.

         As part of its marketing efforts for ACS, the Company is seeking to license and test a nationally recognizable brand name, to be utilized in connection with personal and small business shipping and courier services. The Company believes this will build brand value and increase leverage with carriers, licensees, joint ventures and potential franchisees, which the Company expects can result in more efficient use of advertising dollars and improved future profitability for the Company. There can be no assurance that the Company will be successful in its efforts to acquire and utilize a nationally recognized brand.

         INTELLIGENT KIOSK COMPANY

         The Intelligent Kiosk Company ("IQK") was incorporated as a subsidiary of the Company in Minnesota in August 1998. The purpose of IQK is to consolidate the Company's core competency in the development and manufacture of interactive kiosks for both the shipping and non-shipping industry, as well as related software systems. The Company plans that all technological development for the Company's ISKs and interactive kiosks, as well as supportive technologies for the courier business, will be performed by IQK.

         During fiscal 1997, the Company began manufacturing and marketing intelligent kiosks on an original equipment manufacturer ("OEM") basis for a business that provides information on employment opportunities to prospective job applicants. This kiosk allows electronic job searches and applications to be processed and transmitted electronically. The Company identified the kiosk market as potentially providing the opportunity for growth based on the Company's existing technology and manufacturing expertise. Market data, as well as ongoing requests from other businesses for quotations on the manufacture of intelligent kiosk systems, have led the Company to conclude that a substantial market for such products may exist. The Company intends to position itself as an OEM producer of advanced computerized kiosk systems for a multitude of applications. The Company believes that its current ISK design is readily adaptable to use as computerized kiosks, with little modification, thereby reducing developmental costs.

         The Company is also engaged in the marketing of its automated shipping
(ISK) technology to major carriers for the purpose of automating their package intake hubs. The Company believes that the use of its ISKs by major carriers for use in their hubs will allow for more efficient package intake and use of existing personnel in servicing customers. In November of 1998, the Company entered into a pilot test program with one of the world's largest carriers. The test calls for the Company to install its ISKs in one of the carrier's hubs for use at its commercial package shipping counter. It is intended that customers will use the ISKs to ship packages, rather than using traditional counter personnel to do the job, thereby allowing the carrier a more efficient package intake operation and allowing the customer easier payment for shipping services via the Company's built-in credit card swipe.

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

         In addition to the foregoing, the Company believes that its unique kiosk and information management technology will allow for the integration of the ISK with courier and in-house delivery services and, ultimately, will provide a base for a "roll up" of courier and other related services on a regional or national scale. To this end, the Company plans to utilize its ISKs as an "electronic drop box" for courier services provided through its subsidiary, ACS. Because the ISKs are linked electronically to the Company's central computers, they will allow for immediate notification to a courier that a pickup is needed at a particular site; the Company's information technology will allow for the management and coordination of dispatching and other "back room" functions to provide support services more efficiently and, the Company believes, more cost-effectively.

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

         In order to highlight the adoption by the Company of the revised business strategies outlined above, the Company recently applied for the use of "United Shipping and Technology" as an assumed business name in the State of Minnesota. The Company plans to seek shareholder approval for the change of its name to "United Shipping and Technology, Inc." at its next meeting of shareholders.

RESULTS OF OPERATIONS

         Revenue for the three months ended December 31, 1998 decreased $141,591 or 49% to $147,610 from $289,201 for the same period in 1997. Revenue for the six months ended December 31, 1998 decreased $280,528 or 51% to $272,086 from $552,614 for the corresponding period in 1997. For both periods, the decrease in revenue is a result of the redeployment strategy which has resulted in a decrease in the number of ISKs in operation from 309 to 190, a 39% decrease. In September 1998, the Company reached an agreement to remove ISKs deployed with one multiple location retailer, in order to implement the new ISK placement strategy. In addition, revenue for the six months period ended December 31, 1997 included a one-time revenue related to the development of a prototype ISK for a major carrier.

         Direct shipping and equipment sales expenses decreased $136,092 or 53% to $119,321 from $255,413 for the corresponding period in 1997. For the six month period ended December 31, 1998, direct shipping and equipment sales expenses decreased $189,083 or 43% to $246,739 from $435,822 for the same period in 1997. The decrease for both periods is the result of lower package shipments as the Company begins its redeployment strategy.

         General and administrative expenses for the three months ended December 31, 1998, increased $98,011 or 24% to $498,929 from $400,918 for the same period in 1997. General and administrative expenses for the six months ended December 31, 1998 increased $60,947 or 7% to $949,449 from $888,502 for the same period in 1997. Personnel expenses attributed to the majority of the increases for both periods. In April 1997, the Company implemented cost-cutting measures through the reduction of staff and the deferral of certain expenditures. Significant staff reductions and operating expense reductions were implemented during 1997. As a result of the Company's revised strategy, significant efforts have been undertaken to develop acquisition activities and to rebuild an experienced management team to implement the strategy.

         Marketing and sales expenses for the three months ended December 31, 1998 increased $100,524 or 334% to $130,630 from $30,106 for the same period in 1997. For the six month period ended December 31, 1998 marketing and sales expenses increased $98,224 or 146% to $165,691 from $67,467 for the same period in 1997. The increase for both periods is the result of staff additions required to implement the redeployment strategy and to establish marketing programs for both IQK and ACS.

         Research and development expenses for the three months ended December 31, 1998, increased $30,630 or 81% to $68,363 from $37,733 for the corresponding period in fiscal 1997. Research and development costs for the six month period ended December 31, 1998 increased $107,109 or 108% for the corresponding period in 1997. The increase in research and development expense is attributed to the development of new software tools for the ISKs.

         Interest income increased to $16,984 for the three months ended December 31, 1998 compared to $8,262 for the same period in 1997. For the six month period ended December 31, 1998 interest income increased to $41,570 from $14,904 for the same period in 1997. For both periods, the increase is a result from the investment of cash surpluses generated from the Company's private offerings in May and June 1998. Interest expense decreased from $5,854 for the three month period ended December 31, 1997 to $2,937 for the same period in 1998. Interest expense for the six month period ended December 31, 1998 decreased to $6,334 from $13,179 for the corresponding period in 1997. For both periods, the decrease is attributed to the retirement of a portion of long-term debt.

         Net loss for the three months ended December 31, 1998, increased $223,025 to $655,586 from $432,561 for the same period in the prior year. The net loss of the six month period ended December 31, 1998 increased $324,214 to $1,260,387 from $936,173 for the same period in 1997. The Company expects to incur additional losses while it begins implementation of the revised business strategy.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. In order to finance the implementation of the revised business strategy outlined above, the Company completed two private placements raising over $2.6 million equity capital from private investors during the fiscal year ended June 30, 1998. By separate closings on June 2, 1998, and June 8, 1998, the Company completed a private placement in which it sold to accredited investors 2,883,824 shares of its newly-created Series A Cumulative Convertible Preferred Stock, together with Warrants to purchase 1,441,912 shares of Common Stock. The Preferred Shares and Warrants were sold in Units, at a purchase price of $1.20 per Unit. The total consideration received by the Company for the sale of these Units was $1,477,856, net of interest ($7,080) and the Agent's commissions and non-accountable expenses and other expenses of the offering. The Agent purchased for $50.00 a Warrant to purchase up to 288,381 shares of the Company's common stock at an exercise price of $.60 per share.

         In April 1998, certain accredited investors (the "Additional Investors") purchased directly from the Company, in a private placement transaction an aggregate of 1,571,674 shares of its Series A Cumulative Convertible Preferred Stock, together with Warrants to purchase 785,837 shares of common stock, at a purchase price of $1.20 per Unit, for a total consideration received by the Company of $943,003. The total net consideration from the sale of the Units in the two offerings described above was $2,420,859. In April 1997, to meet working capital requirements, the Company completed a private placement of its Common Stock raising approximately $1.6 million.

         The Company is currently attempting to raise additional cash for acquisitions and working capital needs through the sale of $16 million of 12% Unsecured Notes with attached warrants to purchase common stock. These notes are being marketed on a private placement basis. On December 31, 1998, notes in the principal amount of $1.10 million, together with warrants to purchase an aggregate of 29,333 shares of the Company's common stock, were sold pursuant to subscription agreements. The cash proceeds, however, were received subsequent to December 31, 1998.

         Inventory increased $544,553 as of December 31, 1998, compared to June 30, 1998. The Company has increased its purchase of materials during the quarter in order to implement the new ISK redeployment strategy. In addition, the Company removed the ISKs which were recalled from CopyMax from fixed assets and returned them to inventory as they were being retrofitted to ET300 series and in anticipation of reselling them into the market. Accounts receivable increased $56,706 as of December 31, 1998, compared to June 30, 1998. The increase is primarily due to one time billings for ISK removal. Accounts payable increased $310,956 over the same period due to the increased level of purchases associated with the redeployment efforts. Accrued liabilities and deferred revenue decreased due to reductions in the liabilities associated with the possible exercise of return rights on the ISKs, as well as payments of severance due to officers and the payments of sales and use taxes.

         During the six month period ended December 31, 1998, the Company incurred $132,465 of costs associated with the development of a new operating system for the ET series kiosks. These costs are capitalized and included in Property and Equipment.

         In fiscal 1999, the Company plans to focus on the various aspects of its courier roll up strategy making acquisitions in the intraday courier market and supporting technology, the acquisition or building of a nationally recognized brand name to be used in conjunction with such services, and related advertising - as well as on the continued development of its intelligent kiosk technology for both the shipping and information retrieval market. The Company believes that these efforts will require the Company to expend significant capital. While the Company will seek to acquire courier companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cashflow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these revised strategies, while initially requiring additional cash outlays, will result in greater revenues from courier operations, sales and licensure of ISK technology and package shipping revenues, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all. The Company expects that its current ISK network and other operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital and/or obtain debt financing.

         There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any additional equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form. The Company's loss for the fiscal year ended June 30, 1998 was $1,901,130. The Company's loss for the three months ended December 31, 1998 was $655,586. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ISK network and the costs incurred in supporting this network, and in pursuing other aspects of its revised business strategy. Based on current commitments and ongoing working capital needs, the Company will continue to require substantial additional debt or equity funding to continue to implement its revised business strategy, including acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. At the present time, the Company has no commitments from any person to provide additional financing to the Company. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. While the Company is not now in a position to determine the price at which its securities may be issued in any subsequent equity or debt financing, it is likely that additional equity or debt financing will be highly dilutive to existing shareholders.

THE COMPANY'S YEAR 2000 READINESS

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company is presently assessing its Year 2000 readiness for operations, focusing on critical operating and applications systems, particularly the Year 2000 compliance of: (i) the product lines, (ii) the key software/hardware vendors, and (iii) the financial accounting systems of the Company, in light of its recent acquisitions.

         Because the Company's internal computer systems were either developed or upgraded in the early 1990's, substantial infrastructure concerns inherent in hardware and software systems developed and placed into service at an earlier date are not a primary concern. As a result, management does not consider that the incremental costs directly related to Year 2000 issues will be material. Costs incurred prior to 1999 were also immaterial. The Company does not expect to incur significant Year 2000 related costs on its internal computer systems.

         The Company believes that its greatest Year 2000 risk for disruption to its business may be the potential noncompliance of its systems which are in its ISKs which are currently in the market. The Company is currently in the process of assessing and testing such systems in order to determine whether any of theses machines are not Year 2000 compliant. If such machines are not Year 2000 compliant, the Company intends to replace or upgrade the systems to make them Year 2000 compliant. The cost of doing this testing and the possible replacements or upgrading is estimated to be less than $50,000. The testing and, if necessary, the replacement or upgrading the systems which are in the ISKs is estimated to be completed by mid-1999.

         The Company has established a team to survey the Year 2000 readiness of its critical vendors, although management presently has little information concerning their Year 2000 compliance status. In the event that any such key vendors do not achieve Year 2000 compliance in a timely manner, or at all, the Company's business or operations could be adversely affected. The team is also charged with investigating the Year 2000 readiness of customers, agents and other third parties which the Company deals with. The Company has identified critical suppliers, customers and other third parties and is in the process of surveying their Year 2000 remediation programs. The Company estimates that risk assessments and contingency plans, where necessary, will be finalized in the second quarter of 1999.

         As a part of its Year 2000 assessment, the Company intends to demonstrate its Year 2000 readiness by simulating the Year 2000 in an orchestrated manner for its key infrastructure components, critical business processes and key applications systems. The Company expects that minor Year 2000 compliance issues will be identified as an outcome of the Year 2000 simulation test and intends to address these compliance issues no later than the second quarter of calendar 1999.

         The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. The Company intends to address contingency planning during calendar 1999.

         The Company intends to complete its Year 2000 remediation efforts primarily with in-house resources, but will utilize consultants should the need arise. The Company believes that the costs of Year 2000 remediation described above will not be material and can be funded from operations.

         The Company recognizes that issues related to Year 2000, insofar as they relate to the Company's ISKs which were placed in service prior to 1998 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of users of the Company's ISKs, key vendors or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. The effect on the Company's operation, income and financial condition could be materially adverse.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         The Company is not a party to any material pending or threatened legal proceedings. The Company is subject to legal proceedings in the ordinary course of its business, none of which the Company believes is material.

ITEM 2 - Changes in Securities and Use of Proceeds

         On December 31, 1998, the Company sold, in a private placement transaction, medium term, unsecured 12% notes (the "Notes") in an aggregate principal amount of $1,100,000, together with warrants to purchase an aggregate of 29,333 shares of Common Stock, exercisable at $1.875 per share. The Warrants expire on January 1, 2004. The Notes, due December 31, 2002, can be prepaid by the Company without penalty or premium. No underwriter was used in connection with the sale of the Notes and no underwriting commissions were paid. The Company intends to use the net proceeds from the sale of the Notes for working capital and to fund acquisitions. The Notes and Warrants were sold to a limited group of accredited investors in a private placement transaction, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - Defaults upon Senior Securities

         Not Applicable

ITEM 4 - Submission of Matters to a Vote of Securities Holders

         Not Applicable

ITEM 5 - Other Information

         Not Applicable

ITEM 6 - Exhibits and Reports on Form 8-K

         a.       Exhibits required by Item 601 of Regulation S-B

                  Exhibit 4.1 Form of 12% Medium Term Note

                  Exhibit 4.2 Form of Warrant issued to purchasers of 12% Medium Term Notes

                  Exhibit 27 Financial Data Schedule

         b. Current Reports on Form 8-K for the second quarter ended December 31, 1998.

         Not Applicable

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Edina, State of Minnesota on February 16, 1999.


                                          U-SHIP, INC.



                                          By: /s/ Peter C. Lytle
                                          -------------------------------------
                                          Peter C. Lytle
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

Exhibit 4.1        Form of 12% Medium Term Note

Exhibit 4.2        Form of Warrant issued to purchasers of 12% Medium Term Notes

Exhibit 27         Financial Data Schedule