Form 10QSB/A
period 1998-09-30
U SHIP INC
filed 1999-02-22
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  FORM 10-QSB/A

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

                           Commission File No. 0-28452


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

         The Company believes that its greatest Year 2000 risk for disruption to its business may be the potential noncompliance of its systems which are in the intelligent shipping kiosks ("ISKs") which were placed in service prior to 1998. The Company is currently in the process of assessing and testing such systems in order to determine whether any of theses machines are not Year 2000 compliant. If such machines are not Year 2000 compliant, the Company intends to replace or upgrade the systems to make them Year 2000 compliant. The cost of doing this testing and the possible replacements or upgrading is estimated to be less than $50,000. The testing and, if necessary, the replacement or upgrading the systems which are in the ISKs is estimated to be completed by mid-1999.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Edina, State of Minnesota on February 22, 1999.


                                          U-SHIP, INC.



                                          By: /s/ Peter C. Lytle
                                          -------------------------------------
                                          Peter C. Lytle
                                          President and Chief Executive Officer