Form 10QSB
period 1999-03-31
UNITED SHIPPING & TECHNOLOGY INC
filed 1999-05-17
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   Form 10-QSB

                                   (Mark One)

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______.

                           Commission File No. 0-27780


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


              Utah                                        87-0355929
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)


              9850 51st Avenue North, Suite 110, Plymouth, MN 55442
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (612) 941-4080

      United Shipping & Technology, Inc. was formerly known as U-Ship, Inc.

      The Company's previous address was 5583 W. 78th St., Edina, MN 55439

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]         NO [ ]

As of May 14, 1999, there were 10,109,537 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                             YES [ ]         NO [X]

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION.................................................3

ITEM 1.

      a)    Condensed Consolidated Financial Statement (UNAUDITED)

      b)    Condensed Consolidated Balance Sheets -
            March 31, 1999 and June 30, 1998..................................3

      c)    Condensed Consolidated Statements of
            Operations - Three and Nine months ended
            March 31, 1999 and 1998...........................................4

      d)    Condensed Consolidated Statements of
            Cash Flows - Nine months ended
            March 31, 1999 and 1998...........................................5

      e)    Notes to Condensed Consolidated Financial
            Statements........................................................6


ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................7


PART II. OTHER INFORMATION...................................................14

ITEM 1.     Legal Proceedings................................................14

ITEM 2.     Changes in Securities and Use of Proceeds........................14

ITEM 3.     Defaults upon Senior Securities..................................14

ITEM 4.     Submission of Matters to a Vote of Securities Holders............14

ITEM 5.     Other Information................................................15

ITEM 6.     Exhibits ........................................................15

            SIGNATURES.......................................................16

EXHIBIT INDEX................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       UNITED SHIPPING & TECHNOLOGY, INC.
                    Condensed and Consolidated Balance Sheets
                                      As of

                                                                         March 31,          June 30,
                                                                           1999               1998
                                                                       ------------       ------------
                                ASSETS                                  (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                            $    411,656       $    153,693
  Short-term investments                                                         --          1,700,000
  Accounts receivable                                                       316,955             83,529
  Inventories                                                             1,028,232            501,641
  Prepaid expenses and other                                                277,873                 --
                                                                       ------------       ------------

        Total current assets                                              2,034,716          2,438,863
                                                                       ------------       ------------

PROPERTY AND EQUIPMENT
  Shipping centers                                                          825,439          1,335,234
  Furniture, fixtures and equipment                                         609,524            537,979
  Less accumulated depreciation                                            (877,707)          (934,054)
                                                                       ------------       ------------

        Total property and equipment,net                                    557,256            939,159
                                                                       ------------       ------------

OTHER ASSETS, net                                                         1,908,568            174,904
                                                                       ------------       ------------


                                                                       $  4,500,540       $  3,552,926
                                                                       ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                 $     40,692       $     52,881
  Accounts payable                                                          529,183             74,143
  Accrued liabilities                                                       203,400            144,928
  Deferred revenue                                                               --             19,225
                                                                       ------------       ------------

        Total current liabilities                                           773,275            291,177
                                                                       ------------       ------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                 1,374,147             61,004
                                                                       ------------       ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.004 par value; 25,000,000 shares authorized;
    4,500,000 shares designated series A cumulative convertible;
    0 and 4,455,498 issued and outstanding                                       --             17,822
  Common stock, $.004 par value; 75,000,000 shares authorized;
    10,109,537 and 4,979,709 issued and outstanding                          40,438             19,919
  Additional paid-in capital                                             14,142,426         12,935,347
  Accumulated deficit                                                   (11,829,746)        (9,772,343)
                                                                       ------------       ------------

        Shareholders' equity                                              2,353,118          3,200,745
                                                                       ------------       ------------

                                                                       $  4,500,540       $  3,552,926
                                                                       ============       ============

               The accompanying notes are an integral part of the
                condensed and consolidated financial statements.

                       UNITED SHIPPING & TECHNOLOGY, INC.
               Condensed and Consolidated Statements of Operations
                                   (UNAUDITED)

                                            Three Months Ended March 31,        Nine Months Ended March 31,
                                           -----------------------------       -----------------------------
                                               1999              1998              1999              1998
                                           -----------       -----------       -----------       -----------
REVENUE                                    $   482,530       $   212,719       $   754,616       $   765,334

EXPENSES
  Direct shipping and equipment sales          354,751           181,391           601,489           617,213
  General and administrative                   751,408           316,434         1,700,896         1,205,642
  Marketing and sales                           79,604             8,638           245,296            76,105
  Research and development                      67,293            22,037           273,123           120,759
                                           -----------       -----------       -----------       -----------
                                             1,253,056           528,500         2,820,804         2,019,719


  Loss from operations                        (770,526)         (315,781)       (2,066,188)       (1,254,385)
                                           -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
  Interest income                                2,605               775            44,176            15,679
  Interest expense                             (29,057)           (5,146)          (35,391)          (17,619)
                                           -----------       -----------       -----------       -----------

Net Loss                                      (796,978)         (320,152)       (2,057,403)       (1,256,325)
                                           ===========       ===========       ===========       ===========


Basic & diluted net loss per share:        $     (0.11)      $     (0.06)      $     (0.36)      $     (0.25)
                                           ===========       ===========       ===========       ===========

Basic & diluted weighted
  average number of common
  shares outstanding                         7,214,350         4,979,709         5,721,014         4,976,732
                                           ===========       ===========       ===========       ===========

               The accompanying notes are an integral part of the
                condensed and consolidated financial statements.

                       UNITED SHIPPING & TECHNOLOGY, INC.
               Condensed and Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                             Nine Months Ended March 31,
                                                                            -----------------------------
                                                                                1999              1998
                                                                            -----------       -----------
OPERATING ACTIVITIES
      Net Loss                                                              $(2,057,403)      $(1,256,325)
      Adjustments to reconcile net loss to net cash flows
         used for operating activities-
            Depreciation and amortization                                       312,623           400,015
            (Gain)/Loss on retirement of equipment                                   --             1,986
      Change in operating assets and liabilities:
             Accounts receivable                                                 49,843            63,770
             Inventories                                                       (120,591)          126,180
             Prepaid expenses and other                                        (277,873)           26,408
             Accounts payable                                                   364,575           124,267
             Accrued liabilities and Deferred revenue                            39,247          (189,187)
                                                                            -----------       -----------

                   Cash used by operating activities                         (1,689,579)         (702,886)
                                                                            -----------       -----------

INVESTING ACTIVITIES
      Sale of equipment                                                              --            20,621
      Purchases of property and equipment                                      (158,955)         (246,179)
      Purchase of other assets                                                 (324,265)               --
      Cash paid for acquisition                                                (809,809)               --
      Sale of short-term investments                                          1,700,000           250,000
                                                                            -----------       -----------

                   Cash provided (used) by investing activities                 406,971            24,442
                                                                            -----------       -----------

FINANCING ACTIVITIES
      Payments on notes payable and long-term debt                              (49,046)          (31,191)
      Proceeds from notes payable and long-term debt                          1,350,000                --
      Proceeds from sale of common stock                                        239,617            20,783
                                                                            -----------       -----------

                   Cash provided (used) by financing activities               1,540,571           (10,408)
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents                            257,963          (688,852)

Cash and cash equivalents, beginning of period                                  153,693           724,260
                                                                            -----------       -----------

Cash and cash equivalents, end of period                                    $   411,656       $    35,408
                                                                            ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid for interest                                                $    35,391       $    17,619
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

      Property and equipment returned to inventory                          $   405,500                --

      Assets acquired in connection with the acquisition of Gel Trucking, Inc. and Twin City Transportation, Inc. were as follows:

         Allocation of cost based on fair value of assets and liabilities acquired:
             Current assets                                                 $   284,169                --
             Property and equipment                                             113,802                --
             Intangible assets                                                1,472,462                --
             Accounts Payable                                                   (90,465)               --
                                                                            -----------       -----------
                                                                              1,779,968                --

         Less fair market value of common stock issued                          970,159                --
         Net cash paid for acquisition                                      $   809,809                --
                                                                            ===========       ===========

               The accompanying notes are an integral part of the
                condensed and consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. (formerly known as U-Ship, Inc.) which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company", without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's business is seasonal and, accordingly, interim results are not indicative of results for a full year. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three and nine months ended March 31, 1999 and 1998, and its cashflows for the nine months ended March 31, 1999 and 1998 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 1998, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

1.  Basis of Presentation:

Principles of consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly owned subsidiaries. All inter-Company balances and transactions have been eliminated in the consolidation.

2.  Revenue Recognition:

The Company has historically generated revenue from: The per-package shipping revenue generated from ongoing shipping volume at its Intelligent Shipping Kiosks (ISKs), the sale of ISKs and custom built intelligent kiosks, and to a lesser extent, from the sale of shipping supplies and maintenance contracts. Revenues for the three month period ended March 31, 1999 also include for the first time, revenues from the company's courier subsidiary, Advanced Courier Services, Inc. ("ACS").

Package shipping revenue is recognized when the package is shipped. Revenue from maintenance contracts is deferred and recognized over the period of the related agreement.

3.  Basic and Diluted Net Loss Per Share:

In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share" which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share was computed similar to the computation of basic earnings per share, as the inclusion of options and warrants would be antidilutive. Total options and warrants outstanding for the periods ended March 31, 1999 and 1998 were 5,088,453 and 1,856,946, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES


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

         IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDED, AMONG OTHER THINGS, (1) THE ABILITY OF THE COMPANY TO SUCCESSFULLY DEVELOP AND IMPLEMENT AN ACQUISITION STRATEGY, INCLUDING THE ABILITY TO SUCCESSFULLY INTEGRATE AND MANAGE ACQUIRED COMPANIES; (2) THE ABILITY OF THE COMPANY TO LEVERAGE AND MARKET ITS ISK TECHNOLOGY (AS DEFINED BELOW) TO MAJOR SHIPPERS AND CARRIERS AND OPERATE A BRAND IDENTITY RELATING THERETO; (3) THE ABILITY OF THE COMPANY TO SUCCESSFULLY REDEPLOY EXISTING COMPANY-OWNED ISKs TO HIGHER VOLUME LOCATIONS; (4) THE ABILITY OF THE COMPANY TO INCREASE ITS
ORIGINAL EQUIPMENT MANUFACTURING BUSINESS FOR KIOSKS AND THE GROWTH IN KIOSKS AS TOOLS FOR PROVIDING INFORMATION, MARKETING AND VENDING SERVICES AND PRODUCTS;
(5) THE UNCERTAINTIES SURROUNDING TECHNOLOGICAL CHANGES AND THE COMPANY'S DEPENDENCE UPON COMPUTER SYSTEMS AND THIRD PARTIES WHO MANUFACTURE AND MARKET THE SAME; (6) THE ABILITY OF THE COMPANY TO ACCESS PUBLIC AND PRIVATE EQUITY MARKETS; AND (7) THE ABILITY OF THE COMPANY TO STEM OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

GENERAL

         Beginning in 1991, the primary business of the Company was the development, manufacturing, marketing and operation of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. The Company's intelligent shipping kiosks ("ISKs") were designed to be installed at the shipping hubs of major package carriers such as United Parcel Service ("UPS"), and to be placed in office services and copy centers, such as Kinko's Copy Centers, and in other retail locations such as grocery and general merchandise stores. The Company's goal was to utilize its proprietary technology to allow small business and individuals expanded access to shipping services.

         The Company holds nine patents related to hardware and software utilized in its ISKs. Each ISK location is centrally controlled and serviced through an electronic connection to the Company's computer network system. While the Company believes that its ISK technology is among the most advanced self-service automated air express and package shipping systems available for consumers and small businesses, lower than expected revenues from the placement of ISKs in the field caused the Company to reevaluate its placement of shipping systems.

         As a result of this reevaluation, beginning in fiscal 1998, the Company substantially revised its business strategy to take advantage of a perceived opportunity to combine its ISK technology with a consolidation of the intraday courier industry, and to expand the use of the ISK technology in other areas. In early 1999, the Company began implementation of its courier "rollup" with the purchase of two Twin Cities courier and transportation companies. Other acquisitions are currently being pursued. The Company is also engaged in the production of custom built computerized kiosks for a third party in the employment information business. The Company currently derives revenue primarily from its courier operations and ISK package shipping transactions and, to a lesser extent, from the sale of ISKs and custom built computerized kiosks.

REVISED BUSINESS STRATEGY

         In late 1997, as a result of lower than anticipated revenues from ISKs placed in the field, the Company began an extensive evaluation of its strategies and results from its test sites. Based upon information gathered from the operation of over 300 ISKs in various retail locations such as Kinko's Copy Centers and CopyMax, the Company determined that existing ISKs were unable to offer customers the range of shipping choices needed to provide true convenience of package delivery (such as the ability to select one of several package delivery and/or carrier options, and the enhancement of speed of delivery and ease of use). To address these needs the Company concluded that it needs to have the in-house capability to provide its own pick up and redelivery of packages from its ISKs to the major carriers. Market research by the Company's consultants also indicated that such services may offer a lucrative opportunity if the Company combines this pick up service with a courier business.

         As a result, the Company has identified an opportunity to integrate the package collection and courier markets and provide increased service options to its customers. By utilizing the Company's ISK technology both for traditional package and letter delivery as well as acting as a computerized depository for courier services, the Company is able to pursue a courier "roll up" strategy with a unique technological advantage. Once its core courier business is established, the Company sees an opportunity to expand its operations into the fast growing web-based commerce industry. The growth of Internet shopping should create a large market for a technology based courier service to provide both pickup and delivery services for returned goods (possibly using the ISK as a depository for consumer returns), as well as the opportunity to participate in the custom warehousing and delivery services needed for product fulfillment. The Company believes its technology combined with a courier service can provide a wide variety of consumers and end users with significant value and will allow the Company to attract these consumers and end users as customers.

         ADVANCED COURIER SERVICES, INC.

         To implement its courier roll up strategy, the Company formed a new subsidiary, Advanced Courier Services, Inc. This subsidiary is actively seeking acquisitions with the intent of establishing first a regional and then a national position in the intraday courier business. If the Company is successful in establishing several key markets, it then plans to expand the concept by a franchise or similar programs to further leverage a brand name, generate additional revenues and further explore advances in the Company's technologies to create greater customer intimacy.

         While the courier industry is very large (estimated at over $23 billion in 1995), the Company's research indicates that the business is highly fragmented, with no dominant brands and extremely low technological innovation. The Company believes that consolidation of this industry will provide a basis for brand building, increased customer service, new customer service programs, and achievement of operating synergies (e.g., office infrastructure, network effectiveness, dispatch, and management).

         On December 11, 1998, the Company, through ACS, purchased substantially all of the assets of JEL Trucking, a Minneapolis based trucking company engaged in dock truck and courier shipments, for a combination of cash and the Company's common stock. Additionally, on January 13, 1999, the Company acquired, through ACS, Twin City Transportation, Inc., a Minneapolis based courier with revenue of approximately $1.8 million and 50 drivers, for a combination of cash and the Company's common stock. The Company continues to evaluate potential acquisitions of other courier and transportation services, and has signed letters of intent to acquire additional courier operations. There can be no assurance that the Company will be able to successfully complete these or any additional acquisitions.

         As part of its marketing efforts for ACS, the Company is seeking to license and test a nationally recognizable brand name to be utilized in connection with personal and small business shipping and courier services. The Company believes this will build brand value and increase leverage with carriers, licensees, joint ventures and potential franchisees, which the Company expects can result in more efficient use of advertising dollars and improved future profitability for the Company. There can be no assurance that the Company will be successful in its efforts to acquire and utilize a nationally recognized brand.

         INTELLIGENT KIOSK COMPANY

         The Intelligent Kiosk Company ("IQK") was incorporated as a subsidiary of the Company in Minnesota in August 1998. The purpose of IQK is to consolidate the Company's core competency in the development and manufacture of interactive kiosks for both the shipping and non-shipping industry, as well as related software systems.

         The Company believes that its unique kiosk and information management technology will allow for the integration of the ISK with courier and in-house delivery services. This technology will be the cornerstone for the Company's "roll up" of courier and other related services on a regional or national scale, providing both efficiency and a clear point of differentiation with competitors. To this end, the Company plans to utilize its ISKs as an "electronic drop box" for courier services provided through its subsidiary, ACS. As part of this strategy, ISKs are being redeployed from retailers outside the Twin Cities, such as Copy Max. Because the ISKs are linked electronically to the Company's central computers, they will allow for immediate notification to a courier that a pickup is needed at a particular site. In addition, the Company's information technology will allow for the management and coordination of dispatching and other "back room" functions to provide support services more efficiently and, the Company believes, more cost-effectively.

         During fiscal 1997, the Company began manufacturing and marketing intelligent kiosks on an original equipment manufacturer ("OEM") basis for a business that provides information on employment opportunities to prospective job applicants. This kiosk allows electronic job searches and applications to be processed and transmitted electronically. The Company identified the kiosk market as potentially providing the opportunity for growth based on the Company's existing technology and manufacturing capabilities experience. The Company believes that its current ISK design is readily adaptable to use as computerized kiosks, with little modification, thereby reducing developmental costs. As of March 31, 1999, the Company had manufactured 64 information kiosks for this customer, and has entered into a joint venture agreement to become the exclusive supplier of kiosks to this customer.

         The Company is also engaged in the marketing of its automated shipping
(ISK) technology to major carriers for the purpose of automating their package intake hubs. The Company believes that the use of its ISKs by major carriers for use in their hubs will allow for more efficient package intake and use of existing personnel in servicing customers. In November of 1998, the Company entered into a pilot test program with one of the world's largest carriers. As part of this test, the Company has installed its ISKs in one of the carrier's hubs for use at its commercial package shipping counter. Customers use the ISKs to ship packages, rather than using traditional counter personnel to do the job, thereby increasing the carrier's efficiency and allowing the customer easier payment for shipping services via the Company's built-in credit card swipe.

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

         In order to highlight the adoption by the Company of the revised business strategies outlined above, the Company previously applied for the use of "United Shipping and Technology" as an assumed business name in the State of Minnesota. At its annual meeting on May 3, 1998, the Company received shareholder approval for the change of its name to "United Shipping & Technology, Inc."

RESULTS OF OPERATIONS

         Revenue for the three months ended March 31, 1999 increased $269,811 or 127% to $482,530 from $212,719 for the same period in 1998. Revenue for the nine months ended March 31, 1999 decreased $10,718 or 1.4% to $754,616 from $765,334 for the corresponding period in 1998. Revenues related to ACS and IQK respectively for the three months ended March 31, 1999 were $376,773 and $99,864. Prior to this period, there were no significant revenues reported for ACS. Revenues for IQK for this period as compared to the same period in 1998 decreased due to the reduced number of ISKs in service as the Company continues its redeployment strategy.

         Direct shipping and equipment sales expense and other direct expenses increased $173,360 or 96% to $354,751 from $181,391 for the corresponding period in 1998. For the nine month period ended March 31, 1999, direct shipping and equipment sales expenses decreased $15,724 or 2.5% to $601,489 from $617,213 for the same period in 1998. The increase for the three month period reflects the additional courier revenues and related expenses as compared to the same period for 1998. The decrease for the nine month period similarly reflects the change in revenues as well as reduction of kiosk related package shipping charges as the Company effects its redeployment strategy.

         General and administrative expenses for the three months ended March 31, 1999, increased $434,974 or 137% to $751,408 from $316,434 for the same period in 1998. General and administrative expenses for the nine months ended March 31, 1999 increased $495,254 or 41% to $1,700,896 from $1,205,642 for the same period in 1998. Personnel expenses attributed to the majority of the increases for both periods. Significant staff reductions and operating expense reductions were implemented during 1998. As a result of the Company's revised business strategy, significant efforts have been undertaken to develop acquisition activities and to rebuild an experienced management team to implement the strategy.

         Marketing and sales expenses for the three months ended March 31, 1999 increased $70,966 or 822% to $79,604 from $8,638 for the same period in 1998. For the nine month period ended March 31, 1999 marketing and sales expenses increased $169,191 or 222% to $245,296 from $76,105 for the same period in 1998. The increase for both periods is the result of staff additions required to implement the redeployment strategy and to establish marketing programs for both IQK and ACS.

         Research and development expenses for the three months ended March 31, 1999, increased $45,256 or 205% to $67,293 from $22,037 for the corresponding period in fiscal 1998. Research and development costs for the nine month period ended March 31, 1999 increased $152,364 or 126% to $273,123 from $120,759 for the corresponding period in 1998. The increase in research and development expense is attributed to the development of new software tools for the ISKs.

         Interest income increased to $2,605 for the three months ended March 31, 1999 compared to $775 for the same period in 1998. For the nine month period ended March 31, 1999 interest income increased to $44,176 from $15,679 for the same period in 1998. For both periods, the increase is primarily a result from the investment of cash surpluses generated from the Company's private offerings in May and June 1998 and it issuance of 12% notes in December 1998. Interest expense increased from $5,146 for the three month period ended December 31, 1998 to $29,057 for the same period in 1999. Interest expense for the nine month period ended March 31, 1999 increased to $35,391 from $17,619 for the corresponding period in 1998. The increase is primarily due to the increase in debt upon issuance of the Company's 12% notes on December 31, 1998.

         Net loss for the three months ended March 31, 1999, increased $476,826 to $796,978 from $320,152 for the same period in the prior year. The net loss of the nine month period ended March 31, 1999 increased $801,078 to $2,057,403 from $1,256,325 for the same period in 1998. The Company expects to incur additional losses while it begins implementation of the revised business strategy.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. In order to finance the implementation of the revised business strategy outlined above, the Company completed two private placements raising over $2.6 million equity capital from private investors during the fiscal year ended June 30, 1998. By separate closings on April 22, 1998, June 2, 1998, and June 8, 1998, the Company completed private placements in which it sold to accredited investors 4,455,498 shares of its newly-created Series A Cumulative Convertible Preferred Stock, together with Warrants to purchase 2,227,749 shares of Common Stock. The Preferred Shares and Warrants were sold in Units, at a purchase price of $1.20 per Unit. The total net consideration from the sale of the Units in these offerings was $2,420,859. On February 25, 1999, each of the Preferred Shares issued pursuant to these private placements was mandatorily converted into one share of the Company's Common Stock. On December 31, 1998, the Company sold to accredited investors its 12% Unsecured Notes (the "1998 Notes") in the principal aggregate amount of $1.10 million, together with warrants to purchase an aggregate of 29,333 shares of the Company's common stock. In April 1997, to meet working capital requirements, the Company completed a private placement of its Common Stock raising approximately $1.6 million.

         The Company continues its efforts to raise additional cash for acquisitions and working capital needs. On February 26, 1999, the Company sold to an accredited investor a 12% Unsecured Note in the principal amount of $250,000, together with a warrant to purchase 3,850 shares of the Company's common stock an exercise price of $3.25 per share, and an additional warrant to purchase 11,150 shares of the Company's common stock an exercise price of $3.75 per share, both warrants for a period of 5 years. On March 16, 1999, the Company sold to an accredited investor 16,000 shares of Common Stock at a purchase price of $3.125 per share, together with a warrant to purchase 2,500 shares of Common Stock at an exercise price of $3.50 per share for a period of 5 years. In April of 1999, the Company sold to accredited investors for an aggregate purchase price of $100,000, warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.75 per share for a period of 5 years.

         Inventory increased $526,591 as of March 31, 1999, compared to June 30, 1998. The Company has increased its purchase of materials during the quarter in order to implement the new ISK redeployment strategy. In addition, the Company reclassified the ISKs which were recalled from CopyMax from fixed assets to inventory as they were being retrofitted to ET300 series in anticipation of reselling them into the market. Accounts receivable increased $304,108 as of March 31, 1999, compared to June 30, 1998. The increase is primarily due to the acquisitions made by ACS. Accounts payable increased $454,242 over the same period due to the acquisitions and the increased level of purchases associated with the redeployment efforts. Accrued liabilities increased $47,273 for the three month period ended March 31, 1999 compared to the same period 1998 due to the acquisitions.

         During the nine month period ended March 31, 1999, the Company incurred $235,656 of costs associated with the development of a new operating system for the ET series kiosks. These costs are capitalized and included in Property and Equipment.

         In fiscal 1999 and beyond, the Company plans to focus on the various aspects of its courier roll up strategy, making acquisitions in the intraday courier market and supporting technology, the acquisition or building of a nationally recognized brand name to be used in conjunction with such services, and related advertising, as well as on the continued development of its intelligent kiosk technology for both the shipping and information retrieval market. The Company believes that these efforts will require the Company to expend significant capital. While the Company will seek to acquire courier companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cashflow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these revised strategies, while initially requiring additional cash outlays, will result in greater revenues from courier operations, sales and licensure of ISK technology and package shipping revenues, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all. The

Company expects that its current ISK network and other operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital and/or obtain debt financing.

         There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any additional equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form. The Company's loss for the fiscal year ended June 30, 1998 was $1,901,130. The Company's loss for the three months ended March 31, 1999 was $769,978. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ISK network and the costs incurred in supporting this network, and in pursuing other aspects of its revised business strategy. Based on current commitments and ongoing working capital needs, the Company will continue to require substantial additional debt or equity funding to continue to implement its revised business strategy, including acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. At the present time, the Company has no commitments from any person to provide additional financing to the Company. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. While the Company is not now in a position to determine the price at which its securities may be issued in any subsequent equity or debt financing, it is likely that additional equity or debt financing will be highly dilutive to existing shareholders.

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

         The Company believes that its greatest Year 2000 risk for disruption to its business may be the potential noncompliance of its systems which are in its ISKs which are currently in the market. The Company is currently in the process of assessing and testing such systems in order to determine whether any of theses machines are not Year 2000 compliant. If such machines are not Year 2000 compliant, the Company intends to replace or upgrade the systems to make them Year 2000 compliant. The cost of doing this testing and the possible replacements or upgrading is estimated to be less than $50,000. The testing and, if necessary, the replacement or upgrading the systems which are in the ISKs is estimated to be completed by late 1999.

         The Company has established a team to survey the Year 2000 readiness of its critical vendors, although management presently has little information concerning their Year 2000 compliance status. In the event that any such key vendors do not achieve Year 2000 compliance in a timely manner, or at all, the Company's business or operations could be adversely affected. The team is also charged with investigating the Year 2000 readiness of customers, agents and other third parties which the Company deals with. The Company has identified critical suppliers, customers and other third parties and is in the process of surveying their Year 2000 remediation programs. The Company estimates that risk assessments and contingency plans, where necessary, will be finalized in late 1999.

         As a part of its Year 2000 assessment, the Company intends to demonstrate its Year 2000 readiness by simulating the Year 2000 in an orchestrated manner for its key infrastructure components, critical business processes and key applications systems. The Company expects that minor Year 2000 compliance issues will be identified as an outcome of the Year 2000 simulation test and intends to address these compliance issues no later than the last quarter of calendar 1999.

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

         The Company recognizes that issues related to Year 2000, insofar as they relate to the Company's ISKs which were placed in service prior to 1998, constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of users of the Company's ISKs, key vendors or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. The effect on the Company's operation, income and financial condition could be materially adverse.

         If the Company's suppliers or customers fail to complete any required Year 2000 remediation of their computer systems or product offering company could suffer delays in product delivery or in processing payments owed to the Company. In addition, if any products or services sold by the Company to its customers were to fail, the Company could be liable to its customers for damages and costs to the extent that the Company's suppliers do not cover such liability. Any such Year 2000 failures could have a material adverse effect on the Company's business, operating results, or financial condition.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

         The Company is not a party to any material pending or threatened legal proceedings. The Company is subject to legal proceedings in the ordinary course of its business, none of which the Company believes is material.

ITEM 2 - Changes in Securities and Use of Proceeds

         On February 25, 1999, the Company sold to an accredited investor a 12% Unsecured Note in the principal amount of $250,000, together with a warrant to purchase 3,850 shares of the Company's common stock an exercise price of $3.25 per share, and an additional warrant to purchase 11,150 shares of the Company's common stock an exercise price of $3.75 per share, both warrants for a period of 5 years. The Company intends to use the net proceeds from the sale of the Note in connection with its efforts to obtain a nationally recognized brand name.

         On March 16, 1999, the Company sold to an accredited investor 16,000 shares of Common Stock at a purchase price of $3.125 per share, together with a warrant to purchase 2,500 shares of Common Stock at an exercise price of $3.50 per share for a period of 5 years.

         On April 12, 1999, and on April 14, 1999, the Company sold to two accredited investors for an aggregate purchase price of $100,000, warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.75 per share for a period of 5 years.

         No underwriter was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid. The securities in each transaction were sold to a limited group of accredited investors in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Except where otherwise indicated, the Company intends to use the net proceeds from the sale of these securities for working capital and to fund acquisitions.

ITEM 3 - Defaults upon Senior Securities

         Not Applicable

ITEM 4 - Submission of Matters to a Vote of Securities Holders

         The 1998 Annual Meeting of Shareholders was held on May 3, 1999.

         Five proposals were submitted for shareholder approval, all of which passed with voting results as follows:

         (1) To elect seven directors for the ensuing year and until their successors are duly elected and qualified.

                                       For         Withhold     Non-Votes
                                    ---------      --------     ---------
         Peter C. Lytle             6,803,650        2,395        88,401
         Timothy G. Becker          6,803,650        2,395        88,401
         Marshall T. Masko          6,803,650        2,395        88,401
         James A. Bartholomew       6,803,650        2,395        88,401
         Marlin Rudebusch           6,803,650        2,395        88,401
         Susan M. Clemens           6,803,650        2,395        88,401
         Ronald G. Olson            6,803,650        2,395        88,401

         (2) To consider and vote upon the amendment to the Company's Restated Articles of Incorporation to change the name of the Company to United Shipping & Technology, Inc.

         For:       6,811,320            Against:         1,695
         Abstain:       3,030            Non-Votes:      78,401


         (3) To consider and vote upon amendments to the Company's 1995 Stock Option Plan, including an amendment to increase the number of shares for which options may be granted under such plan from 450,000 to 1,950,000 shares.

         For:       4,336,414            Against:       378,651
         Abstain:     352,436            Non-Votes:   1,826,945


         (4) To consider and vote upon amendments to the Company's 1996 Director Stock Option Plan, including an amendment to increase the number of shares for which options may be granted under such plan from 100,000 to 210,000 shares.

         For:       4,347,418            Against:       597,318
         Abstain:     122,675            Non-Votes:   1,826,945

         (5) To ratify the appointment of Lurie, Besikof, Lapidus & Co., LLP independent certified public accountants, as auditors of the Company for its fiscal year ending June 30, 1999.

         For:       6,469,485            Against:         18,170
         Abstain:     328,390            Non-Votes:       78,401


ITEM 5 - Other Information

         Not Applicable

ITEM 6 - Exhibits and Reports on Form 8-K

         a.       Exhibits required by Item 601 of Regulation S-B

                  Exhibit 4.1 Form of 12% Short Term Note issued in February of 1999

                  Exhibit 4.2 Form of Warrant issued to purchaser of 12% Short Term Note in February of 1999

                  Exhibit 10.1 Form of Warrant issued to purchaser in March 16, 1999 sale of Common Stock and Warrant

                  Exhibit 10.2 Form of Warrant issued to purchasers in April, 1999 sale of Warrants

                  Exhibit 27 Financial Data Schedule

         b. Current Reports on Form 8-K for the second quarter ended March 31, 1999.

                  The Company filed a Current Report on form 8-K on January 27, 1999 and an amendment thereto on March 29, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in they City of Plymouth, State of Minnesota on May 17, 1999.


                                           UNITED SHIPPING & TECHNOLOGY, INC.



                                           By: /s/ Peter C. Lytle
                                           -------------------------------------
                                           Peter C. Lytle
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

Exhibit 4.1         Form of 12% Short Term Note issued in February of 1999

Exhibit 4.2         Form of Warrant issued to purchaser of 12% Short Term Note

Exhibit 10.1 Form of Warrant issued to purchaser in March 16, 1999 sale of Common Stock

Exhibit 10.2 Form of Warrant issued to purchasers in April, 1999 sale of Warrants

Exhibit 27          Financial Data Schedule