Form 10KSB
period 1999-06-30
UNITED SHIPPING & TECHNOLOGY INC
filed 1999-09-28
CIK 1002902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28452

                       UNITED SHIPPING & TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

             UTAH                                         87-0355929
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                        9850 51ST AVENUE NORTH, SUITE 110
                          MINNEAPOLIS, MINNESOTA 55442
           (Address of principal executive offices including Zip Code)

         Issuer's Telephone Number, Including Area Code: (612) 941-4080

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.004 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes _X_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10--KSB or any amendment to this Form 10--KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,482,799.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $47,029,741 as of September 15, 1999.

As of September 15, 1999, there were 10,931,643 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I ........................................................................1

     Item 1.  DESCRIPTION OF BUSINESS .........................................1
     Item 2.  DESCRIPTION OF PROPERTY ........................................20
     Item 3.  LEGAL PROCEEDINGS ..............................................21
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............21
              EXECUTIVE OFFICERS OF THE REGISTRANT ...........................22

PART II ......................................................................23

     Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS ........................................................23
     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ...........................26
     Item 7.  FINANCIAL STATEMENTS............................................31
     Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .......................................48

PART III .....................................................................48

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT ............................................................48
     Item 10. EXECUTIVE COMPENSATION .........................................51
     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT .....................................................53
     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................55
     Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K .........................56

SIGNATURES ...................................................................57

POWER OF ATTORNEY ............................................................57

EXHIBIT INDEX ................................................................58

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

         Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the ability of the Company to successfully and profitably operate its newly-acquired same-day delivery business and to integrate the former Corporate Express Delivery Systems, Inc. ("CEDS") operations into the Company's existing operations; (2) the ability of the Company to remain current on the payments of debt incurred to complete the acquisition of CEDS; (3) the ability of the Company to develop an e-commerce fulfillment business and integrate this with its same-day delivery operations;
(4) the ability of the Company to integrate its ISK technology (as defined below) and its other technology into the Company's same-day delivery operations;
(5) the ability of the Company to leverage and market its ISK technology to major shippers and carriers and operate a brand identity relating thereto; (6) the ability of the Company to increase its original equipment manufacturing business for kiosks and the growth in kiosks as tools for providing information, marketing and vending services and products; (7) the uncertainties surrounding technological changes in the same-day delivery and transportation industries, and the Company's dependence upon computer and communications systems and third parties who manufacture, maintain and market the same; (8) the ability of the Company to access public and private equity markets; and (9) the ability of the Company to stem operating losses and position the Company to achieve positive cash flow.

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

COMPANY OVERVIEW - RECENT SIGNIFICANT ACQUISITION

         On September 24, 1999, United Shipping & Technology, Inc., ("US&T" or the "Company"), acquired Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc. ("CEX") pursuant to a merger of CEDS with the Company's wholly-owned subsidiary, United Shipping & Technology Acquisition Corp. The purchase price was approximately $60.6 million, consisting of $43.0 million in cash provided by institutional debt financing, and the remainder in a combination of short and long-term notes issued to CEX. CEDS was the surviving corporation in the merger, and changed its name to UST Delivery Systems, Inc. ("Delivery Systems"). Delivery Systems is incorporated in Delaware.

         With the acquisition of CEDS, the Company believes that it has become the leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution in the United States. The Company provides an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services, from a network of approximately 230 locations in 83 of the top 100 metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 9,800 vehicles, including 4,700 Company-leased and owned vehicles and 5,100 vehicles utilized by independent contractors. The Company has approximately 10,000 employees. The Company's Delivery Systems subsidiary has offices in Australia, Canada, France, Hong Kong and the United Kingdom, to facilitate its same-day international air delivery business.

         The purchase of CEDS is a major step toward the fulfillment of the Company's goal of becoming the premier same-day express delivery and e-commerce fulfillment service in the United States. In late 1998, the Company's new management team concluded that the Company's historical business of manufacturing and operating self-service intelligent shipping kiosks ("ISKs") in retail locations such as Kinko's Copy Centers and CopyMax stores was not profitable or generating revenue levels acceptable to the Company or the retailers. The Company has subsequently adopted a revised business strategy of utilizing its kiosks and communications technology both for self-service shipping and hub-automation purposes and in conjunction with a planned consolidation in the same-day delivery market. The Company also intends to integrate its technology into its same-day delivery operations to enable consumers to participate in Internet-based business, and to offer integrated distribution and logistics services to corporate clients and companies engaged in e-commerce. While there can be no assurance that such integration will be successful or that the Company's same-day delivery or other operations will be profitable, the Company believes that its acquisition of CEDS gives it the revenue, customer base and market penetration needed to pursue its vision of becoming the branded leader in same-day delivery solutions.

         With the acquisition of CEDS, the Company provides the following products and services to individual consumers and businesses:

         * same-day ground and air transportation services throughout the United States and internationally,

         *        distribution, logistics and integrated supply services,

         * self-service automated shipping kiosks automate the shipping hubs of major carriers and that enable customers and small businesses to conveniently ship packages and priority letters through a major carrier in the air express and package delivery market,

         * computerized interactive kiosks that provided information through the Internet, and

         *        secure delivery of information over the Internet.

         The Company derives revenues primarily from its same-day ground and air delivery operations, and to a lesser extent, from package shipping transactions and selling shipping kiosks and customized interactive kiosks. The Company's revenues for the fiscal year ended June 30, 1999 were approximately $1.5 million. For the fiscal year ended January 30, 1999, CEDS' revenue from operations was approximately $648.3 million.

         The Company has organized its operations in three subsidiaries. The Company conducts the CEDS same-day delivery business through UST Delivery Services, Inc. and continues to operate a portion of its Minneapolis same-day delivery and package delivery services through the Company's Advanced Courier Services, Inc. subsidiary. The Company develops software and kiosk technology through its Intelligent Kiosk Company subsidiary.

         The Company incorporated in Utah in 1979 under the name Basin Energy Corporation. The Company has amended its name several times since then. In 1992 the Company changed its name to U-Ship, Inc., and in May 1999 the Company changed its name to United Shipping & Technology, Inc. From 1979 until 1991, the Company engaged in business activities that were unrelated to the Company's current business. The Company's principal executive offices are located at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442 and the Company's telephone number is (612) 941-4080. The Company's website is www.u-s-t.com.

HISTORICAL BUSINESS AND EVOLUTION OF BUSINESS STRATEGY

         In 1991, the Company began the development of self-service automated shipping systems designed to be installed at the shipping hubs of major package carriers such as United Parcel Service ("UPS"). The Company's kiosks have had a limited test experience with UPS, but no significant sales of hub-automation kiosks have been made to UPS or any other carrier. The Company believes that automating these hubs will provide businesses and individuals greater access to convenient shipping services and will allow the carriers to provide more efficient customer service.

         In 1996 the Company introduced a new generation of intelligent shipping kiosks designed to be used in retail and other non-hub locations. From that time until the beginning of 1999, the primary business of the Company was the development, manufacture and marketing of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. Historically, the Company placed these kiosks in service in multiple locations of major retailers, such as Kinko's Copy Centers and OfficeMax. By mid-1998, the Company had 303 kiosks in service in 43 states and Canada.

         In 1997, the Company began developing and marketing custom-built, computerized interactive kiosks for a customer that provides employment information for different markets. These kiosks allow job seekers to access information on job availability, benefits and the like, and to electronically submit job applications. Data is provided by local newspapers and employers. Based in part on this application, the Company believes that it can easily adapt the Company's kiosk technology to make interactive kiosks that provide a wide variety of information services to consumers, such as building directories, "how-to" guides in home hardware stores and automated ticket dispensers in theaters.

         In late 1997, as a result of lower than anticipated revenues from ISKs placed in retail locations, the Company began an extensive evaluation of its strategies and results from its placement sites. Ultimately, in 1998, the Company concluded that its historical ISK placement strategy was not profitable or generating the business volume the Company or the retailers required. In the course of reviewing alternative directions for its business, the Company's management determined that the "intraday" courier business presented an opportunity for the Company to employ its advanced technology in a large but fragmented market and obtain an independent revenue stream in a growing industry. Based on this determination, the Company adopted a revised business strategy with the goal of becoming the national leader in same-day delivery and related services through a series of acquisitions - a "roll-up" - of courier businesses. The Company's plan has been to utilize its kiosks and other technology both for self-service shipping and hub-automation purposes and in conjunction with a planned consolidation within the same-day delivery market. The Company believes that the rapid growth in Internet-based business, or "e-commerce," has also presented an opportunity to leverage the Company's ISK technology and courier rollup strategy. The Company has begun the process of upgrading its kiosks to act as portals to the Internet for the performance of "back office" shipping functions, such as dispatch, tracking and invoicing, on-line ordering of same-day delivery services, and for the secure delivery of information. Plans were also initiated to utilize the Company's technology and same-day delivery operations to allow consumers to participate in Internet-based business, or e-commerce, and to offer an array of integrated distribution and logistics services to corporate clients and companies engaged in e-commerce.

         The Company began its courier roll-up strategy in late 1998, through the acquisition of JEL Trucking, Inc., which enabled it to offer same-day delivery and package delivery services in the Minneapolis/St. Paul metropolitan area. In January 1999, the Company acquired Twin City Transportation, Inc., expanding its same-day delivery service in the Minneapolis/St. Paul metropolitan area.

         On September 24, 1999, the Company acquired Corporate Express Delivery Systems, with annual revenues in excess of $600 million in 1998. The Company is also exploring the acquisition of additional same-day delivery companies to increase market penetration and provide a national platform for e-commerce fulfillment and logistics services. As of September 28, 1999, the Company had no material agreements pending to acquire any additional companies.

         In order to increase the strength of its market leadership in the same-day delivery business and obtain the maximum economies of scale from the Company's same-day delivery consolidation efforts, the Company has made a determination that it must continue to invest in upgrading and developing computer and communications technology. The Company currently employs in most of its fleet a sophisticated communications and dispatch system. In addition, the Company has begun the testing in its larger on-demand delivery operations of a satellite-driven, computerized, on-demand routing system that utilizes GPS positioning technology and mobile data terminals to continuously track every vehicle and package in real time. The Company plans to expand the capabilities of its communications systems to provide for the further integration of its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for e-commerce delivery solutions. In addition, the Company's kiosk technology is currently being upgraded to provide more robust and comprehensive capabilities so that it can be integrated with the Company's same-day delivery operations.

         In March, 1999, the Company introduced a new Internet-based service called i-courier(TM). This service offers secure, trackable electronic document transfer and storage for small or large files. The Company intends to expand this service to include links to the Company's dispatch system for on-line ordering and package tracking. The Company intends to add additional services and products and expand the capabilities of i-courier(TM).

THE COMPANY'S SAME-DAY DELIVERY OPERATIONS

         MARKET OPPORTUNITY

         The same-day delivery market provides non-scheduled, same-day delivery of documents and packages in a local market. Some couriers offer specialized services beyond small package delivery, for example legal filing, process serving and dock-truck services for large items. A few same-day delivery companies, such as the Company, offer warehousing, integrated distribution and logistics, cross-dock and package aggregation services as well.

         Industry sources, which the Company believes to be reliable, estimate that the same-day delivery services industry is a $15 billion market in the United States, with a growth rate of more than 5% per year. Although the market is large, it is highly fragmented. There are relatively low barriers to entry in this market, because the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. There are as many as 6,000 same-day delivery companies in the United States. Most participants are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales; accordingly, the Company believes there is little perceived service differentiation between competitors, and that customer loyalty is generally short-term. There are no dominant brands in the industry, and the industry has a low level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS and Federal Express, which use technology extensively.

         Same-day delivery customers increasingly seek greater speed, convenience and dependability from their package delivery providers, as well as additional services. The Company expects that growth in the same-day shipping market will be fueled by corporate America's trend toward outsourcing, as well as the rapid growth of e-commerce and the heightened demand for immediate response and comprehensive distribution management solutions. The Company believes that customers will be attracted to companies with the ability to offer greater efficiency through the use of technology, such as the Company's sophisticated dispatch and communications software and its network of intelligent shipping kiosks, and with the kind of national market presence that offers customers the ability to purchase an array of services from one vendor operating in multiple markets. The Company believes that the increasingly time dependent nature of these same-day delivery services provides an opportunity to utilize its ISK as an "electronic drop box" for same-day delivery services and as an Internet portal for ordering same-day delivery and other services on-line and for performing "back-office" shipping-related functions. The ISKs are electronically networked to the Company's central computers, allowing for immediate notification of a courier that a pickup is needed at a particular site. The Company's information technology allows for the management and coordination of dispatching, delivery tracking and other "back room" functions to provide support services more efficiently and, the Company believes, more cost-effectively. This integration of the Company's high-tech kiosk and communications software with the currently low-tech same-day delivery business can also provide a market differentiation between the Company's services and those of competitors.

         COURIER ROLLUP STRATEGY

         To meet potential customers' increased expectations and needs, the Company in late 1998 adopted a courier roll-up strategy with three major components:

          *    to realize economies of scale,

          * to use the Company's present and developing technology to reduce costs and to provide better service, and

          * to develop a national brand to differentiate the Company's service and foster customer loyalty.

         The Company entered the same-day delivery business in the Minneapolis/St. Paul metropolitan area by acquiring courier and package delivery companies beginning in late 1998. With the purchase of CEDS on September 24, 1999, the Company has completed a major step in the realization of its roll-up strategy, becoming the national leader in same-day delivery services. As the Company grows, it intends to integrate its delivery service operations, and expects to be able to achieve substantial cost savings by consolidating and standardizing dispatch, billing and other administrative functions. The Company plans to continue to increase its market penetration through additional acquisitions and/or internal growth.

         The Company will also use technology to provide better and new services to customers. To meet its customers' needs for speed and efficiency, the Company currently employs in most of its fleet a sophisticated communications and dispatch system. In addition, the Company has begun the testing in its larger on-demand delivery operations of a satellite-driven, computerized, on-demand routing system. This product utilizes GPS positioning technology and mobile data terminals to continuously track every vehicle and package in real time. The system increases pick-up choices and route optimization, which the Company anticipates will result in significantly lower mileage, fleet and administrative expenses through improved driver productivity and route density. In addition, the Company believes that its existing and proposed systems will provide additional benefits to the customer, including enhancing the accuracy of package delivery estimates, up-to-the minute status updates on all jobs, and electronic proof of delivery. The Company intends to expand the capabilities of its communications systems to provide for the further integration and increased efficiency of its same-day delivery, supply chain management and logistics services, and to provide an Internet-based platform for e-commerce delivery solutions. The Company believes that utilizing such technologies will result in a paradigm shift in the same-day delivery business. Such communications and route optimization software would allow the Company to use its on-demand and scheduled resources interchangeably, allowing more efficient utilization of its fleet and personnel, and should allow the Company to expand the reach and attractiveness of its array of delivery and related services.

         Additionally, the Company's shipping kiosks are being further developed to offer increased convenience to customers of same-day delivery service, through the utilization of the kiosks as electronic document and package "drop boxes", which can be tied into the Company's electronic network through the application of the communications technologies the Company currently uses or will seek to develop or acquire. For instance, rather than waiting for the arrival of a driver to pick up a package for delivery, such a network of kiosks would enable customers to deposit a document or package in the kiosk storage bin for later pickup, choose delivery options, and pay for the service selected via credit card. The shipping kiosks are designed to be electronically networked to the Company's central computers, which would be able to automatically notify a driver that a pickup is needed at a particular site and include information regarding which delivery service options the customer has selected. Order functions could also be performed directly over the Internet, through the customer's personal computer, and drivers would be electronically connected via the Company's communications system. The Company believes that such a real-time communications network, once implemented, will result in more deliveries meeting the time requirements set by its customers.

         The Company also intends to develop, license or acquire a national brand for its same-day delivery services. The Company will seek a well-recognized brand that represents speed, high quality, security and reliability. The Company believes that a uniform presentation of its same-day delivery and related services across several local markets will provide a significant competitive advantage, both by fostering customer loyalty and familiarity, and will assist in integrating its acquired companies.


         The Company's i-courier(TM) Internet initiative is also designed to support the Company's roll-up strategy. Currently, i-courier(TM) provides secure, trackable electronic document transfer services. In addition, the Company intends to incorporate an interface to its same-day delivery services on the Company's web site, including online ordering of delivery services as well as package tracking. The i-courier(TM) initiative will also help build brand recognition since the Company's web site will be developed to reflect its corporate identity, including the Company's brand for its service offerings. Ultimately, the Company plans to allow users of its kiosks to utilize the Internet to access a full range of electronic commerce options in addition to shipping services. The Company also intends to expand the current offering of logistics services to companies engaged in electronic commerce and for companies needing "just in time" inventory and spare parts warehousing and delivery services.

         SAME-DAY DELIVERY OPERATIONS

         In late 1998 and early 1999, the Company acquired two Minneapolis/St. Paul courier and package delivery companies, JEL Trucking, Inc. and Twin City Transportation, Inc. With the acquisition of these two companies, the Company began to offer 24-hour same-day delivery and dock truck service in the Minneapolis/St. Paul metropolitan area, western Wisconsin and Duluth. On September 24, 1999, the Company acquired Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc. The purchase price was approximately $60.6 million, consisting of $43 million in cash provided by institutional debt financing, and the remainder in a combination of short and long-term notes. CEDS was the surviving corporation in the merger, and changed its name to UST Delivery Systems, Inc. ("Delivery Systems"). Delivery Systems is incorporated in Delaware.

         With the acquisition of CEDS, the Company believes that it has become the leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution in the United States. The Company is the only same-day delivery company in the United States with a truly national presence and a full complement of service offerings. With 1998 revenues of over $600 million, the Company is approximately twice the size of its nearest competitor. The Company's network is comprised of approximately 230 locations. The Company services 83 of the top 100 metropolitan markets in the United States and numerous secondary markets. No public or private competitor currently duplicates the Company's national presence or service offerings, giving what the Company believes is a significant competitive advantage in meeting the demands of sophisticated, national customers who depend on same-day delivery services in the execution of their businesses.

         As a result of the transaction, the Company's Delivery Systems subsidiary now has approximately 10,000 employees throughout the United States. In addition, the Company has offices in Australia, Canada, France, Hong Kong and the United Kingdom, primarily in conjunction with its same-day air delivery business. The same-day ground delivery service employs approximately 9,800 vehicles, 4,700 of which are owned or leased by the Company and 5,100 of which are utilized by independent contractors. Of the Company's approximately 13,300 drivers, 8,200 are employees and 5,100 are independent contractors.

         Currently, the Company's same-day delivery operations are divided into two segments: ground services and air services. Each of these segments is broken into various service offerings and a diversified customer base. Following is a brief description of the various services offered by the Company:

         GROUND SERVICES.

         The Company believes that it is the largest same-day ground delivery service provider in North America. The Company's ground operations provide delivery services from approximately 190 locations in the United States and operate in 80 of the 100 top metropolitan areas, as well as numerous secondary markets. The Company segregates its ground business into three main business units and derives approximately 85 percent of its total ground revenues from same-day delivery services.

         The Company generally enters into customer contracts for scheduled delivery, distribution services and integrated supply services which are terminable by customers upon notice, generally ranging from 30 to 60 days. Typically, the Company does not enter into contracts with its customers for on-demand, delivery services. Prices for the Company's services are currently determined at the branch level based on the distance, weight and time sensitivity of a particular delivery. Billing information is generated and processed locally through the Company's computer systems.

         SCHEDULED DELIVERY. Same-day scheduled delivery services are provided for time sensitive deliveries that are recurring in nature. Pickup and delivery routes are pre-defined based on the needs of the customer. A dispatcher coordinates and assigns scheduled pickups and deliveries to the drivers and manages the delivery flow. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis.

         The largest customer base for this type of service consists of financial institutions needing a pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts. Typical service involves the pickup of non-negotiable instruments from various bank branches in a designated geographic area at a pre-scheduled time for delivery to a central processing center. The expeditious and reliable transportation of the instruments from the branches to a processing center is vital in order to obtain the rapid transfer of funds from individual accounts to the institution. Consequently, financial institutions consider scheduled delivery to be a critical part of their outsourcing service needs. The Company believes that it maintains a dominant position in scheduled delivery services for financial institutions, with a greater than 35 percent market share. Other users of scheduled delivery services include film processors, pharmaceutical companies and companies with critical parts replenishment needs. The Company provides scheduled delivery services in 79 of the top 100 metropolitan markets.

         ON-DEMAND DELIVERY. The Company provides local and inter-city same-day on-demand delivery services, whereby Company messengers or drivers respond to a customer's request for immediate pickup and delivery. The Company typically offers one hour, 2 to 4 hour, and 4+ hour delivery services depending on the customer's time requirements. Most deliveries occur within a metropolitan area or radius of 40 miles. On-demand delivery services are typically available 24 hours a day, seven days a week.

         Most of the Company's on-demand operations centers are staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who provide the customer with a job specific price quote and transmit the order to the appropriate dispatched location. A dispatcher coordinates shipments for delivery within a specific time frame, and if necessary, coordinates flight arrangements for inter-city deliveries. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. After proper routing for the package is determined, coordination and deployment of delivery personnel is accomplished either through mobile data terminals linked to the Company's dispatch computer system, through pagers or by radio. In addition to its current fleet-wide communications and dispatch system, the Company is currently in the process of testing a new routing and dispatch system to manage its on-demand system. This product is an advanced, satellite driven on-demand management system which links dispatchers and drivers through a personal two-way mobile data terminal. The system continuously tracks every vehicle and every job in real-time and provides electronic proof of delivery to close the loop on chain of custody issues. Typical users of on-demand services include a wide variety of customers ranging from hospitals for organ transportation to law offices for delivery of legal documents. The Company provides on-demand delivery services in 48 of the top 100 metropolitan areas.

         DISTRIBUTION SERVICES. The Company provides same-day distribution services for time-sensitive local deliveries that require intermediate handling or sorting prior to delivery to multiple locations. Typically, the

Company receives a bulk shipment at its warehouse from a customer's supplier. This shipment is then subdivided into smaller bundles and sorted for delivery to specific locations. For example, the Company may receive a bulk shipment of inventory for retailer, sort and divide the shipment into smaller bundles, and then deliver the shipment to the customer's stores. Same-day distribution services are provided on both a local and multi-city basis. The Company's on-demand delivery resources are available to supplement the customer's drivers as needed. Customers utilizing distribution services typically include air freight companies, pharmaceutical wholesalers, retailers, manufacturers or other companies which must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region. The Company provides distribution services and 70 of the top 100 metropolitan areas.

         INTEGRATED SUPPLY. The Company offers integrated supply services whereby it assumes inventory replenishment responsibilities of non-critical items for customers. The Company's integrated supply services include monitoring the customer's inventory based on predetermined inventory levels and reordering needed supplies through the customer's purchasing agent. Inventory shipments are sent to a Company site adjacent to the customer's facility, from which the Company sorts and then distributes items to their appropriate destination. The Company also offers "critical parts banking" for a customer's parts and supplies and offers related "just-in-time" transportation of those items to support service or production activities. Parts are stored at Company facilities located in a metropolitan area. A customer's service technician lacking a needed repair part, for instance, can order the part which is quickly delivered to the service site, adding the kind of value which the Company believes will allow purchase decisions to be based more on capability than price. The Company intends to expand its "just-in-time" warehousing and delivery and logistics business both through internal growth and acquisitions. Companies utilizing integrated supply services include petrochemical companies which use the services to centralize non-critical inventory management at their large chemical plants. Though accounting for less than 2 percent of the Company's total revenues, integrated supply services augment the Company's value added service offerings.

         OTHER SERVICES. The remainder of the Company's services include inter-company delivery, dedicated fleet services, logistics, long-haul services and warehouse and storage services.

         Several industry sectors need national or regional same-day delivery services. Typical industries served by the Company include:

         FINANCIAL INSTITUTIONS. Financial institutions, primarily commercial banks, utilize the Company's scheduled delivery services to deliver non negotiable instruments, primarily canceled checks and ATM receipts. Typical service involves the pickup of non negotiable instruments from various bank branches in a designated geographic area at a pre-scheduled time for delivery to a central processing center. The expeditious and reliable transportation of the instruments from the branches to the center is vital in order to obtain the rapid transfer of funds from individual accounts to the institution. Consequently, financial institutions consider scheduled delivery to be a crucial part of their outsourced service needs. Management estimates that the Company has a greater than 35 percent market share in the financial institutions same-day delivery industry.

         HEALTH CARE. Health care customers consist primarily of pharmaceutical wholesalers and hospitals. Pharmaceutical wholesalers primarily utilize the Company's distribution delivery services to transport bulk shipments from centralized location to various retail sites. The Company typically receives a bulk shipment of inventory from a wholesaler, sorts and divides the shipment into smaller bundles, and then delivers the shipment to destination outlets, including retail drug stores and hospitals. Hospitals primary utilize the Company's on-demand services to transport time sensitive, critical items for immediate patient care.

         RETAIL. Retail customers, typically large national companies, primarily utilize the Company's distribution delivery service. For example, the Company services its largest retail customer by providing a national network of scheduled and routed vehicles to deliver three separate product lines: technical parts, gas repair shop parts and retail products. Included in these product lines are items such as refrigerators, condensers, weed whackers and other retail products. Typically, the Company receives a bulk shipment and then breaks it down into multiple shipments. The Company then delivers the items to retail locations or pre-specified drop sites to be picked up by the customer.

         PETROCHEMICAL. Petrochemical customers utilize the Company's integrated supply services to centralized non-critical inventory management at their large chemical plants. Typically, the Company monitors a petrochemical customer's inventory based on predetermined inventory levels and reorders needed supplies through the customers' purchasing agent. Inventory shipments are sent to a Company site adjacent to the customer's facility, from which the Company sorts and then distributes items to their appropriate destination. Petrochemical customers prefer to utilize a national provider such as the Company, in order to streamline the number of vendors with whom they conduct business.

         TECHNOLOGY. Technology customers primarily utilize the Company's on-demand services. The prototype service the Company is aiming to provide technology customers is a critical parts management system utilizing the Internet. For example, the Company services its largest technology customer by partnering with its third party logistics supplier to provide critical parts banking. This provider, one of the largest third party logistics providers in North America, provides a national network whereby they centrally manage 100 regional stocking locations of 500 to 1500 square feet, utilizing an Internet-based warehouse management system. Typically, the Company's customer places in order over the telephone, which is then entered into its suppliers' database. The database determines if the part is available and, if available, the applicable regional stocking location. The part is then pulled from the regional stocking location while a driver is dispatched. The driver delivers the part to its destination and puts the damaged part in a return package to be delivered to repair center.

         AIR SERVICES.

         The Company's Air Group ("Air Group") provides primarily same-day scheduled and on-demand delivery services demanding inter-city delivery. The Air Group operates under three main brand names: Tricor, Air Courier Dispatch, and Midnite Express. The Air Group provides delivery services from approximately 40 locations supported by its own ground fleet of approximately 228 vehicles. The Air Group does not own any aircraft, relying instead on purchasing its air transportation from preferred vendors. The Air Group has negotiated contracts with most major airlines with whom it has secured favorable terms that enable it to charge competitive rates for services. In order to utilize fleet assets efficiently, certain Air Group locations perform scheduled ground and on-demand delivery services.

         SCHEDULED AIR DELIVERY SERVICES. Same-day scheduled delivery services are provided for time-sensitive deliveries that are recurring in nature. Pickup and delivery routes are pre-defined based on the needs of the customer. The largest customer base for this type of service consists of financial institutions for delivery of non negotiable instruments, primarily canceled checks.

         A typical shipment of bank documents is picked up from the sending bank's processing center by an Air Group courier. The courier follows a predetermined pickup schedule. Shipments are pre-sorted by city by bank personnel and then transported to Air Group facilities generally located in close proximity to the local airport.

         At Air Group's facilities, packages are consolidated by destination, placed in large shipping bags with an attached air bill and then transferred to the airport for shipment. Air Group purchases its air transportation from major airlines and air charter operators from whom it has negotiated favorable terms that enable it to charge competitive rates for its services. At the airport, the bags are verified against an internal manifest to ensure that all of the packages are accounted for and sent to the proper destination. Upon arrival at the destination city, the shipment is off-loaded for the final time and delivered by an Air Group courier to the receiving bank or Federal Reserve Branch.

         ON-DEMAND DELIVERY. The Air Group provides local same-day on-demand delivery services, whereby messengers or drivers respond to a customer's request for immediate pick up and delivery. The Air Group's on-demand service begins with a customer placing an order to a customer service representative who provides the customer with the job specific price quote, and coordinates the pickup schedule, flight arrangements and delivery times. Similar to its scheduled services, the Air Group purchases its air transportation from certain major airlines and air charter operators. Pickup of the package is handled by an Air Group carrier or agent, dependent upon whether the Air Group maintains ground operations at a particular pickup location. Upon receipt by the driver, the driver notifies the dispatcher that the package has been picked up and is en route to the airport. At the airport the package is placed on the plane and sent to a specific destination. Upon arrival an Air Group carrier or agent secures the package and notifies the Air Group of its receipt. The package is then transported from the airport to its final destination where the customer signs the bill and finishes the chain of custody. Typical customers of the Air Group's on-demand services include entertainment firms shipping production materials, including film footage and music, investment banks, advertising agencies, hospitals shipping human organs and manufacturing firms requiring parts for idled machines.

         AIR GROUP CUSTOMER BASE. As of January 30th, 1999, the Air group had a diversified customer base of over 6600 active customers across the United States. The Company's target customers are businesses that distribute time-sensitive, non-flexible items to multiple locations and financial institutions, primarily commercial banks, transferring non-negotiable items to processing centers.

THE COMPANY'S KIOSK OPERATIONS

SHIPPING KIOSKS

         In 1991, the Company began the development of automated shipping systems which are designed to be installed at the shipping hubs of major package carriers such as UPS. In 1996 the Company introduced a new generation of intelligent shipping kiosks for use in non-hub locations. From 1991 to 1998, the Company's primary business was the manufacture, marketing and operation of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market.

         The Company's shipping kiosks automate many of the functions involved in shipping packages and priority letters, such as weighing, determining the charge, accepting payment and printing a shipping label. The kiosks include a touch screen and a keyboard for entering information, a scale for weighing packages, a credit card reader to accept payment, and a printer to generate the bar-coded shipping label. The Company's shipping kiosks are either stand-alone kiosks, which automate all shipping and billing functions and include storage bins for later retrieval of packages, or kiosks designed to perform some functions such as weighing, calculation of charges and label generation, but require counter personnel to accept payment and complete a transaction. Once a package has been weighed, priced and labeled, the customer either pays for the shipment and deposits the parcel in the drop box if the unit is stand-alone, or pays and deposits the parcel at the counter. The Company holds nine United States patents related to hardware and software utilized in its ISKs and is not aware of any other comparable self-service, automated shipping system currently marketed or available to consumers and small business package shippers. Each location in the Company's network of ISKs is centrally controlled and serviced through an electronic connection to the Company's computer network system located at its headquarters. The Company believes that its ISK technology is among the most advanced self-service automated air express and package shipping systems available for consumers and small businesses. As of June 30, 1999, the Company had installed approximately 162 shipping kiosks in various retail locations and carrier hubs in over 29 states.

         Based on its strategy of becoming the branded global leader in same-day delivery solutions, the Company's shipping kiosks are being further developed to offer increased convenience to customers of same-day delivery service, through the utilization of the kiosks as electronic document and package "drop boxes", which can be tied into the Company's electronic network through the application of the communications technologies the Company currently uses or will seek to develop or acquire. For instance, rather than waiting for the arrival of a courier to pick up a package for delivery, the Company envisions that a customer would deposit a document or package in the kiosk storage bin for later pickup, choose delivery options, and pay for the service selected via credit card. Order functions could also be performed directly over the Internet, through the customer's personal computer, and drivers would be electronically connected via the Company's communications system. The Company believes that such a real-time delivery communications and kiosk network will result in more deliveries meeting the time requirements set by its customers.

         The Company believes that there is an opportunity in developing shipping kiosks for third-party use. Currently the Company is testing four counter assisted shipping kiosks in a major air/ground hub of a next-day carrier company. If the test is successful, the Company believes that a significant potential market for such shipping kiosks will exist among major carriers. There can be no assurance, however, that the Company will be able to successfully market kiosks to the carriers or any other potential customers.

         INTERACTIVE KIOSKS

         The interactive kiosk market includes banking applications, similar to ATMs, as well as informational and counter assistance kiosks, similar to the devices used by car rental companies to generate much of the paperwork for a rental, as well as kiosks for other applications. The Company believes that the market for interactive kiosks is growing rapidly. By 1995, over 20,000 units had been shipped in the United States, and sales totaled approximately $250 million. The Company expects that the United States interactive kiosk market will grow to over $1.5 billion by the year 2000, and to almost $3 billion by the year 2003.

         In 1997, the Company began the development of custom-built, computerized interactive kiosks for a customer that provides employment information for different markets. These kiosks allow job seekers to access information on job availability, benefits and the like, and to electronically submit job applications. Data is provided by local newspapers and employers. As of June 30, 1999, the Company sold 65 of these job-related kiosks to this customer, who has placed them in several markets. Based on this successful adaptation, the Company believes that the Company can further adapt its kiosk technology to make interactive kiosks that provide a wide variety of information services to consumers, such as building directories, "how-to" guides in home hardware stores, automated ticket dispensers in theaters, and on-line stock trading or other applications.

INDUSTRY BACKGROUND

         SAME-DAY DELIVERY SERVICES

         The Company believes that the market for same-day delivery services is large and growing. Based on industry studies which the Company believes to be reliable, the same-day delivery services market in the United States was estimated to generate revenues of approximately $15 billion per year, with an industry growth rate in excess of 5% per year. Although the market is large, it is highly fragmented. There are relatively low barriers to entry in this market, because the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. There are as many as 6,000 courier companies in the United States. Most participants are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales; accordingly, the Company believes there is little perceived service differentiation between competitors and that customer loyalty is generally short term. There are no dominant brands in the industry, and the industry has a low level of technology usage.

         The Company has determined that customer needs are continually changing and emerging as customers seek to streamline their processes, improve their customer-vendor relationships and increase productivity. The same day delivery industry is benefiting from several fundamental business trends. For example, the trend toward outsourcing of non-core functions has resulted in numerous shippers turning to third party providers for a range of services including same-day delivery and management of in-house distribution. Many businesses that outsource their distribution requirements prefer to purchase such services from one source capable of servicing multiple cities, which not only decreases their number of vendors, but also maximizes efficiency, improves customer service and simplifies billing. The Company believes that it is the only national same-day delivery service with the geographic reach to meet these evolving needs.

         Trends also show that customers are increasingly seeking greater speed and convenience from their package delivery service provider, along with reliability, security, operating efficiency and effectiveness. Customers are seeking to reduce their cycle times and implement "supply chain management" and "just-in-time" inventory management practices designed to reduce inventory carrying costs, together with attendant logistics and customized warehousing services. The growth of these practices has increased the demand for more rapid delivery services. Technological developments such as e-mail and facsimile have increased the pace of business and other transactions, thereby increasing demand for the same-day delivery of a wide array of items, ranging from voluminous documents to critical manufacturing parts to medical devices. Consequently, there has been increased demand for same-day transportation of items that are not suitable for fax or electronic transmission, but for which there is an immediate need.

         Industry participants have recently taken demand practices beyond basic point-to-point delivery into more advanced applications. For instance, some same-day delivery companies, including the Company, provide "critical parts banking" for a customer's parts and supplies and offer related just-in-time transportation of those items to support service or production activities. Parts are stored at Company facilities located in a metropolitan area. A customer's service technician lacking a needed repair part can order the part which is quickly delivered to the service site within a pre-determined time period, generally under one hour. When such applications are provided, the customer receives exceptional value, and their purchase decisions are based on capability more than price.

         The nature of the growing e-commerce segment places additional demands for speed and reliability, as well as the capability to handle consumer returns of goods and interface electronically with the e-commerce web sites. To provide these, the Company believes that customers are looking to more advanced technology, such as the Company's computerized customer ordering, tracking, and management systems, as well as professionalism and appropriate ancillary services such as logistics, warehousing, returns and the like. To serve these current and emerging customers needs, existing and future same-day delivery service companies will need to realize economies of scale and provide greater service options, such as the Company's current and planned critical parts banking, logistics and warehousing services. Economies of scale will enable the low-cost application of technology, a more dense or concentrated network of drivers and related operations, and more intensive marketing to assist in customer acquisition and to reinforce customer retention.

         To meet its customers' needs for speed and efficiency, the Company is currently utilizing a fleet-wide communications and dispatch system. In addition, the Company is testing in its larger on-demand delivery operations of a satellite-driven, computerized, on-demand routing system. This product utilizes GPS positioning technology and mobile data terminals to continuously track every vehicle and package in real time. The system increases pick-up choices and route optimization, resulting in significantly lower mileage, fleet and administrative expenses through improved driver productivity and route density. In addition, the Company believes that its existing and planned communications systems will provide additional benefits to the customer, including enhancing the accuracy of package delivery estimates, up-to-the minute status updates on all jobs, and electronic proof of delivery. Additionally, the Company is planning to utilize its ISK technology to augment its same-day delivery operations through the use of its kiosks as electronic document and package drop boxes, which can be tied into the Company's electronic network through the application of the communications technologies the Company currently uses or will seek to develop or acquire. The Company believes that utilizing such technologies to the scheduled delivery business would result in a paradigm shift in the same-day delivery business. Such route optimization software would allow the Company to use its on-demand and scheduled resources interchangeably, allowing more efficient utilization of its fleet and personnel.

         As customers' needs continue to emerge, the Company believes that increased pressure will be placed on security, delivery performance and full service. As a result, customers will most likely rely on fewer and better providers of package movement and services. The Company believes that no national brand exists within the same-day delivery industry. The Company believes that brand development will instill greater confidence in current and prospective customers by indicating a higher level of professionalism and service performance. In addition, the brand initiative, when combined with higher levels and variety of services such as may be provided by the Company's network of ISKs, may expand the industry and provide a strategic competitive advantage for the Company. Through the achievement of market penetration and resulting economies of scale in the building of a strong brand, the Company believes it will be uniquely suited for customer growth and retention. At the same time, the Company hopes to increase the industry barriers to entry through these methods.

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

         PACKAGE SHIPPING KIOSKS

         Small package shipping remains one of the growth segments of the shipping industry, with more than 6.5 billion packages and priority letters shipped per year. Of the 6.5 billion small packages shipped, approximately 1.5 billion are overnight or second-day shipments, indicating a strong demand for priority services. Priority package shippers are frequently under a deadline and need to ship "after hours." Twenty-four hour service and intraday service is a critical need for such shippers and package handling becomes a labor-intensive element within the small business. The growth of companies such as Federal Express Corporation and UPS, and the launch of new small parcel shipping services by the United States Post Office attest to the high growth of this business segment. Further, for the consumer segment, home delivery and outbound package mailing continue to be problems due to inconvenient shipping locations and limited hours which the carriers are open for business. Currently, in 70% of U.S. households both adults work outside the home, making it difficult and time-consuming to ship packages on an outbound basis. Additionally, in 40% of all home deliveries, no one is home to receive the package. Despite these issues, the Company believes small package shipping will continue to increase for the foreseeable future due in part to the following trends:

* SERVING THE CONSUMER AND SMALL BUSINESS MARKET. Because these shipments occur infrequently, there can be significant expense if the carrier provides pickup. Carrier depots are usually inconvenient for shippers to access, and hours are limited. The result of this has been the growth of a shipping interface industry, including "mailbox" stores, but these alternatives are often expensive to use and are not always more convenient from an office hours or location standpoint. The Company believes it can serve this large segment of the business and be an attractive partner for one or more major carriers by automating their hubs or helping them access a substantial, but not currently profitable segment of their business.

* HIGH GROWTH OF CATALOG, TV AND INTERNET SHOPPING. Busy two-income families have less time to shop at conventional stores, and tend to purchase more merchandise through catalogs and TV shopping channels. Such purchases generated revenues of more than $54 billion in 1994. There is also a new and growing trend toward virtual shopping, with people buying goods and services through the Internet. Based upon information the Company believes to be accurate, approximately 20% of all items purchased through the mail and television are returned, creating a significant and growing small package shipping return market which the Company believes can be served by a combination of the ISK and its expanded same-day delivery operations.

* GROWTH OF HOME-BASED BUSINESSES AND TELECOMMUNICATION. The latest census data from the United States government indicates that of the approximately 19 million small businesses currently existing in the United States, 13.2 million are sole proprietorships, many of which operate from private residences. The Company believes that small business growth drives growth in priority shipments. The Company believes its ISK technology and expanded same-day delivery operations, as well as its i-courier(TM) secure document transfer services, can be employed to increase access to the at-home business market.

THE ISK AND RELATED CORE TECHNOLOGIES DEVELOPED BY THE COMPANY

         In addition to its same-day delivery operations, the Company manufactures, markets, develops and operates self-service, automated, self-contained shipping kiosks for use by consumers and small business shippers to ship packages and priority letters through major carriers. The Company's ISK contains proprietary software, a computer monitor and a keyboard to facilitate a user-friendly interface to consumers. The ISK also contains algorithms and electronic communication capabilities which permit it to communicate with a central computer system located at the Company's headquarters. The Company has used market research and tests to refine and simplify its interface, which uses graphics and voice prompts to simplify the shipping process. The Company has also developed communications software that provides a seamless link to access shipping information. This tool provides the Company with accurate data used to manage site performance.

         The Company's ISKs generally incorporate the following features:

* A graphic user interface supported by voice prompting to take the shipper through the shipping process step-by-step.

* A touch screen that allows the user to make choices by lightly touching large, colorful graphic "buttons" on the screen.

*    A keyboard for quick entry of "ship to" and contents data.

* A credit card "swipe" that accepts all major credit cards and the US&T proprietary card. The system captures sender name, telephone number and other key information encoded on the credit card's magnetic stripe.

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

* State-of-the-art communications network that allows US&T to control, communicate with and reconfigure systems in remote sites in a matter of minutes.

         The Company believes that its ISK provides a complete shipping solution for consumers and small businesses, and that this unique technology can be successfully integrated into the Company's same-day delivery business. The Company believes that its sophisticated communications software will allow the kiosks to be used as electronic "drop boxes" both for same-day delivery services and as repositories for facilitating consumer returns of merchandise purchased via catalogs and the Internet, giving the Company's consolidation strategy a technological edge.

CARRIER RELATIONSHIPS

         For each ISK location, or group of locations, the Company has historically entered into a Commercial Counter Agreement with UPS, which provides the basic terms of service, advertising restrictions and certain related matters. The Company has also entered into an Automated Shipping System Letter Agreement with UPS regarding the Company's arrangements for use of UPS' Parcel Register, Computer Manifest and other systems for identifying and recording packages turned over to UPS for delivery. This agreement is generally terminable at will, although the Company has enjoyed a shipper-carrier relationship with UPS since 1992. However, the Company has no control over the nature, cost or availability of services provided by any carrier and has no long-term contracts with any carrier. Accordingly, there can be no assurance that the Company can continue its relationship with UPS or establish new relationships with any other carrier.

         In 1998, the Company was notified by UPS that the Company's software must be upgraded so that its ISKs are able to connect electronically with UPS, and that UPS will not provide pick up service to non-complying ISKs placed in service after July 1, 1998. While this date has been extended, the Company remains in the process of developing the necessary software upgrades and believes it can do so in time to meet the UPS requirements for ISKs placed in service after July 1, 1998 or can provide adequate alternatives to UPS pickup service for its ISKs. In June 1999, the Company formed an alliance with a software company, TanData, a minority interest of which is owned by UPS, to develop an electronic data interface through the Internet between the Company's kiosks and major carriers such as UPS, which the Company believes will allow us to meet these requirements. In addition, in the future, the Company's own couriers will pick up packages from an increasingly larger percentage of self-service shipping kiosks.

REGULATION AND SAFETY

         The Company's operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. In connection with the operation of certain motor vehicles and the handling of hazardous materials, the Company is subject to regulation by the United States Department of Transportation and the corresponding agencies in the states in which such same-day delivery operations occur. The Company's relationships with its employees is subject to regulations that relate to occupational safety, hours of work, workers' compensation and other matters. To the extent the Company holds licenses to operate two-way radios to communicate with couriers, the Company is also regulated by the Federal Communications Commission.

YEAR 2000 ISSUES

         The Company has developed an internal group and utilizes outside vendors to review its computer software and systems to determine that the programs and systems will function properly and will be Year 2000 compliant. As part of this process, the Company has identified those operating systems, application software and hardware that are crucial to continuing its ongoing operations and servicing its interactive kiosk and same-day delivery technology. The Company has substantially completed the process of contacting vendors and manufacturers to determine whether their products and services are Year 2000 compliant. Based on these efforts, the Company believes that its proprietary software, which is the software used to run its ISK as well as its management software, is Year 2000 compliant. In addition, the Company believes that, with minor modifications to existing third party software, Year 2000 issues will not pose significant operational problems for the Company's internal computer systems. In addition, the Company will over the next two months continue testing of its hardware and software systems to ensure and verify compliance. The estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

SALES AND MARKETING

         The Company has initiated a comprehensive marketing plan emphasizing its competitive position as the leading national provider of same-day delivery services, significantly enhanced its national accounts sales team to capitalize on this position, restructured its field sales organization and hired 65 new sales professionals to help implement the program.

         Sales efforts are conducted at both local and national levels through the Company's extensive network of local sales representatives and the national accounts group. The Company employs over 150 sales representatives who make regular calls on existing and potential customers to identify each customer's delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns. The Company's National Accounts Group focuses on developing and retaining accounts with larger corporations with multi-location requirements. The group is divided into four groups, financial institutions, integrated supply, healthcare and third party logistics. The Company's Air Group focuses on developing and expanding existing and new next-flight-out and air courier accounts throughout its domestic and international markets.

         The Company's marketing department is organized into two product areas, same-day delivery and logistics support. These product areas are supported by corporate communications and research services. The marketing department develops and executes marketing strategies and programs. In addition, the marketing department provides ongoing communication of corporate activities and programs to employees, the press and the general public.

RESEARCH AND DEVELOPMENT

         The focus of US&T's ongoing research and development is aimed at increasing the sophistication, use and deployment of both its present and potential communications systems. To meet its customers' needs for speed and efficiency, the Company currently employs a computerized communications and dispatch system. In addition, the Company is currently testing in its larger on-demand delivery operations a satellite-driven, computerized, on-demand routing system. This product utilizes GPS positioning technology and mobile data terminals to continuously track every vehicle and package in real time. The Company plans to expand the capabilities of its present and planned communications systems to provide for the further integration of its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for e-commerce delivery solutions.

         Currently, the Company's shipping kiosks are being upgraded to make the software and hardware more multi-functional and user friendly. The Company intends to continue this development process to allow the ISKs to be used as electronic "drop boxes" for same-day delivery service, and to integrate the Company's sophisticated dispatch software with the ISKs' existing network communications systems. The Company believes that this standardized communications system and real-time dispatch, routing and tracking software, integrated with the Company's kiosk communications capabilities, will increase the efficiency of the Company's same-day delivery operations in every market in which the Company operates.

         The Company is also working with third parties on the development of interactive kiosks meeting specific informational and other needs. Experience has shown that the Company's current ISK design is adaptable for use in interactive non-shipping applications. The Company intends to engage in the custom development of ISKs and interactive kiosks for those customers who have needs particular to their markets. For instance, the Company is currently under discussions with a major carrier for the development of an ISK that would automate that carrier's regional hubs. It is intended that the ISKs will be upgraded in accordance with the particular needs and specifications of this potential customer, if and when a contract is obtained. In addition, the Company is currently working with several potential customers for its interactive kiosks, and will develop such designs, software and hardware systems as these potential customers may require.

MANUFACTURING

         The Company purchases substantially all of the components for its ISK and other interactive kiosks from third parties for assembly and testing by the Company at its facility. Some of these components are designed by the Company and custom manufactured to the Company's specifications, which permits the Company to produce these systems without the substantial commitment of resources that an integrated manufacturing facility would require. However, most of the components the Company purchases are standard and readily available from several vendors. The Company believes it maintains good relationships with its suppliers and has no long-term manufacturing commitments with any such component manufacturer or supplier. The Company does not believe that it is materially dependent on any of its component suppliers or contract manufacturers because alternative sources for product components and manufacturing services are readily available. The Company believes that its existing facility has adequate manufacturing capacity to produce ISKs and other interactive kiosks sufficient to meet its anticipated sales.

COMPETITION

         In the same-day delivery business in any market, the Company expects to experience substantial competition from established local couriers and messenger services. In the Minneapolis/St. Paul metropolitan area, for example, there are over 30 courier services with which the Company competes, but none of the services is believed by the Company to have more than 10% of the market.

         Nationally, the Company competes with other large competitors. There are several companies that have courier operations in multiple markets. For instance, Dynamex/Roadrunner, is believed to have over 30 branches, most of which are in Canada. Pony Express is believed to be doing business in 36 states, primarily in the Northeast, Southeast and the Midwest. DMS has adopted a "roll-up" strategy and has acquired several courier operations in various major markets in the United States. These and other companies which may compete with US&T have substantial resources and experience in the same-day delivery business. The Company believes that its national presence and wide array of service offerings, its use of sophisticated communications and other technology and its branding strategy will differentiate the Company's services and allow it to compete successfully in any market in which the Company operates or may enter, but there can be no assurances that other, larger competitors will not enter the market or develop as a result of the trend toward consolidation in the same-day delivery market, thereby eroding the Company's competitive position.

         The express package and document collection and shipping markets, which are dominated by major carriers, such as UPS, Federal Express, Airborne, DHL and the U.S. Postal Service, are also extremely competitive. These companies engage primarily in the next-day and second-day ground and air delivery businesses and operate by imposing strict drop-off deadlines, rigid package dimensions and weight limitations on customers. By comparison, the Company operates in the same day delivery business, and handles deliveries as diverse as human organs and truckloads of steel pipe on a same-day basis, either scheduled or on-demand. Accordingly, the Company does not believe it is in direct competition with these major carriers in same-day delivery services, although there can be no assurances that such organizations will not determine to enter into direct competition with the Company. Such organizations may have more experience, as well as human and financial resources than the Company. For example, UPS, the world's largest package distribution company, had revenues of over $22 billion on a volume of over three billion packages and documents in 1997. In addition, many potential competitors, including Federal Express, UPS, and the United States Postal Service are larger, possess more established methods of operation and have developed loyalty to select manufacturing vendors who provide them with new technology and automation. The Company is at a disadvantage in competing with these larger and more established companies in trying to establish itself as a leader in the same-day express delivery business.

         The Company is also at a disadvantage competing with larger companies in its business as a manufacturer of automated kiosks to be used in the shipping industry. The Company believes that both Federal Express and UPS have developed, or had third parties develop for them, one or more forms of automated shipping systems which could be competitive with the Company's ISKs, but that these systems have not been deployed other than on a limited test market basis. The Company's primary method of competition with such carriers has been to patent its technology, which the Company believes creates barriers to entry by such carriers into the automated shipping market.

         The Company also expects to have significant competition in the new industries it is pursuing as part of its revised business strategy involving the manufacture of intelligent kiosks. Large kiosk vendors hold an advantage over smaller firms because of their vast resources and ability to deliver products and ongoing service on a large scale. The substantial growth of the industry is likely to attract wider competition, especially from computer firms and companies involved in the growing Internet business. Most of these competitors are likely to have resources and experience that far exceed that of the Company.

PATENTS AND INTELLECTUAL PROPERTY

         The Company owns nine U.S. patents and one Canadian patent which together cover technology and methodology currently employed in its ISK products. The Company has also filed for patent protection in several foreign countries, including Japan and the European Patent Community. However, there can be no assurance that the Company's patents will afford it significant protection, and the Company may be vulnerable to competitors, many of whom are larger and have greater financial and technological resources, who may attempt to copy or design around the Company's products.

         The Company's success in integrating its ISK technology with its same-day delivery business will depend upon its ability to protect and enforce its proprietary technology, for which it relies on a combination of patents, copyright, trademark and trade secret laws. Although the Company has received patents for its ISK, there can be no assurance that current intellectual property laws will afford the Company significant protection against competitors or that other technology will not be developed to functionally compete with the Company's product. The Company believes that one or more major carriers, all of which will have greater financial, technical and marketing resources, could develop or purchase products or technologies competitive with the Company's ISKs.

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

TRADEMARKS

         The Company currently has applications for United States trademark registrations for trademarks and service marks, including but not limited to United Shipping & Technology and Design, and i-courier(TM). However, there can be no assurance that any of these registrations will be granted. These applications for registration are for the following goods and services, among others: automated shipping machine for packages and overnight letters which computes charges and prints labels, receipts and other similar documents, the provision of delivery services, and the secure transmission of documents over the Internet. The Company also owns United States trademark registrations for the trademark U-Ship & Design and for the trademark U-Ship.

         There can be no assurance that any trademarks or service marks of the Company, if registered, will afford protection against competitors with similar marks that may have a prior use date. In addition, no assurance can be given that trademarks owned by the Company will not be infringed upon by others. There also can be no assurance that the Company's trademarks will not infringe upon trademarks or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any trademark claimed by the Company and, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a trademark can be substantial, as can be the costs of defending against such claims.

EMPLOYEES

         As of September 28, 1999, the Company employed approximately 10,000 people in the Company's Delivery Systems subsidiary. As of September 15, 1998, the Company employed 12 people on a full-time basis and two on a part-time basis, outside of its same-day delivery operations. As of September 15, 1999, the Company employed 5 people on a fulltime basis and none on a part-time basis, in the Company's ACS subsidiary. The Company believes that its relations with its employees are good. The Company also utilizes the services of over 5,100 independent contractor drivers in its same-day delivery operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company subleases approximately 9,460 square feet of space used for offices, assembly, storage and packaging at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442 at a monthly rent of $5,687. The

Company believes that these subleased premises will meet its requirements for its assembly, storage and packaging, and research and development facilities for the remainder of the sublease term. The sublease expires on November 24, 2001. The executive offices of the CEDS operations acquired are located at 11 Greenway Plaza, Suite 250, Houston Texas, where the Company leases 11,885 square feet of office space. The Company's operating facilities are conducted from approximately 230 local offices. With the exception of approximately 10 Company owned locations, all of the Company's operating facilities are leased, generally with terms of two to five years, although certain facilities are leased on a monthly basis. Leasing rates generally range from $5.00 per square foot to $22 per square foot. The Company operates warehouses typically ranging in size from 1,000 to 10,000 square feet, although the Company has a number of warehouses of over 10,000 square feet. Warehouses are typically used for inventory storage and products in transition. The Company's field offices generally range in size from one thousand to 20,000 square feet, although the Company has a number of offices over 20,000 square feet. Offices typically consist of processing support, local management and administrative space. The Company believes that the above-described premises will meet its requirements for its ongoing same-day delivery and other operations for the remainder of the lease terms.

         As of December 31st, 1998, the Company's fleet consisted of approximately 4700 leased and owned vehicles, including vans, pickup trucks, cars, straight trucks, trailers and tractors. Cars, vans and pickup trucks are typically utilized by the scheduled and on-demand business lines for transporting small packages on a point-to-point basis. Straight trucks, tractors and trailers are typically utilized by the distribution business, transporting large, longer haul shipments to warehouses or customer sites. The Company has recently overhauled its fleet, retiring approximately 400 aged vehicles, while leasing approximately 1300 new vehicles in the past year. As a result of the overhaul, the Company believes that its fleet is in very good condition, as illustrated by its average age of four years.

ITEM 3.  LEGAL PROCEEDINGS

         As of June 30, 1999, and prior to its acquisition of CEDS in September 1999, the Company was not a party to any material legal proceedings. CEDS and certain related parties are parties to lawsuits arising out of the business of CEDS. Most of the pending lawsuits are covered by primary and umbrella insurance policies providing for payment of a deductible by the Company in the amount of $250,000 per claim. The Company believes that any potential exposure in these pending actions will not exceed the policy limits.

         CEDS is also a party to five lawsuits which are not covered by primary or umbrella insurance policies. The Company is in the process of investigating and evaluating these cases to determine the extent of the Company's exposure.

         The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's financial position or results of operations. A monetary settlement paid by the Company or an award against it in any of such actions could, however, have a material adverse effect upon the Company's cash flow in a given period in which a settlement or award occurs. Following completion of its evaluation of the pending actions, the Company intends to establish an accrual for losses it may sustain in the pending actions. The financial statements dated as of August 27, 1999, for courier operations of Corporate Express Delivery Systems, Inc., provided for an accrual of $1.0 million for pending lawsuits, with liability in excess of the accrual being covered by insurance. The Company has not determined whether such an accrual level will be adequate for purposes of its financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

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

         Name                 Age   Position
         ----                 ---   --------

         Peter C. Lytle       50    Chairman, President, Chief Executive Officer
                                    and Director

         Timothy G. Becker    39    Treasurer, Chief Financial Officer and
                                    Director

         Kenneth D. Zigrino   43    Vice President - Administration, General
                                    Counsel and Secretary

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

                                            HIGH        LOW
                                            ----        ---
         Period
         ------

         Fiscal 1998
                  First Quarter ........    2-3/8      13/16
                  Second Quarter .......    1-5/16     3/16
                  Third Quarter ........    1/2        5/32
                  Fourth Quarter .......    1-3/8      3/8

         Fiscal 1999
                  First Quarter ........    1          5/8
                  Second Quarter .......    3-1/4      13/16
                  Third Quarter ........    4 1/4      2 3/4

                  Fourth Quarter .......    3-11/16    2 5/8


         On September 15, 1999, the number of holders of record of common stock was 427. The transfer agent for the Company's common stock is American Stock Transfer & Trust, 40 Wall Street, New York, New York.

         The Company has not paid any cash dividends on its common stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued development of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

RECENT SALES OF UNREGISTERED SECURITIES

         The following describes sales of the Company's securities in the last three years without registration under the Securities Act of 1933 (the "Securities Act"):

         In April 1998 certain accredited investors agreed to purchase in a private placement transaction an aggregate of 785,837 units (the "Units"), each Unit consisting of two shares of its $0.004 par value per share Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") and a warrant to purchase one share of Common Stock at a price of $1.75 per share (the "Warrants"), at a price of $1.20 per Unit, for a total consideration received by the Company of $943,003. Each of the Preferred Shares was convertible into the Company's $0.004 par value Common Stock and was entitled to 5% cumulative annual dividend. Subject to their registration under, or exemption from, applicable federal and state securities laws, the Warrants were exercisable to purchase Common Stock at any time before May 1, 2001. Closing procedures for such private placement were completed in May 1998. These Units were sold by the Company without the services of an agent.

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

         On February 25, 1999, the Company elected to cause the mandatory conversion of each of the outstanding Preferred Shares into one share of Common Stock, for a total of 4,455,498 shares of Common Stock. On September 10, 1999, the Company exercised its option to redeem the unexercised Warrants (other than the Agent's warrant) purchased by investors in the above-described Unit offering. Such redemption is at a price of $0.01 for each share of Common Stock issuable upon exercise of said unexercised Warrants, subject to the rights of the warrantholders to exercise the Warrants during the 30 day period beginning on the date of the Company's notice of redemption.

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

         Between December 31, 1998 and February 25, 1999, the Company sold to a limited number of accredited investors, in two private placement transactions, $1,350,000 principal amount of unsecured, 12% notes (the "Notes"). In connection with the sale of the Notes, the Company issued five-year warrants for the purchase of 29,333 shares of Common Stock exercisable at $1.875 per share 11,150 shares of Common Stock exercisable at $3.25 per share and 3,850 shares of Common Stock exercisable at $3.75 per share. Pursuant to a Note Conversion Agreement dated March 30, 1999, $500,000 of the Notes were converted by one Note holder into 175,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share. Pursuant to another Note Conversion Agreement dated May 5, 1999, $250,000 of the Notes and accrued interest were converted by one Note holder into 100,000 shares of Common Stock.

         Between March 16, 1999 and August 12, 1999, the Company sold to seven purchasers an aggregate of 373,000 shares of Common Stock at prices ranging from $2.87 to $3.125 per share, for an aggregate of $1,105,000. In connection with the sales, the Company issued to the purchasers either one-year or four-year warrants to purchase an aggregate of 119,668 shares of Common Stock at exercise prices ranging from $2.00 to $3.50 per share.

         Between April 12, 1999 and June 7, 1999, the Company sold to two purchasers five-year warrants for the purchase of an aggregate of 150,000 shares of Common Stock, at an exercise price of $1.75 per share, for an aggregate of $150,000.

         Except with respect to its private placement of Preferred Shares, no underwriter or placement agent was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities in each transaction were sold to a limited group of accredited investors in a private placement transactions, exempt from registration under
Section 4(2) of the Securities Act or Regulation D thereunder. All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act. Except where otherwise indicated, the Company intends to use the net proceeds from the sale of these securities for working capital and to fund acquisitions.

         In July of 1999, the Company sold to certain of its employees an aggregate of 7,612 shares of its Common Stock at a purchase price of $3.00 per share $0.004 par value common stock (the "Shares"), in a private placement transaction. No underwriter was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid. The securities in this transaction were sold to a limited group of non-accredited investors in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

GENERAL

         From 1996 until the beginning of 1999, the primary business of the Company was the development, manufacture and marketing of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. Historically, the Company placed these kiosks in service in multiple locations of major retailers, such as Kinko's Copy Centers and OfficeMax. By the middle of 1998, the Company had 303 kiosks in service in 43 states and Canada.

         In 1998, as a result of lower than anticipated revenues from ISKs placed in retail locations, the Company reevaluated its strategies and results from its kiosk deployment. In the course of reviewing alternative directions for its business, the Company's management determined that the same-day delivery business presented a unique opportunity for the Company to employ its advanced technology in a large but fragmented market and obtain an independent revenue stream in a growing industry. Based on this determination, the Company adopted a revised business strategy with an objective of becoming the national leader in same-day delivery and related services through a "roll-up" of courier businesses.

         The Company initiated its roll-up strategy in late 1998, by acquiring JEL Trucking, Inc. and began offering same-day delivery and package delivery services in the Minneapolis/St. Paul metropolitan area. In January 1999, the Company acquired Twin City Transportation, Inc., thereby expanding the Company's same-day delivery service in the Minneapolis/St. Paul metropolitan area. In September 1999, the Company acquired Corporate Express Delivery Systems ("CEDS"), which had annual revenues in excess of $600 million in 1998. With the acquisition of CEDS, the Company believes that it has become one of the largest same-day courier delivery services in the world. The Company offers an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services, from approximately 230 locations in 83 of the top 100 metropolitan areas in the United States.

         Following the acquisition of CEDS, the Company's business provides the following products and services to individual consumers and businesses:

          * same-day ground and air package transportation services throughout the United States and internationally,

          *    distribution services and integrated supply services,

          * self-service automated shipping kiosks automate the shipping hubs of major carriers and enable customers and small businesses to conveniently ship packages and priority letters through a major carrier in the air express and package delivery market,

          * computerized interactive kiosks that provided information through the Internet, and

          *    secure delivery of information over the Internet.

RESULTS OF OPERATIONS

         Revenue for the fiscal year ended June 30, 1999, increased $529,941 or 56% to $1,482,799 from $952,858 for the fiscal year ended June 30, 1998. Revenues related to ACS and IQK for fiscal 1999 were $831,007 and $651,729, respectively. Revenues related to ACS were generated during its first seven months of operation. Revenues for IQK decreased $301,067 in fiscal year 1999. The decrease in revenue is due to a reduction in the number of ISKs remaining in service. In September 1998, the Company reached an agreement to remove ISKs deployed with one multiple location retailer, and is currently negotiating with another retailer to remove ISKs, in order to implement a new ISK placement strategy.

         Direct shipping and equipment sales expenses decreased by $29,659 or 4% to $745,779 from $775,438 in fiscal year 1998. The decrease is primarily due to the de-emphasis on the placement of new Company-owned ISKs.

         General and administrative expenses for the fiscal year ended June 30, 1999, increased $1,124,869 or 62% to $2,947,040 from $1,822,171 in fiscal year
1998. General and administrative expenses that related to ACS and IQK for fiscal year 1999 were $968,392 and $1,978,648, respectively. The majority of the increase is attributed to personnel expenses of $729,105 incurred by ACS during its first seven months of operation and an increase in personnel expenses of $251,650 for IQK. Significant staff reductions and other operating expense reductions were implemented during fiscal year 1998. As a result of the Company's revised business strategy, significant efforts have been undertaken during fiscal year 1999 to develop acquisition activities and to rebuild an experienced management team to implement the strategy.

         Marketing and sales expenses for the fiscal year ended June 30, 1999 increased $292,780 or 317% to $385,072 from $92,292 for the fiscal year ended June 30, 1998. The increase is the result of staff additions required to implement the redeployment strategy and to establish marketing programs for both ACS and IQK.

         Research and development expenses for the fiscal year ended June 30, 1999, increased $128,377 or 77% to $296,118 from $167,741 for fiscal year 1999.
The increase in research and development expenses is attributed to the development of new software tools for the ISKs and costs associated with the development of new experimental models of the ISK.

         Interest income increased to $52,375 for the fiscal year ended June 30,1999 compared to $25,863 for the fiscal year ended June 30, 1998. The increase is a result of the investment of cash surpluses generated from the Company's private offerings in May and June 1998 and its issuance of the Company's 12% notes on December 31, 1998. Interest expense increased to $55,644 for the fiscal year ended June 30, 1999 compared to $22,209 for the fiscal year ended June 30, 1998. This increase is due to the increase in debt upon issuance of the Company's 12% notes in December 1998.

         Net loss for the fiscal year ended June 30, 1999 increased by $993,349 to $2,894,479 from $1,901,130 for the comparable period in the prior year. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset its investment and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         In order to finance its revised business strategy, the Company sold Common Stock and warrants in private placements aggregating over $855,000 equity capital from private investors during the fiscal year ended June 30, 1999. In addition, the Company sold its short and medium-term promissory notes and warrants in the aggregate original principal amount of $1.35 million during the fiscal year ended June 30, 1999.

         By separate closings on April 22, 1998, June 2, 1998, and June 8, 1998, the Company completed private placements in which it sold to accredited investors 4,455,498 shares of its newly-created Series A Cumulative Preferred Shares, together with Warrants to purchase 2,227,749 shares of Common Stock. The Preferred Shares and Warrants were sold in Units, at a purchase price of $1.20 per Unit. The total net consideration from the sale of the Units was $2,420,859. Each Unit consisted of two (2) Preferred Shares and one (1) Warrant to purchase one share of Common Stock at a price of $1.75 per share. Each of the Preferred Shares was convertible into the Company's $0.004 par value common stock (the "Common Stock"). Subject to their registration under, or exemption from, applicable federal and state securities laws, the Warrants may be exercised to purchase Common Stock any time before May 1, 2001. Pursuant to their subscription agreements, investors in this offering received both demand and incidental registration rights with respect to registration of the sale of the Common Stock into which the Units were convertible and the Warrants exercisable. On February 25, 1999, each of the Preferred Shares was manditorily converted into one share of Common Stock. On September 10, 1999, the Company gave notice to the investors in the above offerings that it would redeem, for the purchase price of $0.01 per share, the shares of Common Stock as to which the Warrants remained unexercised, subject to the right of the investors to exercise the Warrants within 30 days of said notice. In April 1997, to meet working capital requirements, the Company completed a private placement of its Common Stock raising approximately $1.6 million.

         The Company is currently operating at a loss and expects to continue to depend on cash generated from the sale of debt and equity securities to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to enable it to continue operating in its current form.

         The Company's loss for the fiscal year ended June 30, 1999 was $2,894,479. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to expand its ISK network and the costs incurred in supporting this network, and in pursuing other aspects of its revised business strategy. The Company believes that these programs, while initially requiring additional cash outlays, will result in greater package shipping revenues per shipping center, although no assurance can be given that volumes will increase appreciably as a result of these initiatives in the near future, if at all. The Company expects that its current ISK network and other operations will continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

         Inventory increased by approximately $381,395 as of June 30, 1999, compared to June 30, 1998. The Company has increased its purchase of materials during the quarter in order to implement the new ISK redeployment strategy. In addition, the Company reclassified approximately $405,500 of the ISKs which were recalled from CopyMax from fixed assets to inventory as they were being retrofitted to ET300 series in anticipation of reselling them into the market. Accounts receivable increased by approximately $209,367 from June 30, 1998 to June 30, 1999. The increase is due to the acquisition by ACS. Accounts payable increased by approximately $482,949 over the same period due to the acquisitions and the increased level of purchases associated with the redeployment efforts. Accrued liabilities increased $83,723 over fiscal year 1999 due to the acquisitions made by ACS. Deferred revenue decreased by $19,225 due to the expiration of the liabilities associated with the possible exercise of return rights and maintenance agreements on the ISKs.

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

         On September 24, 1999, the Company acquired for approximately $60.6 million Corporate Express Delivery Systems, Inc., one of the largest same-day delivery services in North America, operating from a network of 230 locations in 83 of the top 100 United States metropolitan areas. The acquisition was financed by a $43.0 million credit facility from two institutional lenders, secured by cash and accounts receivable and the remainder was financed by notes in favor of CEX Holdings, Inc., which notes are secured by Delivery Systems' property, plant and equipment.

ITEM 7.  FINANCIAL STATEMENTS


               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                             (formerly U-Ship, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998

                                    CONTENTS


                                                                          Page
                                                                          ----

INDEPENDENT AUDITOR'S REPORT                                               31

FINANCIAL STATEMENTS

     Consolidated balance sheets                                           32

     Consolidated statements of operations                                 33

     Consolidated statements of shareholders' equity                       34

     Consolidated statements of cash flows                                 35

     Notes to consolidated financial statements                          36 - 47

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
United Shipping & Technology, Inc.
Plymouth, Minnesota


We have audited the accompanying consolidated balance sheets of UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES (formerly U-Ship, Inc.) as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred net losses of $2,894,479 and $1,901,130 for the years ended June 30, 1999 and 1998, respectively. This factor, among others, as discussed in Note 2, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those factors are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota
August 13, 1999, except for Notes 2 and 15, as to which the date is September 9, 1999

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1999 and 1998

                                     ASSETS                                1999           1998
                                                                        -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                          $   252,356    $   153,693
     Short-term investments                                                      --      1,700,000
     Accounts receivable (net of allowance of $22,600
      and $14,100)                                                          274,896         65,529
     Stock subscription receivable, subsequently collected                  250,000         18,000
     Note receivable                                                        121,972             --
     Inventories                                                            883,036        501,641
     Prepaid expenses and other                                             193,573             --
                                                                        -----------    -----------
         TOTAL CURRENT ASSETS                                             1,975,833      2,438,863
                                                                        -----------    -----------
PROPERTY AND EQUIPMENT
     Shipping kiosks                                                        763,905      1,335,234
     Furniture, fixtures, and equipment                                   1,046,726        537,979
                                                                        -----------    -----------
                                                                          1,810,631      1,873,213
     Less accumulated depreciation                                          952,935        934,054
                                                                        -----------    -----------
                                                                            857,696        939,159
                                                                        -----------    -----------
OTHER ASSETS
     Goodwill, net of accumulated amortization of $46,120                 1,426,339             --
     Patents, net of accumulated amortization of $135,351
         and $106,903                                                        83,422         99,729
     Financing costs, net of accumulated amortization of $5,000              25,000             --
     Other assets                                                            19,826         75,175
                                                                        -----------    -----------
                                                                          1,554,587        174,904
                                                                        -----------    -----------
                                                                        $ 4,388,116    $ 3,552,926
                                                                        ===========    ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term obligations                        $    39,609    $    52,881
     Accounts payable                                                       557,092         74,143
     Accrued liabilities                                                    228,651        144,928
     Deferred revenue                                                            --         19,225
                                                                        -----------    -----------
         TOTAL CURRENT LIABILITIES                                          825,352        291,177
                                                                        -----------    -----------
LONG-TERM OBLIGATIONS, net of current maturities                            615,815         61,004
                                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock, $.004 par value; 25,000,000 shares authorized,
         4,500,000 shares designated series A cumulative convertible
         preferred stock; no shares and 4,455,498 shares outstanding             --         17,822
     Common stock, $.004 par value; 75,000,000 shares authorized;
         10,610,537 and 4,979,709 shares outstanding                         42,442         19,919
     Additional paid-in capital                                          15,571,329     12,935,347
     Accumulated deficit                                                (12,666,822)    (9,772,343)
                                                                        -----------    -----------
                                                                          2,946,949      3,200,745
                                                                        -----------    -----------
                                                                        $ 4,388,116    $ 3,552,926
                                                                        ===========    ===========

See notes to consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 1999 and 1998

                                                             1999            1998
                                                         -----------     -----------
REVENUES                                                 $ 1,482,799     $   952,858
                                                         -----------     -----------

EXPENSES
     Direct shipping and equipment sales                     745,779         775,438
     General and administrative                            2,947,040       1,822,171
     Marketing and sales                                     385,072          92,292
     Research and development                                296,118         167,741
                                                         -----------     -----------
                                                           4,374,009       2,857,642
                                                         -----------     -----------

LOSS FROM OPERATIONS                                      (2,891,210)     (1,904,784)
                                                         -----------     -----------

OTHER INCOME (EXPENSE)
     Interest income                                          52,375          25,863
     Interest expense                                        (55,644)        (22,209)
                                                         -----------     -----------
                                                              (3,269)          3,654
                                                         -----------     -----------

NET LOSS                                                 ($2,894,479)    ($1,901,130)
                                                         ===========     ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $      (.42)    $      (.38)
                                                         ===========     ===========

SHARES USED TO COMPUTE NET LOSS
     PER COMMON SHARE - BASIC AND DILUTED                  6,881,764       4,977,469
                                                         ===========     ===========


See notes to consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Years Ended June 30, 1999 and 1998

                                       Series A
                                 Cumulative Convertible
                                    Preferred Stock                Common Stock           Additional
                              ---------------------------   ---------------------------     Paid-in     Accumulated
                                 Shares         Amount         Shares         Amount        Capital        Deficit         Total
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------
BALANCE AT JUNE 30, 1997                --   $         --      4,967,669   $     19,871   $ 10,511,575  $ (7,871,213)  $  2,660,233

     Private placements of
     preferred stock             4,455,498         17,822             --             --      2,403,037            --      2,420,859

     Private placement of
     common stock                       --             --         12,040             48         20,735            --         20,783

     Net loss                           --             --             --             --             --    (1,901,130)    (1,901,130)
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------

BALANCE AT JUNE 30, 1998         4,455,498         17,822      4,979,709         19,919     12,935,347    (9,772,343)     3,200,745

     Acquisition of Jel
     Trucking, Inc.                     --             --        100,000            400         59,600            --         60,000

     Acquisition of Twin
     City Transportation, Inc.          --             --        423,330          1,693        908,467            --        910,160

     Conversion of
     preferred stock            (4,455,498)       (17,822)     4,455,498         17,822             --            --             --

     Warrants issued to
     purchase common stock              --             --             --             --        135,000            --        135,000

     Stock options exercised            --             --        121,000            484        166,216            --        166,700

     Warrants exercised                 --             --         20,000             80         58,320            --         58,400

     Conversion of notes
     payable and accrued
     interest                           --             --        275,000          1,100        761,558            --        762,658

     Private placement of
     common stock                       --             --        236,000            944        546,821            --        547,765

     Net loss                           --             --             --             --             --    (2,894,479)    (2,894,479)
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------

BALANCE AT JUNE 30, 1999                --   $         --     10,610,537   $     42,442   $ 15,571,329  $(12,666,822)  $  2,946,949
                              ============   ============   ============   ============   ============  ============   ============


See notes to consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 1999 and 1998

                                                                         1999            1998
                                                                      -----------     -----------
OPERATING ACTIVITIES
     Net loss                                                         $(2,894,479)    $(1,901,130)
     Adjustments to reconcile net loss to net cash flows
      used by operating activities:
         Depreciation                                                     346,267         490,930
         Amortization                                                      79,568          30,846
         Asset obsolescence and reserves                                       --         155,805
         Changes in operating assets and liabilities,
          net of effects of acquisitions:
              Accounts receivable                                          74,302          55,154
              Note receivable                                            (121,972)             --
              Inventories                                                  24,605         158,615
              Prepaid expenses and other                                 (193,573)         32,723
              Other assets                                                 55,349              --
              Accounts payable                                            392,484         (82,898)
              Accrued liabilities                                          96,381        (246,337)
              Deferred revenue                                            (19,225)        (34,064)
                                                                      -----------     -----------
                  Net cash used by operating activities                (2,160,293)     (1,340,356)
                                                                      -----------     -----------

INVESTING ACTIVITIES
     Purchases of property and equipment                                 (556,502)       (158,427)
     Acquisition of Twin City Transportation, Inc.
         and Jel Trucking, Inc.                                          (809,808)             --
     Purchases of short-term investments                                       --      (1,700,000)
     Redemption of short-term investments                               1,700,000         250,000
     Purchase of patents                                                  (42,138)             --
                                                                      -----------     -----------
                  Net cash provided (used) by investing activities        291,552      (1,608,427)
                                                                      -----------     -----------

FINANCING ACTIVITIES
     Proceeds from notes payable                                        1,350,000              --
     Payments on notes payable and long-term debt                         (58,461)        (63,426)
     Proceeds from the sale of common stock                               480,000          20,783
     Proceeds from sale of preferred stock                                     --       2,673,348
     Expenditures related to sale of preferred and common stock          (182,235)       (252,489)
     Collection of stock subscription                                      18,000              --
     Proceeds from exercise of options and warrants                       225,100              --
     Proceeds from the sale of warrants                                   135,000              --
                                                                      -----------     -----------
                  Net cash provided by financing activities             1,967,404       2,378,216
                                                                      -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       98,663        (570,567)

CASH AND CASH EQUIVALENTS
     Beginning of year                                                    153,693         724,260
                                                                      -----------     -----------
     End of year                                                      $   252,356     $   153,693
                                                                      ===========     ===========


See notes to consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Nature of Business and Summary of Significant Accounting Policies -

         The Company

         United Shipping & Technology, Inc., formerly U-Ship, Inc. (the Parent), a holding company, has four subsidiaries, U-Ship International, Ltd. (International), Intelligent Kiosk Company (IQK), Advanced Courier Services, Inc. (ACS), and U-Ship America, Inc. (America), collectively referred to as the Company. International and IQK are in the business of developing, manufacturing, and operating equipment used as automated self-service intelligent shipping kiosks (ISK) throughout the United States and Canada. ACS is in the intraday courier business operating in Minnesota. America is an inactive subsidiary.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Parent, International, IQK, ACS, and America. All intercompany balances and transactions are eliminated in consolidation.

         Revenue Recognition

         Package shipping revenue is recognized when the package is shipped. Revenue from courier services is recognized when the service is performed.

         The Company recognizes revenue from sales of ISK upon delivery and installation. Maintenance contract revenue is deferred and recognized over the period of the related agreements.

         Use of Estimates

         The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

         At June 30, 1999, a significant amount of the Company's inventory and shipping kiosks, included in property and equipment, are in excess of current requirements based on recent sales and revenues derived from the kiosks. The Company developed a new shipping kiosk for its largest customer, which is currently being tested. Additionally, the Company continues to negotiate with new customers for its kiosks. Management believes, based on its current plans, that no additional reserves for inventories or reduction of the carrying value of the shipping kiosks are required. In the event management's plans are not successful, including failure of its customer to accept and order the new shipping kiosks, additional reserves for inventories and reduction of the carrying value of the shipping kiosks may be required in the near term and such amounts could be material.

         Cash Equivalents and Short-Term Investments

         All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents, which consist primarily of money market accounts.

         Short-term investments consisted of marketable securities classified as available-for-sale and were recorded at market value, which was equal to cost. These investments were redeemed in fiscal 1999.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

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

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is included in general and administrative expenses and is provided using the straight-line method over the estimated useful lives of the related assets as follows:

                                                             Years
                                                             -----
                      Shipping kiosks                        3 - 4
                      Furniture, fixtures, and equipment     3 - 5

         Intangible Assets

         Intangible assets are being amortized as follows:

                                                             Years
                                                             -----
                      Goodwill                                 15
                      Patents                                   5
                      Financing costs                           6

         Financial Instruments

         Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt, which are recorded at amounts approximating their fair values.

         Concentrations of Credit Risk

         Concentrations of credit risk with respect to accounts receivable for package revenues are limited due to the large number of customers and the geographical dispersion. The Company generally does not require collateral or other security for customer receivables. The Company sells ISK to third-party leasing companies and, at times, could maintain individually significant receivable balances with primary leasing companies. Company credit card receivables are monitored and controlled through credit checks, verification of bank references, and regular monitoring. An allowance for doubtful accounts is reviewed periodically based on management's evaluation of collectibility, historical experiences, and other economic factors.

         The Company's field units are dependant on United Parcel Service for all package shipping.

         The Company maintains cash balances with banks insured by the Federal Deposit Insurance Corporation (FDIC). Cash balances on deposit with one bank at June 30, 1999, exceeded the balances insured by the FDIC by approximately $152,000.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Nature of Business and Summary of Significant Accounting Policies -
         (continued)

         Research and Development Costs

         Research and development costs are charged to expense as incurred.

         Accounting for Stock-Based Compensation

         The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and provides the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation".

         Net Loss Per Common Share

         Options and warrants to purchase common stock and all series A cumulative convertible preferred stock were anti-dilutive due to the net losses incurred during 1999 and 1998 and, therefore, excluded from the calculation of diluted net loss per common share.

         New Accounting Pronouncements

         Effective in fiscal 1999, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not effect results of operations or financial position.

         Reclassifications

         Certain reclassifications were made to the 1998 financial statements in order to conform to the classifications used for the current year.


2.       Going Concern -

         Since inception (September 30, 1991) through June 30, 1994, the Company was a development stage enterprise, devoting substantially all of its efforts to proprietary product development and providing prototype products to certain customers. Such efforts also included raising capital and acquiring and constructing property and equipment. The Company began actively selling products during 1995 and no longer considers itself to be in the development stage. However, the Company has not operated profitably to date and there are no assurances that there will be future profitable operations.

         The Company incurred net losses of $2,894,479 and $1,901,130 for the years ended June 30, 1999 and 1998, respectively. The Company's ability to continue present operations, further develop potential proprietary products, and operate as a going concern is contingent upon approval, acceptance, and sales of the Company's products and the ability to obtain financing that might not be available. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Going Concern - (continued)

         Several new board members and senior management were appointed in connection with raising additional capital through the preferred stock private placements (Note 6). The new management adopted new strategies for the Company and developed a plan of action as follows:

              * The Company completed acquisitions of and has announced plans to acquire an additional local, same day delivery, couriers (Notes 3 and 15). The Company is pursuing strategic acquisitions which will allow it to capitalize on its technology in the shipping industry and become less reliant on national carriers.

              * The Company is pursuing additional strategic alliances to expand the development and marketing of its core technology beyond shipping stations and continuing to market and develop custom built intelligent kiosks.

              * The Company is redeploying its existing ISKs to sites where greater revenues and margins can be achieved.

              * The Company intends to concentrate its ISK in the redeployment effort in the greater Twin Cities Metropolitan area. The Company expects to be able to achieve significant savings on service and maintenance, as well as sales and marketing costs by having the core group of ISK within a single geographic area.

         Management believes the successful completion of its plans and activities will result in a greater array and awareness of its products and services resulting in increasing revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans, that the current working capital will be able to meet the Company's ongoing business needs, or that the Company will be able to raise additional funds, if necessary. In the event the Company's activities do not result in increased revenues and cash flows or working capital is not adequate to meet its ongoing business needs, and the Company is not able to raise additional financing to meet its operating needs, the Company may no longer be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


3.       Acquisitions -

         On December 11, 1998, the Company acquired substantially all the assets and assumed certain liabilities of JEL Trucking, Inc., a Minneapolis based trucking company engaged in dock truck and courier shipments. The purchase price included 100,000 shares of the Company's common stock valued at $60,000 and cash of $90,000.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Acquisitions - (continued)

         On January 13, 1999, the Company acquired Twin City Transportation, Inc. (TCT) through a merger of TCT into ACS. TCT was an established courier service operating in the Minneapolis-St. Paul metropolitan area. Under the terms of the merger agreement, the common stock of TCT was exchanged for 423,300 shares of the Company's common stock valued at $910,160, a warrant for the purchase of 1,000 shares of common stock exercisable at $1.063 per share, cash of $400,000, payment by the Company of $298,733 for TCT liabilities, and acquisition expenses of $21,075.

         The acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The purchase price was allocated as follows:

               Accounts receivable                 $  283,669
               Other current assets                       500
               Property and equipment                 113,802
               Goodwill                             1,472,459
               Accounts payable                       (90,462)
                                                   ----------
                                                   $1,779,968
                                                   ==========

         The following unaudited pro forma financial information gives effect to the TCT acquisition as if it had occurred at the beginning of each of the years ended June 30, 1999 and 1998. The pro forma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                                       1999            1998
                                                   -----------     -----------
               Revenues                            $ 2,196,775     $ 2,175,904
               Net loss                             (2,917,699)     (1,934,485)
               Net loss per common share -
                basic and diluted                  $      (.42)    $      (.36)
               Weighted average common shares
                outstanding - basic and diluted      7,093,429       5,400,799


4.       Note Receivable -

         The note is due from a consultant, bears annual interest at 5 1/2%, is unsecured, and is due on demand.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Inventories -

         Inventories consist of ISKs in various stages of completion, including component parts, as follows:

                                                      1999        1998
                                                    --------    --------
               Raw materials and work components    $860,499    $467,932
               Finished goods                         22,537      33,709
                                                    --------    --------
                                                    $883,036    $501,641
                                                    ========    ========

         Raw material and work components were reduced by a reserve of approximately $40,000 in 1999 and 1998.


6.       Long-Term Obligations -

         Long-term obligations consist of the following:

                                                     1999        1998
                                                   --------    --------
               Notes payable, interest at 12%,
                  due January 2002                 $600,000    $     --

               Obligations under capital leases      55,424     113,885
                                                   --------    --------
                                                   $655,424    $113,885
                                                   ========    ========

         Future maturities of long-term obligations are as follows:

                       Year Ending
                         June 30,            Amount
                         --------          ----------
                           2000                39,609
                           2001                13,103
                           2002               602,712
                                           ----------
                                           $  655,424
                                           ==========


7.       Income Taxes -

         The Company provides for income taxes based on income reported for financial reporting purposes. Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. Deferred tax assets were reduced by a valuation allowance until their realization is reasonably assured. No income taxes are currently payable due to the net operating losses.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       Income Taxes - (continued)

         The significant components of deferred income tax assets and liabilities, primarily long-term, are as follows:

                                                 1999                                            1998
                              -------------------------------------------     -------------------------------------------
                                 Total          Federal          State           Total          Federal          State
                              -----------     -----------     -----------     -----------     -----------     -----------
Deferred tax assets:
     Net operating loss
        carryforwards         $ 4,500,000     $ 4,090,400     $   409,600     $ 3,496,350     $ 3,185,750     $   310,600
     Reserves, allow-
        ances and accruals         61,650          55,550           6,100          53,990          48,660           5,330
     Other                         52,760          47,560           5,200          45,625          41,125           4,500
                              -----------     -----------     -----------     -----------     -----------     -----------
                                4,614,410       4,193,510         420,900       3,595,965       3,275,535         320,430
Other                            (142,810)       (142,810)             --        (108,890)       (108,890)             --
                              -----------     -----------     -----------     -----------     -----------     -----------
                                4,471,600       4,050,700         420,900       3,487,075       3,166,645         320,430
Valuation allowance            (4,471,600)     (4,050,700)       (420,900)     (3,487,075)     (3,166,645)       (320,430)
                              -----------     -----------     -----------     -----------     -----------     -----------

                              $        --     $        --     $        --     $        --     $        --     $        --
                              ===========     ===========     ===========     ===========     ===========     ===========


         The Company had net operating loss carryforwards for income tax purposes of approximately $12,000,000, which expire from 2005 through 2020.

         The change in the valuation allowance was an increase of $984,525 and $849,585, in fiscal 1999 and 1998, respectively

         Under Internal Revenue Code Section 382, utilization of approximately $9,200,000 of these net operating loss carryforwards are limited to approximately $370,000 each year. The carryforward is cumulative if not utilized each year.


8.       Series A Cumulative Convertible Preferred Stock -

         In April 1998, the Company designated 4,500,000 shares of authorized but unissued preferred stock as series A cumulative convertible preferred stock. The series A preferred shares are convertible into common stock and are entitled to a cumulative annual dividend of $.03 per share. The stock is convertible beginning November 1, 1998, at an initial conversion rate of one share of common stock for each preferred share, to be adjusted if additional common stock is issued for less than $.60 per share. This preferred stock contains additional voting rights, as a class, regarding the authorization or issuance of additional stock with priority, or parity with the stock, mergers, consolidations, or disposals of all or substantially all assets of the Company. This preferred stock also contains certain liquidation preferences.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Series A Cumulative Convertible Preferred Stock - (continued)

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

         In February 1999, the Company converted all series A cumulative convertible preferred stock to an equal number of shares of common stock.


9.       Stock Options and Warrants -

         Stock Options

         The Company has an employee stock option plan and reserved 1,950,000 shares. Under the plan, the board of directors may grant options to purchase shares of common stock to eligible employees and contractors at a price of not less than the fair market value at the time of the grant for incentive stock options. Outstanding options expire at various dates through March 2008.

         The Company also has the 1996 Director Stock Option Plan authorizing up to 210,000 options to be issued. These options are issued at a price of not less than the fair market value at the time of grant, expire within five years, and are exercisable at the fair market value at the date of grant.

         Stock option activity consists of the following:

                                          1999                     1998
                                 ---------------------    ----------------------
                                              Weighted                  Weighted
                                              Average                   Average
                                              Exercise                  Exercise
                                  Options      Price       Options       Price
                                 ---------    --------    ----------    --------

Outstanding, beginning of year     767,750     $1.10         337,500     $3.48
    Granted                        473,500      1.91         637,000      0.52
    Exercised                     (121,000)     1.38              --        --
    Forfeited                      (90,500)     3.77        (206,750)     3.19
                                 ---------                ----------
Outstanding, end of year         1,029,750     $1.11         767,750     $1.10
                                 =========                ==========

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Stock Options and Warrants - (continued)

         Stock Options (continued)

         Options outstanding at June 30, 1999, are as follows:

                                Outstanding                     Exercisable
                     ----------------------------------    --------------------
                                    Weighted Average
                                 ----------------------                Weighted
                                 Remaining                             Average
    Range of                     Contractual   Exercise                Exercise
Exercise Prices       Options    Life-Years     Price       Options     Price
---------------      ---------   -----------   --------    ---------  ---------
 $0.38 - $0.40         560,000       8.6        $0.40        560,000    $0.40
 $1.13 - $1.25         310,000       9.2         1.25         10,000     1.13
 $2.94 - $3.25         105,500       6.7         3.11         13,400     3.20
 $3.50 - $4.88          54,250       4.5         3.82         16,000     3.93
                     ---------                             ---------
                     1,029,750       8.4        $1.11        599,400    $0.57
                     =========                             =========

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

                                                         1999          1998
                                                     -----------    -----------

         Net loss:
             As reported                             $(2,894,479)   $(1,901,130)
             Pro forma                                (3,063,158)    (1,931,103)

         Loss per common share, basic and diluted:
             As reported                                    (.42)          (.38)
             Pro forma                                      (.45)          (.39)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1999 and 1998 was $1.81 and $.45, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.10% for 1999 and 5.25% for 1998; no expected dividends; expected lives of 5 years; and expected volatility of 167% and 154% for 1999 and 1998 grants, respectively.

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Stock Options and Warrants - (continued)

         Warrants

         Warrant activity consists of the following:

                                            1999                    1998
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                   Warrants      Price     Warrants      Price
                                   --------     --------   --------     --------

Outstanding, beginning of year     3,700,826     $2.05     1,087,196     $3.43
    Granted                          439,399      1.86     2,616,130      1.48
    Exercised                        (20,000)     2.92            --        --
    Forfeited                       (111,160)     3.53        (2,500)     3.50
                                   ---------               ---------
Outstanding, end of year           4,009,065     $2.05     3,700,826     $2.05
                                   =========               =========

         Warrants outstanding at June 30, 1999, are as follows:

                                            Weighted Average
                                      ---------------------------
                                       Remaining
    Range of                           Contractual      Exercise
Exercise Prices          Warrants      Life-Years         Price
---------------          ---------    ------------      ---------
$0.09 - $0.60              438,381        3.9             $0.54
$1.75 - $2.17            2,559,148        2.2              1.77
$2.80 - $3.25              469,350        1.7              2.83
$3.50 - $5.20              542,186        1.4              3.93
                         ---------
                         4,009,065        2.2             $2.05
                         =========


10.      Lease Commitment -

         The Company leases facilities under operating leases which expire between August 1999, and April 2002. The leases require monthly rent plus the Company's share of certain operating expenses and real estate taxes over a certain amount. Rent expense was approximately $145,000 and $125,000 in 1999 and 1998, respectively.

         Future minimum rentals under the leases at June 30, 1999, are as follows:

                          Year Ended
                            June 30           Amount
                          -----------      -----------
                             2000          $    75,091
                             2001               75,047
                             2002               33,606
                                           -----------
                                           $   183,744

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Employee Benefit Plan -

         The Company has a 401(k) retirement plan for qualified employees. The Company has not made any contributions to the plan.


12.      Shipping Claims -

         The Company may have exposure to the maximum extent of the declared value of a shipped package in the event of its damage or destruction while in the possession of the Company or the retailer. The Company limits its liability to the customer to the amount of the declared value pursuant to the shipping transactions documentation. The Company has no insurance which protects it against losses from shipping claims, however, the Company may have recourse to the carrier. Claims against the Company have not been significant.


13.      Supplemental Cash Flow Information -

         Selected cash payments and noncash activities were as follows:

                                                             1999        1998
                                                           --------    --------
         Cash paid for interest                            $ 23,951    $ 22,209
         Noncash investing and financing activities:
              Preferred stock converted to common stock $ 17,822 $ -- Notes payable, including accrued interest
                  of $12,658, converted to common stock     762,658          --
              Equipment transferred to inventory            405,500          --


14.      Segment Information -

         The Company has two business segments: kiosks and courier services. The kiosk segment develops and manufactures automated self-service intelligent shipping kiosks and job kiosks for a third party in the employment information business. The courier services segment, which became operational during 1999, operates in the intraday courier business. The accounting policies of the segments are the same as those described in nature of business and significant accounting policies. Revenues by segment reflect sales to unaffiliated customers.

         Segment information for 1999 and 1998 were as follows:

                                   Kiosks          Courier       Consolidated
                                 -----------     -----------     ------------
         Revenues:
            1999                 $   651,792     $   831,007     $ 1,482,799
            1998                     952,858              --         952,858
         Loss from operations:
            1999                 $(2,753,825)    $  (137,385)    $(2,891,210)
            1998                  (1,904,784)             --      (1,904,784)
         Identifiable assets:
            1999                 $ 2,594,488     $ 1,793,628     $ 4,388,116
            1998                   3,552,926              --       3,552,926

         (continued)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      Segment Information - (continued)

                                           Kiosks       Courier     Consolidated
                                         ----------    ----------   ------------
         Depreciation and amortization:
            1999                         $  359,356    $   66,479    $  425,835
            1998                            521,776            --       521,776
         Capital expenditures:
            1999                         $  549,512    $    9,255    $  558,767
            1998                            158,427           --        158,427


15.      Subsequent Event -

         On September 9, 1999, the Company announced an agreement with Broomfield, Colorado-based Corporate Express, Inc. to acquire its subsidiary, Corporate Express Delivery Systems, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive offices of the Company are as follows:

         Name                 Age                   Position(s)
         ----                 ---   --------------------------------------------

         Peter C. Lytle       50    Chairman, President, Chief Executive Officer
                                    and Director

         Timothy G. Becker    39    Treasurer, Chief Financial Officer and
                                    Director

         Marshall T. Masko    42    Vice Chairman and Director

         Kenneth D. Zigrino   43    Vice President - Administration, General
                                    Counsel and Secretary

         Ronald G. Olson      58    Director

         James Bartholomew    42    Director

         Marlin Rudebusch     53    Director

         Susan M. Clemens     36    Director


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

         RONALD G. OLSON. Mr. Olson was elected to the Company's Board in December 1998. Since January 1990, Mr. Olson has served as President, Chief Executive Officer and a Director of Grow Biz International, Inc. Mr. Olson has also served as President and Chief Executive Officer of Franchise Business Systems, Inc. since July 1988.

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

COMMITTEES

         The Company has established an Executive Committee, a Stock Option Plan Committee, a Compensation Committee and an Audit Committee.

         The Executive Committee currently consists of Susan M. Clemens, James Bartholomew and Peter C. Lytle. Marlin Rudebusch is an alternative member of the Executive Committee. The Executive Committee has the powers and exercises the duties of the Board of Directors in the management of the business of the corporation, subject to certain limitations, between meetings of the Board and while the Board is not in session. The Executive Committee met once in fiscal 1999.

         The Compensation Committee currently consists of Susan M. Clemens, Marlin Rudebusch and Peter C. Lytle. The Compensation Committee reviews and approves the Company's compensation policies and administers its option plans. The Compensation Committee did not meet in fiscal 1999.

         The Audit Committee currently consists of James A. Bartholomew and Timothy G. Becker. The Audit Committee is responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls. The Audit Committee did not meet in fiscal 1999.

         The Stock Option Plan Committee consists of Marlin Rudebusch, Susan Clemens and James Bartholomew. The Stock Option Plan Committee did not meet in fiscal 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 1999 its directors and executive officers filed all reports on a timely basis except as follows: (a) securities ownership reports on Form 4 for James A. Bartholomew, Marlin Rudebusch, Susan M. Clemens and Marshall T. Masko in connection with grants of options pursuant to the Company's 1996 Director Stock Option Plan, through inadvertance, were filed late; (b) initial report on Form 3 by Richard Neslund in connection with his becoming the beneficial owner of 10% or more of the Company's stock was filed late through inadvertence.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company during the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997. The Company has not formalized employment agreements with its executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                Annual Compensation       Compensation
                                                -------------------       ------------
                                         Fiscal
                                          Year        Salary       Securities Underlying Options
                                          ----        ------       -----------------------------
Peter C. Lytle........................    1999        100,000              100,000 (1)
   Chief Executive Officer                1998         16,667              125,000

Timothy G. Becker.....................    1999        100,000              100,000 (2)
   Chief Financial Officer                1998         16,667              125,000

Kenneth D. Zigrino....................    1999        100,000              100,000 (3)
   Secretary and General Counsel          1998         12,500              125,000

--------------
(1) Mr. Lytle's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Lytle an option to purchase 125,000 shares of common stock, which option is fully vested. In October of 1998, Mr. Lytle was also granted an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

(2) Mr. Becker's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Becker an option to purchase 125,000 shares of common stock, which option is fully vested. In October of 1998, Mr. Becker was also granted an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

(3) Mr. Zigrino's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Zigrino an option to purchase 125,000 shares of common stock, which option is fully vested. In October of 1998, Mr. Zigrino was also granted an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                      Number of      Percent of Total Options
                       Options        Granted to Employees in    Exercise
       Name            Granted              Fiscal Year            Price      Expiration Date
------------------    -----------    ------------------------    --------     ----------------
Peter C. Lytle        100,000 (1)              29.7%               $1.25      October 29, 2008
Timothy G. Becker     100,000 (2)              29.7%               $1.25      October 29, 2008
Kenneth D. Zigrino    100,000 (3)              29.7%               $1.25      October 29, 2008

-------------
(1) In October of 1998, the Company granted Mr. Lytle an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

(2) In October of 1998, the Company granted Mr. Becker an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

(3) In October of 1998, the Company granted Mr. Zigrino an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                         Shares                   Number of Unexercised      Value of Unexercised
                        Acquired      Value         Options at FY-end       In-the-Money Options at
        Name               on        Realized          Exercisable            FY-end Exercisable
                        Exercise                     /Unexercisable             /Unexercisable
-------------------    ----------   ----------   -----------------------   -------------------------
Peter C. Lytle             --           --        125,000 / 100,000(1)        $309,375 / $62,000
Timothy G. Becker          --           --        125,000 / 100,000(2)        $309,375 / $62,000
Kenneth D. Zigrino         --           --        125,000 / 100,000(3)        $309,375 / $62,000

--------------
(1) In March 1998, the Company granted Mr. Lytle an option to purchase 125,000 shares of common stock. Such option has fully vested. In October of 1998, Mr. Lytle was also granted an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

(2) In March 1998, the Company granted Mr. Becker an option to purchase 125,000 shares of common stock. Such option has fully vested. In October of 1998, Mr. Becker was also granted an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

(3) In March 1998, the Company granted Mr. Zigrino an option to purchase 125,000 shares of common stock. Such option has fully vested. In October of 1998, Mr. Zigrino was also granted an incentive stock option to purchase 100,000 shares of common stock. Such option vests as to 80% of the shares on October 29, 1999 and the remainder vests on October 29, 2000.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION The Company has not paid any cash compensation to a director in his or her capacity as a director and has no present plan to pay directors' fees.

         DIRECTOR STOCK OPTION PLAN. In February 1996, the Company adopted its 1996 Director Stock Option Plan, pursuant to which it automatically awards each outside director an option to purchase 5,000 shares of common stock for each year of service as a director, not to exceed in the aggregate 15,000 shares per director. The term of each option granted under the plan is five years and the exercise price per share for stock granted under the plan is 100% of the fair market value per share on the date on which the respective option is granted. At its annual meeting of shareholders on May 3, 1999, the Company's shareholders approved amendments to the 1996 Director's Stock Option Plan. Such amendments increased the total number of shares issuable upon the exercise of options under to plan from 100,000 to 210,000, and increased the number of automatic option grants from 5,000 per year of service to 15,000 per year of service. The amendments also eliminated any limit on the aggregate number of options a director could receive under the plan subject to the total number of shares issuable upon options granted under the plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information known to the Company regarding beneficial ownership of its Common Stock as of September 15, 1999, (i) each person who is known to the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each Named Executive Officer, and (iv) all current executive officers and directors as a group. Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares.

                                                                 BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER    BENEFICIALLY OWNED (1)    OWNED (2)
-------------------------------------   ----------------------   ------------

Richard Neslund (3)..................        1,184,233               10.8%
     15210 Wayzata Boulevard
     Wayzata, MN 55391

Robertson Stephens Investment
Management (4).......................        1,119,243               10.2%
     555 California Street
     San Francisco, CA 94101

Oscar Investment Fund, L.P (5).......          991,998                9.1%
     900 Third Avenue, 2nd Floor
     New York, NY 10022

Peter C. Lytle (6)...................          581,600                5.2%

Kenneth D. Zigrino (7)...............          392,500                3.5%

Timothy G. Becker (8)................          267,502                2.4%

Marshall T. Masko (9)................          196,813                1.8%

Susan Clemens (10)...................          130,001                1.2%

James A. Bartholomew (11)............            5,000                  *

Marlin Rudebusch (12)................            5,000                  *

Ronald G. Olson (13).................              -0-                  *

All directors and officers as
a group (8 persons) (14).............        1,578,416               13.2%

-------------------
       * Represents less than 1%.


(1) Beneficial ownership is determined in accordance with the rules of the Commission and includes securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person. Unless otherwise indicated, the address for each listed shareholder is c/o United Shipping & Technology, Inc., 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442. To the Company's knowledge, except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of September 15, 1999.

(2) Percentage of beneficial ownership is based on 10,931,643 shares outstanding as of September 15, 1999. Shares issuable pursuant to warrants and stock options are deemed outstanding for computing the percentage of the person holding such warrants or stock options, but are not deemed outstanding for computing the percentage of any other person. Assumes no exercise of 5,029,094 shares of common stock issuable upon exercise of outstanding employee stock options, director stock options or warrants, including warrants issued in conjunction with bridge financing completed by the Company in December 1995,and private placements.

(3) Includes 995,900 shares of Common Stock, and 188,333 shares purchasable pursuant to warrants.

(4) As set forth in documents filed with the Commission by Robertson Stephens Investment Management Co. ("RSIMC"), Robertson, Stephens & Company Investment Management, L.P. ("RSCIMLP") and The Robertson Stephens Growth & Income Fund ("RSGIF"), and as set forth in the Company's records. Includes 1,004,243 shares over which RSIMC and RSCIMLP claim shared voting and dispositive power, 527,586 shares over which RSGIF claims shared voting and dispositive power with RSIMC and RSCIMLP. Includes 85,000 shares of Common Stock 30,000 shares purchasable pursuant to warrants.

(5) Includes 670,332 shares of Common Stock and 321,666 shares purchasable pursuant to warrants.

(6) Includes 251,600 shares of Common Stock, 125,000 shares purchasable pursuant to warrants and 125,000 shares purchasable pursuant to a non-qualified stock option. Also includes 80,000 shares purchasable pursuant to an incentive stock option for 100,000 shares. Under the Company's 1995 Stock Option Plan, this option vests as to 80,000 shares on October 29, 1999. Does not include 20,000 shares pursuant to this incentive stock option, which portion vests on October 29, 2000.

(7) Includes 125,000 shares of Common Stock, 62,500 shares purchasable pursuant to warrants and 125,000 shares purchasable pursuant to a non-qualified stock option. Also includes 80,000 shares purchasable pursuant to an incentive stock option for 100,000 shares. Under the Company's 1995 Stock Option Plan, this option vests as to 80,000 shares on October 29, 1999. Does not include 20,000 shares pursuant to this incentive stock option, which portion vests on October 29, 2000.

(8) Includes 41,668 shares of Common Stock, 20,834 shares purchasable pursuant to warrants, and 125,000 shares purchasable pursuant to a non-qualified stock option. Also includes 80,000 shares purchasable pursuant to an incentive stock option for 100,000 shares. Under the Company's 1995 Stock Option Plan, this option vests as to 80,000 shares on October 29, 1999. Does not include 20,000 shares pursuant to this incentive stock option, which portion vests on October 29, 2000.

(9) Includes 93,734 shares of Common Stock, 41,667 shares purchasable pursuant to warrants and 61,312 shares purchasable pursuant to a non-qualified stock option. Mr. Masko received a stock option for 5,000 shares of Common Stock upon becoming a director of the Company, which option is fully vested. Mr. Masko also received a stock option for 15,000 shares of Common Stock upon beginning his second year of service as a director of the Company. Under the Company's 1996 Director Stock Option Plan, this option has not yet vested.

(10) Includes 83,334 shares of Common Stock and 41, 667 shares purchasable pursuant to warrants. Ms. Clemens received a stock option for 5,000 shares of Common Stock upon becoming a director of the Company, which option is fully vested. Ms. Clemens also received a stock option for 15,000 shares of Common Stock upon beginning her second year of service as a director of the Company. Under the Company's 1996 Director Stock Option Plan, this option has not yet vested.

(11) Mr. Bartholomew received a stock option for 5,000 shares of Common Stock upon becoming a director of the Company, which option is fully vested. Mr. Bartholomew also received stock options for 15,000 shares of Common Stock upon beginning his second year of service as a director of the Company. Under the Company's 1996 Director Stock Option Plan, this option has not yet vested.

(12) Mr. Rudebusch received a stock option for 5,000 shares of Common Stock upon becoming a director of the Company, which option is fully vested. Mr. Rudebusch also received stock options for 15,000 shares of Common Stock upon beginning his second year of service as a director of the Company. Under the Company's 1996 Director Stock Option Plan, this option has not yet vested.

(13) Mr. Olson received a stock option for 5,000 shares of Common Stock upon becoming a director of the Company. Under the Company's 1996 Director Stock Option Plan, this option has not yet vested. Includes a warrant to purchase 23,000 shares of Common Stock at an exercise price of $3.875 per share. This warrant has not yet vested.

(14) Includes an aggregate of 982,980 shares purchasable pursuant to currently exercisable stock options and warrants, and those exercisable within 60 days of the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1998, various individual accredited investors, including executive officers and directors of the Company, purchased 785,837 Units, each Unit consisting of two shares of its $0.004 par value per share Series A Cumulative Convertible Preferred Stock and one warrant to purchase one share of Common Stock at a price of $1.75 per share, at a price of $1.20 per Unit, for a total consideration received by the Company of $943,003. Each Preferred Share could be voted on an as-if converted basis and was convertible into the Company's $0.004 par value Common Stock, commencing November 1, 1998, subject to anti-dilution adjustments. Each share of Preferred Stock was entitled to 5% cumulative annual dividend. The Warrants could be exercised to purchase Common Stock at any time before May 1, 2001. These Units were sold by the Company without the services of an Agent. The closing of these transactions was completed on May 4, 1998. The following executive officers and directors purchased Preferred Stock and Warrants in the amounts set forth respectively:

                                                               Number of
                                                               Preferred
          Name                        Position                   Shares      Number of Warrants
-------------------   -------------------------------------   -----------   --------------------
Peter C. Lytle        President, Chief Executive Officer        250,000           125,000
                      and Director
Susan M. Clemens      Director                                   83,334            41,667
Kenneth D. Zigrino    Vice President                            125,000            62,500
Marshall T. Masko     Director                                   83,334            41,667
Timothy G. Becker     Chief Financial Officer and Director       41,668            20,884

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

         On February 25, 1999, the Company elected to cause the mandatory conversion of each of the outstanding Preferred Shares into one share of Common Stock, for a total of 4,455,498 shares of Common Stock. On September 10, 1999, the Company exercised its option to redeem the unexercised Warrants (other than the Agent's warrant) purchased by investors in the above-described Unit offering. Such redemption is at a price of $0.01 for each share of Common Stock issuable upon exercise of said unexercised Warrants, subject to the rights of the warrantholders to exercise the Warrants during the 30 day period beginning on the date of the Company's notice of redemption.

         In 1999, Marshall Masko rendered consulting services to the Company in connection with the development and implementation of portions of its revised business strategy. For his services, the Company paid him the aggregate sum of $10,500.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8K

(a)      EXHIBITS.

         Reference is made to the Exhibit Index.

(b)      REPORTS ON FORM 8K.

         The Company filed one report on Form 8-K during the fiscal quarter ended June 30, 1999, as follows:

         (i) Current Report on Form 8-K filed on September 13, 1999, relating to the announcement that the Company had signed a definitive agreement to purchase Corporate Express Delivery Systems, Inc. (the "CEDS Merger").

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on September 28, 1999.

                                       UNITED SHIPPING & TECHNOLOGY, INC.

                                       By  /s/ Peter C. Lytle
                                           -------------------------------------
                                           Peter C. Lytle
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy G. Becker and Kenneth D. Zigrino, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                       Date
        ---------                       -----                       ----


/s/ Peter C. Lytle         Chairman, President, Chief         September 28, 1999
------------------------   Executive Officer and Director
Peter C. Lytle


/s/ Timothy G. Becker      Treasurer, Chief Financial         September 28, 1999
------------------------   Officer and Director
Timothy G. Becker


/s/ Marshall T. Masko      Vice Chairman and Director         September 28, 1999
------------------------
Marshall T. Masko


/s/ Ronald G. Olson        Director                           September 28, 1999
------------------------
Ronald G. Olson


/s/ James Bartholomew      Director                           September 28, 1999
------------------------
James Bartholomew


/s/ Marlin Rudebusch       Director                           September 28, 1999
------------------------
Marlin Rudebusch


/s/ Susan M. Clemens       Director                           September 28, 1999
------------------------
Susan M. Clemens

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

1.1 Agency Agreement dated April 20, 1998 between the Company and R.J. Steichen & Co. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

3.1 The Company's Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

3.2 The Company's Bylaws, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-01652C).

4.1 Specimen form of the Company's common stock certificate (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C).

4.2 The Company's Articles of Incorporation, as amended and restated (see Exhibit 3.1)

4.3            The Company's Bylaws (see Exhibit 3.2)

10.1 Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C).

10.2 1995 Stock Option Plan (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C), as amended.

10.3 1996 Director Stock Option Plan (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C), as amended.

10.4 Kinko's Installations Financing Arrangements dated September 30, 1996 between Company and Kinko's Service Corporation. (incorporated by reference to the Company's Statement on Form 10-QSB, File No. 000-28452).

10.5 Warrant dated June 3, 1998 between Company and Manchester Financial Group, Inc. for the purchase of 100,000 shares of common stock (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.6 Form of Warrant between Company and investors in 1998 private placement (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.7 Form of Subscription Agreement and Letter of Investment Intent between Company and investors in private placement of May and June 1998 (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.8 Warrant dated June 8, 1998 between Company and R.J. Steichen & Co. for the purchase of 288,381 shares of common stock. (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.9 Sublease Agreement dated March 15, 1999, between the Company and NM Holdings, Inc. for property located at 9850 51st Avenue North, Suite 110, Plymouth, Minnesota 55442.

10.10 Form of Promissory Note used in connection with the Company's sale of its Medium Term 12% Unsecured Notes in December of 1998 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended December 31, 1998).

10.11 Form of Warrant used in connection with the Company's sale of its 12% Medium Term Unsecured Notes in December of 1998 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended December 31, 1998).

10.12 Form of Promissory Note used in connection with the Company's sale of its Short Term 12% Unsecured Note in February of 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended March 31, 1999).

10.13 Form of Warrant used in connection with the Company's sale of its 12% Short Term Unsecured Note in February of 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended March 31, 1999).

10.14 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to common stock in March of 1999.

10.15 Form of Warrant used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to common stock in March of 1999.

10.16 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Short Term Unsecured Note to common stock in May of 1999.

10.17 Form of Warrant between Company and investors in private placement of common stock on March 16, 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for fiscal quarter ended March 31, 1999).

10.18 Form of Warrant between Company and investors in private placements of warrants on April 12, 1999 and April 14, 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for fiscal quarter ended March 31, 1999).

10.19 Form of Warrant between Company and investor in private placement of warrants on June 7, 1999.

10.20 Form of Warrant between Company and investors in private placements of common stock on May 13, 1999 and May 18, 1999.

10.21 Form of Warrant between Company and investors in private placements of common stock on June 30, 1999 and July 26, 1999.

10.22 Form of Subscription Agreement and Letter of Investment Intent between Company and employee investors in private placement of common stock in July of 1999.

11             Computation of Net Loss Per Common Share.

21             Subsidiaries.

23.1           Consent of Lurie, Besikof, Lapidus & Co., LLP.

27             Financial Data Schedule.