Form 10QSB
period 1999-10-02
UNITED SHIPPING & TECHNOLOGY INC
filed 1999-11-16
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

            _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 2, 1999

            ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


           Utah                                          87-0355929
----------------------------                  ---------------------------------
(State or Other Jurisdiction                  (IRS Employer Identification No.)
of Incorporation or Organization)


            9850 51st Avenue North, Suite 110, Minneapolis, MN 55442
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (612) 941-4080


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES (X)                             NO ( )

As of November 1, 1999, there were 13,168,440 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                   YES ( )                             NO (X)

                       UNITED SHIPPING & TECHNOLOGY, INC.


                                   FORM 10-QSB

                      FOR THE QUARTER ENDED OCTOBER 2, 1999

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.................................................3

ITEM 1.

                  Condensed Consolidated Financial Statements (UNAUDITED) .....3


         a)       Condensed Consolidated Balance Sheets -
                  October 2, 1999 and June 30, 1998............................3

         b)       Condensed Consolidated Statements of
                  Operations - Quarters ended
                  October 2, 1999 and September 30, 1998.......................4

         c)       Condensed Consolidated Statements of
                  Cash Flows - Quarters ended
                  October 2, 1999 and September 30, 1998.......................5

         d)       Notes to Condensed Consolidated Financial
                  Statements...................................................6


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................9


PART II. OTHER INFORMATION....................................................14

ITEM 1.           Legal Proceedings...........................................14

ITEM 2.           Changes in Securities and Use of Proceeds...................16

ITEM 3.           Defaults upon Senior Securities.............................18

ITEM 4.           Submission of Matters to a Vote of Securities Holders.......18

ITEM 5.           Other Information...........................................18

ITEM 6.           Exhibits ...................................................18

                  SIGNATURES..................................................20

EXHIBIT INDEX.................................................................21

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollar amounts in thousands, except per share amounts)

                                                                          October 2, 1999   June 30, 1999
                                                                          ---------------   -------------
                                                                            (UNAUDITED)
                          ASSETS

Current assets:
              Cash .................................................           4,084               252
              Accounts receivable, net of an allowance for .........          66,642               275
                  doubtful accounts ................................              --                --
              Other current assets .................................           5,251             1,449
                                                                            --------           -------

                          Total  current assets ....................          75,977             1,976

Property and equipment:
              Land .................................................             779                --
              Building and leasehold improvements ..................           4,054                --
              Furniture, equipment and vehicles ....................          15,036             1,811
                                                                            --------           -------
                                                                              19,869             1,811
              Less:  accumulated depreciation ......................          (1,479)             (953)
                                                                            --------           -------
                                                                              18,390               858

Goodwill ...........................................................          35,487             1,426

Other assets .......................................................           2,834               128
                                                                            --------           -------

                          Total assets .............................         132,688             4,388
                                                                            ========           =======

Current liabilities:
              Trade accounts payables ..............................          21,229               557
              Accrued auto and workers' compensation claims ........          23,011                --
              Other accrued liabilities ............................          24,257               228
              Current portion of long-term debt and capital leases .           9,802                40
                                                                            --------           -------

                          Total current liabilities ................          78,299               825

Long-term debt and capital leases ..................................          49,287               617
                                                                            --------           -------

                          Total liabilities ........................         127,586             1,442

Shareholder's equity:
              Common stock, $.004 par value, 11,451,892 shares
                  issued and outstanding ...........................              46                42
              Additional paid-in capital ...........................          19,324            15,571
              Retained earnings ....................................         (14,282)          (12,667)
              Other comprehensive income ...........................              14                --
                                                                            --------           -------

                          Total shareholder's equity ...............           5,102             2,946
                                                                            --------           -------

                          Total liabilities and shareholder's equity         132,688             4,388
                                                                            ========           =======

 The accompanying notes are an integral part of the condensed and consolidated financial statements.

                          U-SHIP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)


                                               Quarter Ended    Quarter Ended
                                                October 2,      September 30,
                                                   1999             1998
                                               -------------    -------------

Revenue ....................................    $     53,724     $       124
Cost of Service ............................          42,439             127
                                                ------------     -----------

   Gross Profit (loss) .....................          11,285              (3)

Selling, general and administrative expenses          12,764             623
                                                ------------     -----------

Loss from operations .......................          (1,479)           (626)

Interest expense ...........................             188               3
Interest income ............................             (51)            (24)
                                                ------------     -----------


Net loss ...................................    $     (1,616)    $      (605)
                                                ============     ===========

Basic & diluted
  net loss per share .......................    $      (0.15)    $     (0.12)
                                                ------------     -----------

Basic & diluted weighted
  average number of common
  shares outstanding .......................      11,027,010       4,979,709
                                                ============     ===========

 The accompanying notes are an integral part of the condensed and consolidated financial statements.

                       UNITED SHIPPING & TECHNOLOGY, INC.
               Condensed and Consolidated Statements of Cash Flows
                                   (UNAUDITED)
             (Dollar amounts in thousands, except per share amounts)

                                                                           Quarter Ended            Quarter Ended
                                                                            October 2,              September 30,
                                                                               1999                     1998
                                                                           -------------            -------------
OPERATING ACTIVITIES
     Net Loss ..............................................                 $ (1,615)                 $(605)
     Adjustments to reconcile net loss to net cash flows
         used for operating activities-
             Depreciation and amortization .................                      737                    121
             (Gain)/Loss on retirement of equipment ........                     (118)                    --
     Change in operating assets and liabilities:
             Accounts receivable ...........................                   (4,591)                     4
             Other current assets ..........................                    1,299                     (7)
             Other assets ..................................                     (304)                    --
             Accounts payable ..............................                    3,111                     98
             Accrued liabilities and deferred revenue ......                    1,193                    (82)
                                                                             --------                  -----
                Cash used by operating activities ..........                     (288)                  (471)
                                                                             --------                  -----

INVESTING ACTIVITIES
     Proceeds from sale of equipment .......................                      172                     --
     Purchases of property and equipment ...................                     (373)                   (16)
     Acquisition of business, net of cash received .........                  (55,065)                    --
     Redemption of short-term investments ..................                       --                    400
                                                                             --------                  -----
                Cash provided by investing activities ......                  (55,266)                   384
                                                                             --------                  -----

FINANCING ACTIVITIES
     Payments on notes payable and long-term debt ..........                  (13,671)                   (33)
     Proceeds from notes payable and long-term debt ........                   71,610                     --
     Proceeds from sale of common stock ....................                    1,433                     --
                                                                             --------                  -----
                Cash provided (used) by financing activities                   59,372                    (33)
                                                                             --------                  -----

Effect of currency exchange rat changes on cash ............                       14                     --
                                                                             --------                  -----
Net increase (decrease) in cash and cash equivalents .......                    3,832                   (120)

Cash and cash equivalents, beginning of period .............                      252                    154
                                                                             --------                  -----

Cash and cash equivalents, end of period ...................                 $  4,084                  $  34
                                                                             ========                  =====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest ................................                 $     84                  $   3
                                                                             ========                  =====

 The accompanying notes are an integral part of the condensed and consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The condensed consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 2, 1999, and the results of its operations for the quarters ended October 2, 1999 and September 30, 1998, and its cash flows for the quarters ended October 2, 1999 and September 30, 1998 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 1999, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.


1.   Basis of Presentation:


Principles of consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly owned subsidiaries. All inter-Company balances and transactions have been eliminated in the consolidation.

Change in Fiscal Year - On November 10, 1999, the Company approved a change in its fiscal year from a June 30th year end to a 52-53 week fiscal year ending on the Saturday closest to June 30th, beginning in fiscal year 2000. Each quarter will consist of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. For fiscal 2000, the quarter end dates are October 2, 1999, January 1, 2000, April 1, 2000 and July 1, 2000.


2.   Revenue Recognition:


The Company has historically generated revenue from: Same-day delivery operations conducted through the Company's Advanced Courier Services, Inc. subsidiary, and to a lesser extent, the per-package shipping revenue generated from ongoing shipping volume at its intelligent shipping kiosks (ISKs), and the sale of ISKs and custom built intelligent kiosks. Revenues for the quarter ended October 2, 1999 also include for the first time, revenues from the Company's newly-acquired same-day delivery business subsidiary, UST Delivery Services, Inc. ("Delivery Services").

Revenue from the same-day delivery services is recognized when services are rendered to customers. Package shipping revenue is recognized when the package is shipped.


3.   Basic and Diluted Net Loss Per Share:


In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share" which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share were computed similar to the computation of basic earnings per share, as the inclusion of options and warrants would be antidilutive. Total options and warrants outstanding for the quarters ended October 2, 1999 and September 30, 1998 were 6,011,285 and 4,418,576, respectively.

4.   Comprehensive Income:


As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires the foreign currency translation adjustments to be included in other comprehensive income.


5.   Use of Estimates:


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


6.   Acquisitions:


On September 24, 1999 (with an effective date of August 28, 1999), the Company acquired from CEX Holdings, Inc. ("CEX") all the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. ("CEDS"), a provider of same day delivery solutions. The purchase price was approximately $62,500, subject to adjustment as defined in the merger agreement. The adjustment is expected to be finalized in the second quarter. The purchase price consisted of $43,000 in cash provided by institutional debt financing from General Electric Capital Corporation ("GE") and Bayview Capital Partners, LP ("Bayview"), and the remainder in a combination of short and long-term notes issued to CEX (see Debt Footnote). The acquisition has been accounted for under the purchase method of accounting. The excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over 20 years.


The purchase price allocation is preliminary, as the Company has not had a sufficient amount of time to adequately value the assets and liabilities acquired or evaluate the effects of restructuring activities and deferred taxes. The Company expects to make adjustments to the allocation of the purchase price during the second quarter.


The following unaudited pro forma financial information for the first fiscal quarter gives effect to the CEDS acquisition as if it had occurred at the beginning of fiscal years 2000 and 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                                     2000                1999

         Revenues                             $   140,319          $  160,843
         Operating income (loss)                   (8,078)               (261)
         Net loss                                  (9,225)             (1,243)
         Net loss per common share                  (0.84)              (0.25)
         Weighted average common shares
          outstanding                          11,027,010           4,979,709

7.   Long-term Debt:


Long-term debt consists of the following:

        GE Revolving Note                                    $ 35,419
        Bayview Senior Subordinated Note and Warrant            3,292
        Long-term Subordinated Note to CEX                      6,519
        Short-term Subordinated Note to CEX                     7,500
        Convertible Subordinated Note to CEX                    3,600
        6% Convertible Subordinated Note                        2,190

        Various Other Notes                                       569
                                                               ------
                                                               59,089
        Less current maturities                                 9,802
                                                               ------
        Total                                                  49,287
                                                               ======


Borrowings under the GE Revolving Note are limited to the lesser of $55,000 or an amount based on a defined portion of receivables less the amount outstanding on the $5,000 Swing Line Note issued to GE. Interest is payable monthly at rate of Prime plus 0.6% (8.85% at October 2, 1999). The Company may elect the rate of LIBOR plus 3% at its discretion from time to time. All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of .375% on unused amounts of the total commitment, as defined in the agreement.

The Bayview Senior Subordinated Note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the GE Revolving Note. The initial carrying value of the Senior Subordinated Note was reduced by $1,708 for the estimated fair value of the common stock warrant issued to Bayview, recorded as Additional Paid in Capital on the financial statements. The unamortized discount aggregated $1,680 at October 2, 1999. The discount is amortized over the life of the note. The warrant has an exercise price of $3.3125 per share and entitles Bayview to acquire, in whole or in part, 1,366,200 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement. The Company is required to redeem the warrants or repurchase the stock issued upon exercise at the request of the holder or upon the happening of certain events, such as default, the sale of 50% of the Company's stock or assets, or after the fifth anniversary of the date of the warrant. The purchase price for the common stock upon exercise of the warrant is at the market value (as defined in the warrant purchase agreement) of the Company's common stock. The future carrying value of the warrant will be adjusted periodically to its then estimated redemption value. No adjustment was required for the period ended October 2, 1999.

The Long-term Subordinated Note issued to CEX has interest payable quarterly at 12% and is due September 24, 2004. The note is subordinate to the GE Revolving Note and the Bayview Senior Subordinated Note.

The Short-term Subordinated Note issued to CEX has interest payable quarterly at 9% and is due September 24, 2000 and requires a mandatory prepayment upon the exercise of the Company's warrants issued in connection with the purchase of its Series A Preferred Stock in April and June of 1998. The note is subordinate to the GE Revolving Note and the Bayview Senior Subordinated Note.

The Convertible Subordinated Note issued to CEX has interest payable quarterly at 6% and is due September 24, 2004. The note is subordinate to the Revolving Note and the Senior Subordinated note. The note is convertible in whole or in part into shares of the Company's common stock at an exchange rate of $4.59 per share to a maximum of 784,314 shares, subject to certain anti-dilution rights under an exchange agreement entered into in connection with the Convertible Subordinated Note.

Substantially all of the assets and operations of the Company's Delivery Systems subsidiary have been pledged to secure borrowing under the GE Revolving Note, the Bayview Senior Subordinated Note and the CEX subordinated notes. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenants related to minimum EBITDA and minimum fixed charge coverage ratio. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

As a result of the acquisition of CEDS, the Company is also liable on a 6% Convertible Subordinated Note. This Note is due January 31, 2000. Interest is payable quarterly. After December 7, 1996, the note can be converted in whole or in part into 283,800 shares of CEX common stock at the option of the holder. If converted, the Company will pay CEX for the principal and interest due on the note.

8.   Commitments and Contingencies:


The Company leases equipment, vehicles and buildings under various non-cancelable operating and capital lease agreements with terms generally ranging from three to ten years. Future minimum lease commitments under non-cancelable leases at October 2, 1999 range from $50,000 to $60,000. As a result of the acquisition, the Company has not completed the valuation of these commitments.

The Company is self-insured for automobile and workers' compensation claims. However, the Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carriers and historical assumptions of development of unpaid liabilities over time.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



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

         IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDED, AMONG OTHER THINGS (1) THE ABILITY OF THE COMPANY TO SUCCESSFULLY AND PROFITABLY OPERATE ITS RECENTLY-ACQUIRED SAME-DAY DELIVERY BUSINESS, CORPORATE EXPRESS DELIVERY SYSTEMS, INC. ("CEDS"), AND TO INTEGRATE ITS OPERATIONS WITH THE COMPANY'S EXISTING OPERATIONS; (2) THE ABILITY OF THE

COMPANY TO MEET DEBT SERVICE OBLIGATIONS AND COMPLY WITH DEBT COVENANTS WITH RESPECT TO THE DEBT INCURRED IN CONNECTION WITH THE FINANCING FOR THE ACQUISITION OF CEDS; (3) THE ABILITY OF THE COMPANY TO DEVELOP AN E-COMMERCE FULFILLMENT BUSINESS AND INTEGRATE THIS WITH ITS SAME-DAY DELIVERY OPERATIONS;
(4) THE ABILITY OF THE COMPANY TO MANAGE UNCERTAINTIES SURROUNDING TECHNOLOGICAL CHANGES IN THE SAME-DAY DELIVERY AND TRANSPORTATION INDUSTRIES, AND THE COMPANY'S DEPENDENCE UPON COMPUTER AND COMMUNICATIONS SYSTEMS AND THIRD PARTIES WHO MANUFACTURE, MAINTAIN AND MARKET THE SAME; (5) THE ABILITY OF THE COMPANY TO DEVELOP AND IMPLEMENT A NATIONAL BRAND IDENTITY STRATEGY FOR ITS PRODUCTS AND SERVICES; (6) THE ABILITY OF THE COMPANY TO ACCESS PUBLIC AND PRIVATE EQUITY MARKETS; AND (7) THE ABILITY OF THE COMPANY TO STEM OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.


GENERAL


         Beginning in 1991, the primary business of the Company was the development, manufacturing, marketing and operation of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. The Company's intelligent shipping kiosks ("ISKs") were designed to be installed at the shipping hubs of major package carriers such as United Parcel Service, and to be placed in office services and copy centers, such as Kinko's Copy Centers, and in other retail locations such as grocery and general merchandise stores. The Company holds nine patents related to hardware and software utilized in its ISKs. Each ISK location is centrally controlled and serviced through an electronic connection to the Company's computer network system.


         In late 1997, the Company began an extensive evaluation of its strategies and results from its placement sites. Ultimately, in 1998, the Company's new management concluded that its historical ISK placement strategy was not generating the business volume the Company required. In the course of reviewing alternative directions for its business, the Company's management determined that the same-day delivery, or "courier" business presented an opportunity for the Company to employ its advanced technology in a large but fragmented market and obtain an independent revenue stream in a growing industry. Based on this determination, the Company adopted a revised business strategy with the goal of becoming the national leader in same-day delivery and related services through a series of acquisitions of courier businesses. The Company's plan was to utilize its kiosks and other technology both for self-service shipping and hub-automation purposes and in conjunction with a planned consolidation within the same-day delivery market. The Company believes that the rapid growth in Internet-based business, or "e-commerce," has also presented an opportunity to leverage the Company's same-day delivery business acquisition strategy by offering an array of integrated distribution, product fulfillment and logistics services to corporate clients and companies engaged in e-commerce.


         The Company began its courier acquisition strategy in late 1998, through the acquisition of JEL Trucking, Inc., which enabled it to offer same-day delivery and package delivery services in the Minneapolis/St. Paul metropolitan area. In January 1999, the Company acquired Twin City Transportation, Inc., expanding its same-day delivery service in the Minneapolis/St. Paul metropolitan area.


         On September 24, 1999 (with an effective date of August 28, 1999), the Company acquired CEDS from CEX Holdings, Inc. ("CEX") pursuant to a merger of CEDS with the Company's wholly-owned subsidiary, United Shipping & Technology Acquisition Corp. The purchase price was approximately $62,500, consisting of $43,000 in cash provided by institutional debt financing, and the remainder in a combination of short and long-term notes issued to CEX. CEDS was the surviving corporation in the merger, and changed its name to UST Delivery Systems, Inc. ("Delivery Systems"). Delivery Systems is incorporated in Delaware.


         With the acquisition of CEDS, the Company believes that it has become a leading supplier of customized delivery solutions for same-day, time-critical shipping and distribution in the United States. The Company provides an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services, from a network of approximately 200 locations spread among 83 of the top 100 metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 9,800 vehicles, including 4,700 Company-leased and owned vehicles and 5,100 vehicles utilized by independent contractors. The Company has approximately 15,000 employees and independent contractors. The Company's Delivery Systems subsidiary has offices in Australia, Canada, France, Hong Kong and the United Kingdom, to facilitate its same-day international air delivery business. Although the acquisition of CEDS has resulted in the Company becoming one of the largest same-day delivery services in the United States, the same-day delivery market remains highly fragmented and is dominated by the over 6,000 independently-owned couriers operating in local markets nationwide.

         The purchase of CEDS is a major step toward the fulfillment of the Company's goal of becoming one of the premier same-day express delivery and e-commerce fulfillment services in the United States. While there can be no assurance that the Company can successfully integrate its technology into its same-day delivery operations or that the Company's same-day delivery or other operations will be profitable, the Company believes that its acquisition of CEDS gives it the revenue, customer base and market penetration needed to pursue its vision of becoming the branded leader in same-day delivery solutions.


         The Company derives revenues primarily from its same-day ground and air delivery operations, and to a lesser extent, from package shipping transactions and selling shipping kiosks and customized interactive kiosks. The Company's revenues for the fiscal year ended June 30, 1999 were approximately $1,500. For the fiscal year ended January 30, 1999, CEDS' revenue from operations was approximately $648,300. As a result of the CEDS acquisition, one month of CEDS' operations is included in the October 2, 1999 results. The impact of this on the Management's Discussion and Analysis of the first quarter results has been identified separately.


RESULTS OF OPERATIONS


         Revenue for the quarter ended October 2, 1999 increased $53,600 to $53,724 from $124 for the quarter ended September 30, 1998. Revenues for the Company increased $391 due to acquisitions by its Advanced Courier Systems, Inc. ("ACS") subsidiary. The remaining increase of $53,209 is the result of the acquisition of CEDS.

         Cost of service expense increased $42,312 to $42,439 from $127 for the quarter ended September 30, 1998. Cost of service expense for the Company increased $261 due to acquisitions made by ACS. The remaining increase of $42,051 is due to the CEDS acquisition.

         Selling, general and administrative expenses for the quarter ended October 2, 1999, increased $12,141 to $12,764 from $623 for the quarter ended September 30, 1998. Selling, general and administrative expenses for the Company contributed $178 to the increase. The remaining increase of $11,963 is the result of the acquisition of CEDS.

         Interest income increased to $51 for the quarter ended October 2, 1999 compared to $24 for the quarter ended September 30, 1998. The increase primarily results from the investment of cash surpluses generated from the Company's issuance of debt associated with the CEDS acquisition. Interest expense increased from $3 for the quarter ended September 30, 1998, to $188 for the quarter ended October 2, 1999. The increase is primarily due to the increase in debt associated with the CEDS acquisition.

         Net loss for the quarter ended October 2, 1999, increased $1,011 to $1,616 from $605 for the quarter ended September 30, 1998. The Company expects to incur additional losses while it integrates the acquisition of CEDS into its current business strategy.


LIQUIDITY AND CAPITAL RESOURCES


         Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. Throughout fiscal 1999 and continuing through the first quarter of fiscal 2000, the Company has financed the implementation of its revised business strategy through various private placements of debt and equity, including but not limited to sales of common stock, sales of preferred stock (subsequently converted into common stock), issuances of debt (some of which was subsequently converted into common stock), warrant exercises and the sale of warrants. From April 1998 through August 12, 1999, the Company raised over $4,400 in connection with these transactions, and issued an aggregate of 5,103,498 shares of common stock

(taking into account conversions of preferred stock and debt) at prices ranging from $0.60 to $3.125 per share, and warrants to purchase an aggregate of 2,591,750 shares of common stock at exercise prices ranging from $1.75 to $3.75 per share for periods ranging from one to five years.

         The Company continues its efforts to reduce debt and raise additional cash for acquisitions and working capital needs. In September 1999, four investors converted their 1998 Notes in the aggregate principal amount of $600 plus accrued interest to 135,044 shares of the Company's common stock at a purchase price of $4.57 per share, and one-year warrants to purchase an aggregate of 33,758 shares of the Company's common stock at an exercise price of $4.57 per share. Also in September 1999, in connection with the CEDS purchase, the Company called the warrants issued in connection with its sale in April and June of 1998 of its Series A Preferred stock, and raised an additional $3,461. The proceeds from these warrant exercises were received after October 2, 1999, and therefore were not reflected in the accompanying financial statements. In October 1999, the Company sold to five accredited investors 124,000 shares of common stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 12,400 shares of common stock at an exercise price of $4.50 per share for a period of one year.

         The Company financed its acquisition of CEDS through a combination of institutional debt financing the notes to CEX. The Company entered into a Revolving Note agreement which allows the Company to borrow from GE, in the aggregate under the Revolving Note, $55,000. The note agreement required, among other things, that there be unused availability of at least $14,000 at the time of acquisition. As of October 2, 1999, the loan had an outstanding balance of $35,419, and the unused portion was $19,581. The proceeds from this loan were used to fund a portion of the acquisition purchase price and are being used to fund the Company's present and future working capital needs. The Company anticipates that this loan will be sufficient to fund its working capital needs for the foreseeable future.

         In fiscal 2000 and beyond, the Company plans to focus on the various aspects of its acquisition strategy, making acquisitions in the same-day delivery market and supporting technology, and the acquisition or building of a nationally recognized brand name to be used in conjunction with such services. The Company believes that these efforts will require the Company to expend significant capital. While the Company will seek to acquire companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cashflow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these revised strategies, while initially requiring additional cash outlays, will result in greater revenues from same-day delivery operations, and sales and licensure of ISK technology, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all.

         There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any additional equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form. The Company's loss for the fiscal year ended June 30, 1999 was $2,894. The Company's loss for the quarter ended October 2, 1999 was $1,616. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company, and in pursuing other aspects of its revised business strategy. The Company will continue to require substantial additional debt or equity funding to continue to implement its revised business strategy, which may include additional future acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. At the present time, the Company has no commitments from any person to provide additional financing to the Company. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. While the Company is not now in a position to determine the price at which its securities may be issued in any subsequent equity or debt financing, it is likely that additional equity or debt financing will be highly dilutive to existing shareholders.


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

         The Company is presently in the final stages of its efforts to achieve compliance with Year 2000 requirements for its operations, focusing on critical operating and applications systems, particularly the Year 2000 compliance of:
(i) voice and data communications systems; (ii) servers, personal computers and other hardware and software; (iii) infrastructure and facilities; (iv) vendors and suppliers; (v) the key software/hardware components vendors; and (vi) the Company's operational systems, including financial accounting systems. The Company believes that the following areas have been addressed:

----------------------- -----------------------------------------------------------------------------------------------
VOICE COMMUNICATIONS    All non-compliant voice communications components have been upgraded or replaced.
----------------------- -----------------------------------------------------------------------------------------------
DATA COMMUNICATIONS     All non-compliant data communications components have been upgraded or replaced.
----------------------- -----------------------------------------------------------------------------------------------
SERVERS                 Several operational system servers and file and print servers have been identified as non-compliant and are in the final stages of being upgraded, replaced, or phased out of service.
----------------------- -----------------------------------------------------------------------------------------------
OPERATIONAL             Some operational systems have been identified as non-compliant and are in the final stages
SYSTEMS                 of being upgraded, replaced, or phased out of service.
----------------------- -----------------------------------------------------------------------------------------------
PC HARDWARE             Several PCs in various cities have been identified as non-compliant and are in the final stages of being upgraded or replaced.
----------------------- -----------------------------------------------------------------------------------------------
PC SOFTWARE             All non-compliant PC software is in the final stages of being upgraded, replaced, or phased out of use.
----------------------- -----------------------------------------------------------------------------------------------
INFRASTRUCTURE          All non-compliant Infrastructure and Facilities components have been upgraded, replaced or
 AND FACILITIES         phased out of use.
----------------------- -----------------------------------------------------------------------------------------------

         The Company plans to have a full support capability at and around the time of the rollover into Year 2000. Its staff will be on-site at corporate headquarters and all divisions to verify all major utilities, hardware, software, and other systems and to identify and address any areas of failure. The Company is prepared to implement its contingency plans immediately upon any significant failure.

         The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. Each of the Company's operational functions is being assessed for potential failures, including systems failures, infrastructure failures, supplier problems, etc. Based upon the risk assessment, the Company will take all or some of its contingency plans where appropriate. Contingency plans for all critical business processes will be complete by November 30, 1999.

         The Company is confirming Year 2000 readiness with all significant suppliers, and is focusing on those suppliers that provide its most critical products. The Company's contingency plans with critical suppliers includes the following steps:

o Determine additional inventory levels required to meet expected demand prior to and immediately after January 1, 2000.
o Communicate expected increased orders leading up to the Year 2000 and get written confirmation from the supplier that those quantities will be available to the Company.
o Identify alternate suppliers for all critical products and confirm their Year 2000 readiness.
o Require additional inventory levels for critical products at other sources (e.g. trade wholesalers).

         There can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of users of the Company's ISKs, key vendors or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. The effect on the Company's operations, income and financial condition could be materially adverse.

         If the Company's suppliers or customers fail to complete any required Year 2000 remediation of their computer systems or product offering, the Company could suffer delays in product delivery or in processing payments owed to the Company. In addition, if any products or services sold by the Company to its customers were to fail, the Company could be liable to its customers for damages and costs to the extent that the Company's suppliers do not cover such liability. Any such Year 2000 failures could have a material adverse effect on the Company's business, operating results, or financial condition.


PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

         On September 24, 1999, the Company acquired Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc. ("CEX") pursuant to a transaction involving a merger of CEDS with a wholly-owned subsidiary of the Company. CEDS and its subsidiaries had active, pending litigation at the time of its acquisition by the Company.

CEDS is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involves workers compensation claims, claims arising out of vehicle accidents and other claims by customers arising out of the provision of same-day delivery services. CEDS self-insurers for workers compensation claims, but has excess insurance coverage for most claims which are in excess of $250,000. CEDS and its subsidiaries have insurance coverage for most of its vehicle claims, subject to a $250,000 deductible. As of October 2, 1999, based on actual and anticipated workers compensation claims, claims and litigation arising out of automobile accidents and other claims, the Company believes that the aggregate of these claims will not exceed 10% of its current assets. CEDS and its subsidiaries are named as defendants in various lawsuits arising out of employment-related matters arising in the ordinary course of the business of CEDS. The Company vigorously defends these claims.

On May 19, 1998 William F. Addvensky and other similarly situated individuals filed a complaint in the Superior Court of the State of California for the County of San Diego against CEDS and one of its subsidiaries. This involves a suit brought on behalf of drivers (the "Plaintiffs") who provided services with their own vehicles and who were paid on a commission basis. The Plaintiffs allege that they were paid for their services half in the form of wages and half in the form of expense reimbursement. Based on the amounts that the Plaintiffs claim were paid as wages, the Plaintiffs seek damages for alleged underpayment based on California law governing minimum wages and overtime pay. The Plaintiffs also allege that the amounts paid in reimbursement were insufficient to cover their expenses. Plaintiffs seek back pay and reimbursement for any underpayment of wages that may have been paid at a rate less than the minimum wages for all hours worked and overtime wages for any overtime hours worked from May 19, 1995 through trial. Plaintiffs also request that the Court order the disgorgement of any profits that were realized from any alleged unlawful conduct. Plaintiffs further seek punitive damages, waiting time penalties, interest, costs and attorneys' fees. The case has been certified as a class. Plaintiffs have indicated they may seek damages in excess of $20 million. CEDS has denied the Plaintiffs' allegations and is vigorously defending this lawsuit. CEDS has filed a declaratory judgment case against its insurance carrier who has denied coverage. The lawsuit is in the early discovery stage.


Cautionary Statements Regarding Pending Litigation and Claims

         The Company's statements above concerning pending litigation constitute forward-looking statements. Investors should consider that there are many important factors which could adversely affect the Company's assumptions and the outcome of claims, and cause actual results to differ materially from those projected in forward-looking statements. These factors include:

         o The Company has made estimates of its exposure in connection with the lawsuits and claims that have been made. As a result of litigation or settlement of cases, the actual amount of exposure in a given case could differ materially from that projected. In addition, in some instances, the Company's liability under worker compensation claims may increase or decrease depending upon the ultimate development of those claims.

         o In estimating the Company's exposure to claims, the Company is relying upon its assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify the Company for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time in connection with routine litigation incidental to the Company's business, plaintiffs may bring claims against the Company which may include undetermined amounts of punitive damages. The Company is currently not aware of any such punitive damages claim or claims in the aggregate which would exceed 10% of its current assets. Such punitive damages are not normally covered by insurance.

         o Although the Company has numerous claims, few, if any, are believed to have the potential to have a material adverse impact on the Company on a consolidated basis, and only one pending lawsuit or claim, the above described Addvensky case, involves a claim for damages in excess of 10% of the current assets of the Company on a consolidated basis as of October 2, 1999, after application of insurance coverages. An award against the Company or a subsidiary, or a settlement paid by it, in connection with currently pending claims could, however, have a material adverse effect upon the Company's cash flow in a given period in which an award or settlement occurs. Further, multiple awards against, or settlements by, the Company or its subsidiaries in a particular period could have a material adverse effect upon the Company's financial condition, cash flow and results of operations.

ITEM 2 - Changes in Securities and Use of Proceeds

         Between December 31, 1998 and February 25, 1999, the Company sold to a limited number of accredited investors, in two private placement transactions, an aggregate of $1,350,000 principal amount of unsecured, 12% notes (the "Notes"). Pursuant to Note Conversion Agreements dated September 25, 1999, $600,000 in principal amount of the Notes plus accrued interest were converted by four Note holders into an aggregate of 135,044 shares of common stock at a purchase price of $4.57 per share and warrants to purchase an aggregate of 33,758 shares of common stock at an exercise price of $4.57 per share for a period of one year.

         On September 10, 1999, in connection with the acquisition of Corporate Express Delivery Systems, Inc. ("CEDS"), the Company called the warrants issued in connection with its sale of Series A Convertible Preferred Stock in April and June of 1998. In connection with the call of the warrants, the Company issued 1,977,748 shares of common stock and raised total equity of $3,461,059. The proceeds from these warrant exercises were received after October 2, 1999, and therefore were not reflected in the accompanying financial statements.

         In October 1999, the Company sold to five accredited investors 124,000 shares of common stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 12,400 shares of common stock at an exercise price of $4.50 per share for a period of one year.

         In connection with the purchase of CEDS, the Company's primary source of financing was through a Credit Agreement (the "Credit Agreement") among the Company, the Company's UST Delivery Systems, Inc. ("Delivery Systems") subsidiary, each subsidiary of Delivery Systems, and General Electric Capital Corporation ("GE"). Pursuant to the Credit Agreement, Delivery Systems issued to GE a Revolving Note in the amount of $55,000,000 (the "Revolving Note") and a Swing Line Note in the amount of $5,000,000 (the "Swing Line Note"). All amounts advanced are due September 23, 2004. The Revolving Note and Swing Line Note are secured by, among other things, the receivables and other personal property of Delivery Systems and its subsidiaries. Pursuant to a Guaranty Agreement between the Company and GE, the Company guaranteed the obligations of Delivery Systems under the Credit Agreement, the Swing Line Note, the Revolving Note and the related loan documentation and pledged Delivery Systems' stock to secure the guaranty.

         The Company, Delivery Systems and each of its subsidiaries also entered into a Note and Warrant Purchase Agreement (the "Bayview Agreement") with Bayview Capital Partners LP ("Bayview"). Pursuant to the Bayview Agreement, the Company and Delivery Systems issued to Bayview a $5,000,000 Senior Subordinated Note. The Senior Subordinated Note calls for the quarterly payment of interest at the rate of 12% per annum, subject to increase upon default, and the payment in full of all unpaid principal and interest on September 30, 2004. The Senior Subordinated Note is subordinate to certain obligations of the Company pursuant to an Intercreditor and Subordination Agreement among GE, Bayview, the Company, and Delivery Systems and its subsidiaries. As additional consideration for providing the funding, the Company issued to Bayview a ten-year Common Stock Purchase Warrant (the "Bayview Warrant"). Pursuant to the terms of the Bayview Warrant, Bayview has the right to purchase up to 1,366,220 shares of the Company's common stock at an exercise price equal to $3.3125 per share, subject to adjustment. Also pursuant to the Bayview Warrant, the Company granted to Bayview certain anti-dilution rights, which provide that the exercise price and number of shares purchasable under the Bayview Warrant will be adjusted upon the happening of certain events, such as stock splits or combinations, stock dividends, mergers or other consolidations, recapitalizations, and the sale by the Company of common stock or securities convertible or exercisable into common stock at a price less than the 20-day average of the closing sales price of the Company's common stock through the date prior to the date the Company fixes the purchase price for such sale (the "Market Value"). In addition, Bayview has the right to require the Company to purchase the Bayview Warrant or the stock issuable upon exercise of the Bayview Warrant (the "Warrant Stock") upon the happening of certain events, such as default, the sale of 50% of the

Company's stock or assets, or after the fifth anniversary of the date of the Bayview Warrant. The purchase price (the "Put Exercise Price") for the Warrant Stock would be the higher of (i) the Market Value of the Company's common stock, and (ii) six times the Company's EBITDA, plus cash and minus debt, in both cases divided by the number of outstanding shares of common stock on the date of notice of exercise of the redemption right, and the purchase price of the Bayview Warrant would be the same price reduced by the Warrant exercise price in effect on the date of such notice. After the sixth anniversary of the date of the Bayview Warrant, the Company has the right to repurchase the Bayview Warrant or Warrant Stock at the Put Exercise Price. Also pursuant to the Bayview Warrant, Bayview has certain preemptive rights allowing it the right of first refusal to purchase its pro rata portion of common stock or securities convertible into or exercisable for common stock, and demand and incidental registration rights with respect to the warrant stock.

         Pursuant to a Merger Agreement between CEX, CEDS, the Company and the Company's acquisition subsidiary, Delivery Systems issued to CEX a Convertible Subordinated Promissory Note (the "Convertible Note") in the amount of $3,600,000, a Long-Term Subordinated Promissory Note (the "Long Term Note") in the amount of $6,519,000, and a Short-Term Subordinated Promissory Note (the "Short Term Note") in the amount of $7,500,000. The Long Term Note calls for the quarterly payment of interest at the rate of 12% per annum, subject to increase upon default, and the payment in full of all unpaid principal and interest on September 24, 2004. The Short Term Note calls for the quarterly payment of interest at the rate of 9% per annum, subject to increase upon default, and the payment in full of all unpaid principal and interest on September 24, 2000, and requires a mandatory prepayment upon the exercise of the Company's warrants issued in connection with the purchase of its Series A Preferred Stock in April and June of 1998, and upon certain debt financings or sales of assets. The Convertible Note calls for the quarterly payment of interest at the rate of 6% per annum, subject to increase upon default, and the payment in full of all unpaid principal and interest on September 24, 2004. Pursuant to the Convertible Note, and an Exchange Agreement between CEX, Delivery Systems and the Company, CEX has the right to purchase, by exchanging all or any portion of the principal balance of the Convertible Note, shares of the Company's common stock at an exchange rate of $4.59 per share. The maximum number of shares of common stock that the Company would be required to issue to CEX in connection with the Note would be 784,314 shares, subject to adjustment. The Convertible Note is subordinate to the obligations of the Company owing to both GE and Bayview. Also pursuant to the Exchange Agreement, the Company granted to CEX certain anti-dilution rights, which provide that the conversion price under the Exchange Agreement will be adjusted upon the happening of certain events, such as stock splits or combinations, stock dividends, mergers or other consolidations, recapitalizations, and the sale by the Company of common stock or securities convertible or exercisable into common stock at a price less than the 20-day average of the closing sales price of the Company's common stock through the date prior to the date the Company fixes the purchase price for such sale. Any reduction of the conversion price will result in an increase in the number of shares into which the Convertible Note may be converted. CEX has both demand and incidental registration rights with respect to the shares issuable upon conversion of the Convertible Note.

         Pursuant to the terms of the Convertible Note and the Bayview Warrant, the Company may be required to issue up to a maximum of 2,150,534 shares of common stock (prior to adjustment), which amount will not be in excess of 20% of the Company's current outstanding shares of common stock.

         No underwriter or placement agent was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities in each transaction were sold to a limited group of accredited investors in a private placement transactions, exempt from registration under
Section 4(2) of the Securities Act. All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act. Except where otherwise indicated, the Company intends to use the net proceeds from the sale of these securities for working capital and to fund acquisitions.

ITEM 3 - Defaults upon Senior Securities

          Not Applicable

ITEM 4 - Submission of Matters to a Vote of Securities Holders

         There were no matters submitted to a vote of security holders during the fiscal quarter ended October 2, 1999.

ITEM 5 - Other Information

         Not Applicable

ITEM 6 - Exhibits and Reports on Form 8-K

     a.  Exhibits required by Item 601 of Regulation S-B

              Exhibit 2.1 Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8,
              1999).

              Exhibit 2.2 Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.1 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to common stock in March of 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

              Exhibit 10.2 Form of Warrant used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to common stock in March of 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

              Exhibit 10.3 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Short Term Unsecured Notes to common stock in May of 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

              Exhibit 10.4 Form of Subscription Agreement and Investment Letter between Company and investors in private placements of common stock and warrants in October 1999.

              Exhibit 10.5 Form of Warrant issued to purchasers in October 1999 sales of common stock and Warrants.

              Exhibit 10.6 Long-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.7 Short-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.8 Convertible Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.9 Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8,
              1999).

              Exhibit 10.10 Credit Agreement by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.11 Revolving Note by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.12 Swing Line Note by and among UST Delivery Systems, Inc. and General Electric Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.13 Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.14 Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.15 Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.16 Intercreditor and Subordination Agreement by and among Bayview Capital Partners LP, UST Delivery Systems, Inc., United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

              Exhibit 10.17 Guaranty by and between United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999.

              Exhibit 27 Financial Data Schedule

     b. Current Reports on Form 8-K for the second quarter ended October 2, 1999.

              The Company filed a Current Report on form 8-K on September 13, 1999 in connection with the announcement of a definitive merger agreement in connection with the CEDS purchase.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on November 16, 1999.



                                     UNITED SHIPPING & TECHNOLOGY, INC.




                                     By: /S/ Peter C. Lytle
                                        --------------------------------------
                                     Peter C. Lytle
                                     President and Chief Executive Officer

                                    EXHIBIT INDEX

Exhibit 2.1 Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 2.2 Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8,
               1999).

Exhibit 10.1 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to common stock in March of 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

Exhibit 10.2 Form of Warrant used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to common stock in March of 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

Exhibit 10.3 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Short Term Unsecured Notes to common stock in May of 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999).

Exhibit 10.4 Form of Subscription Agreement and Investment Letter between Company and investors in private placements of common stock and warrants in October 1999.

Exhibit 10.5 Form of Warrant issued to purchasers in October 1999 sales of common stock and Warrants.

Exhibit 10.6 Long-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.7 Short-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.8 Convertible Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.9 Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999

               (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.10 Credit Agreement by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.11 Revolving Note by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.12 Swing Line Note by and among UST Delivery Systems, Inc. and General Electric Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.13 Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.14 Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8,
               1999).

Exhibit 10.15 Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.16 Intercreditor and Subordination Agreement by and among Bayview Capital Partners LP, UST Delivery Systems, Inc., United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

Exhibit 10.17 Guaranty by and between United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999.

Exhibit 27     Financial Data Schedule