Form 10QSB
period 2000-01-01
UNITED SHIPPING & TECHNOLOGY INC
filed 2000-02-15
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

              _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 1, 2000

             ___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


             Utah                                         87-0355929
------------------------------------       -------------------------------------
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

                          YES (X)            NO ( )

As of February 1, 2000, there were 15,164,850 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                          YES _____          NO __X__

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED JANUARY 1, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION................................................3

ITEM 1.
       a)     Consolidated Financial Statements................................3

       b)     Consolidated Balance Sheets - January 1, 2000 and
              June 30, 1999....................................................3

       c)     Consolidated Statements of Operations -
              Three and Six months ended January 1, 2000
              and January 2, 1999..............................................4

       d)     Consolidated Statements of Cash Flows -
              Six months ended January 1, 2000 and
              January 2, 1999..................................................5

       e)     Notes to Consolidated Financial Statements.......................6


ITEM 2.
              Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................10


PART II.  OTHER INFORMATION...................................................15


ITEM 1.       Legal Proceedings...............................................15

ITEM 2.       Changes in Securities and Use of Proceeds.......................15

ITEM 3.       Defaults upon Senior Securities.................................16

ITEM 4.       Submission of Matters to a Vote of Securities Holders...........16

ITEM 5.       Other Information...............................................16

ITEM 6.       Exhibits........................................................16

SIGNATURES....................................................................18

EXHIBIT INDEX.................................................................19

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                        January 1, 2000       June 30, 1999
                                                                        ---------------      ---------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
   Cash                                                                 $         6,258      $           252
   Accounts receivable, net of allowance for                                     66,807                  275
     doubtful accounts
   Stock subscription receivable                                                  4,500                  250
   Other current assets                                                           4,240                1,199
                                                                        ---------------      ---------------

     Total current assets                                                        81,805                1,976

Property and equipment:
   Land                                                                             779
   Buildings and leasehold improvements                                           1,745
   Furniture, equipment and vehicles                                             14,813                1,811
                                                                        ---------------      ---------------
                                                                                 17,337                1,811
   Less: accumulated depreciation                                                (1,996)                (953)
                                                                        ---------------      ---------------
                                                                                 15,341                  858

Goodwill                                                                         49,670                1,426
Other assets, net                                                                 2,711                  128
                                                                        ---------------      ---------------

       Total assets                                                     $       149,527      $         4,388
                                                                        ===============      ===============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Trade accounts payable                                                        23,041                  557
   Accrued auto and workers' compensation claims                                 20,647
   Other accrued liabilities                                                     37,464                  228
   Current portion of long-term debt and capital leases                           6,799                   40
                                                                        ---------------      ---------------

     Total current liabilities                                                   87,951                  825

   Long-term debt and capital leases                                             54,796                  617
                                                                        ---------------      ---------------

     Total liabilities                                                          142,747                1,442

Shareholders' equity:
   Common stock, $0.004 par value, 15,026,120 and 10,610,537 shares
       issued and outstanding in 2000 and 1999, respectively                         60                   42
   Additional paid-in capital                                                    32,213               15,571
   Accumulated deficit                                                          (25,514)             (12,667)
   Foreign currency translation                                                      21
                                                                        ---------------      ---------------

     Total shareholders' equity                                                   6,780                2,946
                                                                        ---------------      ---------------

         Total liabilities and shareholders' equity                     $       149,527      $         4,388
                                                                        ===============      ===============


The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
                   (Amounts in thousands, except share data)

                                                           Quarter Ended                        Six Months Ended
                                                January 1, 2000     January 2, 1999     January 1, 2000     January 2, 1999
                                                ---------------     ---------------     ---------------     ---------------
Revenue                                         $       138,908     $           148     $       192,632     $           272

Cost of services                                        112,398                 119             154,837                 247
                                                ---------------     ---------------     ---------------     ---------------

   Gross profit                                          26,510                  29              37,795                  25


Selling, general and administrative expenses             36,602                 699              49,366               1,321
                                                ---------------     ---------------     ---------------     ---------------

Loss from operations                                    (10,092)               (670)            (11,571)             (1,296)

Interest expense                                          1,560                   3               1,752                   6
Other income                                               (408)                                   (454)
Interest income                                             (14)                (17)                (22)                (42)
                                                ---------------     ---------------     ---------------     ---------------

                                                ---------------     ---------------     ---------------     ---------------
Net loss                                        $       (11,230)    $          (656)    $       (12,847)    $        (1,260)
                                                ===============     ===============     ===============     ===============

Basic and diluted net loss per share            $         (0.86)    $         (0.13)    $         (1.08)    $         (0.25)
                                                ===============     ===============     ===============     ===============

                                                ---------------     ---------------     ---------------     ---------------
Basic and diluted weighted average number
      of common shares outstanding                   13,111,380           5,001,448          11,933,084           4,990,579
                                                ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                               January 1, 2000     January 2, 1999
                                                                               ---------------     ---------------
OPERATING ACTIVITIES
       Net Loss                                                                $       (12,847)    $        (1,260)
       Adjustments to reconcile net loss to net cash flows
            used for operating activities-
                 Depreciation and amortization                                           3,275                 201
                 Equity instruments issued in lieu of services received                  4,307                  --
                 (Gain)/Loss on retirement of equipment                                    (68)                 --
       Change in operating assets and liabilities:
                 Accounts receivable                                                    (5,051)                (57)
                 Other current assets                                                    1,735                (165)
                 Other assets                                                             (693)               (204)
                 Accounts payable                                                        4,924                 311
                 Accrued liabilities and deferred revenue                                  259                 (75)
                                                                               ---------------     ---------------
                      Cash used by operating activities                                 (4,159)             (1,249)
                                                                               ---------------     ---------------

INVESTING ACTIVITIES
       Proceeds from sale of equipment                                                     187                  --
       Purchases of property and equipment                                                (799)               (196)
       Acquisition of business, net of cash received                                   (55,572)                (90)
       Redemption of short-term investments                                                 --               1,700
       Other, net                                                                          138                  --
                                                                               ---------------     ---------------
                      Cash provided by (used in) investing activities                  (56,046)              1,414
                                                                               ---------------     ---------------

FINANCING ACTIVITIES
       Payments on notes payable and long-term debt                                     (3,168)                (37)
       Proceeds from notes payable and long-term debt                                   61,827                  --
       Proceeds from stock subscription                                                    250                  --
       Proceeds from sale of common stock                                                7,282                  --
                                                                               ---------------     ---------------
                      Cash provided (used) by financing activities                      66,191                 (37)
                                                                               ---------------     ---------------

Effect of currency exchange rate changes on cash                                            20                  --
                                                                               ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                                     6,006                 128

Cash and cash equivalents, beginning of period                                             252                 154
                                                                               ---------------     ---------------

                                                                               ---------------     ---------------
Cash and cash equivalents, end of period                                       $         6,258     $           282
                                                                               ===============     ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                               ---------------     ---------------
       Cash paid for interest                                                  $         1,107     $             6
                                                                               ===============     ===============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
       Issuance of common stock through the conversion of debt                 $           616     $            --
       Issuance of common stock in exchange for the subscription
            receivable                                                                   4,500                  --
       Value of warrants issued in lieu of services performed                               45                  --

       Property and equipment returned to inventory                            $           113     $           380

       Assets acquired in connection with the
       acquisition of Jel Trucking, Inc. were as follows:

                 Allocation of cost based on fair value of assets acquired:
                      Property and equipment                                   $            --     $            62
                      Intangible assets                                                     --                  88
                                                                               ---------------     ---------------
                                                                                            --                 150
                 Less fair market value of common stock issued                              --                  60
                                                                               ---------------     ---------------
                 Net cash paid for acquisition                                 $            --     $            90
                                                                               ===============     ===============


The accompanying notes are an integral part of the consolidated financial statements.


               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


The consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 1, 2000, and the results of its operations for the three and six months ended January 1, 2000 and January 2, 1999, and its cash flows for the six months ended January 1, 2000 and January 2, 1999 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 1999, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.


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


2.   Revenue Recognition:

The Company has historically generated revenue from: Same-day delivery operations conducted through the Company's Advanced Courier Services, Inc. subsidiary, and to a lesser extent, the per-package shipping revenue generated from ongoing shipping volume at its intelligent shipping kiosks (ISKs), and the sale of ISKs and custom built intelligent kiosks. Revenues for the six months ended January 1, 2000 also include revenues from the Company's newly-acquired same-day delivery business subsidiary, UST Delivery Services,Inc. ("Delivery Services"), since the August 28, 1999 acquisition date.

Revenue from the same-day delivery services is recognized when services are rendered to customers. Package shipping revenue is recognized when the package is shipped.


3.   Basic and Diluted Loss Per Share:

Basic loss per share excludes dilution and was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings or losses of the Company. For all periods presented, basic and diluted loss per share were equal, as the inclusion of dilutive securities would be antidilutive. Total options and warrants outstanding as of January 1, 2000 and January 2, 1999 were 5,328,571 and 4,662,870, respectively.


4.   Comprehensive Loss:

Comprehensive loss was $(11,223), $(656) $(12,826) and $(1,260) for the three months ended January 1, 2000, the three months ended January 2, 1999, the six months ended January 1, 2000 and the six months ended January 2, 1999, respectively. The difference between net loss and total comprehensive loss, if any, related to foreign currency translation adjustments.


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


6.   Acquisitions:

On September 24, 1999 (with an effective date of August 28, 1999), the Company acquired from CEX Holdings, Inc. ("CEX") all the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. ("CEDS"), a provider of same day delivery solutions. The purchase price was approximately $62,500, subject to adjustment as defined in the merger agreement. The purchase price is expected to be finalized by the end of the fiscal year. The purchase price consisted of $43,000 in cash provided by institutional debt financing from General Electric Capital Corporation ("GE") and Bayview Capital Partners, LP ("Bayview"), and the remainder in a combination of short and long-term notes issued to CEX (see Note
7). The acquisition has been accounted for under the purchase method of accounting. The excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The purchase price allocation is preliminary, as the purchase price has not been finalized with CEX and the Company has not had sufficient amount of time to finalize the valuation of certain assets and liabilities acquired or evaluate the effects of deferred taxes. The Company expects to make adjustments to the allocation of the purchase price by the end of this fiscal year.

In connection with the August 28, 1999 acquisition of CEDS, management formulated a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $2,430 in anticipated costs relating to such items was included in the acquisition cost allocation. This plan has not been completely finalized, and adjustments to the acquisition cost allocation may be made prior to the plan's anticipated completion, which is one year. As of January 1, 2000 approximately $233 in costs (primarily related to severance payments) were charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the period.

In connection with the acquisition of CEDS, the Company incurred or may incurr fees for merger and acquisition related services totalling $5,000. These fees consist of $3,000 upon the closing of the transaction and possible contingent payments of $2,000. The contingent payments are due in annual increments of $1,000 in fiscal years 2001 and 2002, upon the Company achieving various revenue targets. The Company has currently paid $800 of the initial payment, with the remainder payable in the third quarter of fiscal year 2000. Given the nature of the contingent portion of the agreement, the Company will recognize the expense associated with those payments at the time the targets are achieved. If the revenue targets are not achieved the Company is not liable for the contingent portion of the agreement.

The following unaudited pro forma financial information gives effect to the CEDS acquisition as if it had occurred at the beginning of fiscal years 2000 and 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                                        Six Months Ended
                                                        ----------------
                                                   January 1,       January 2,
                                                     2000             1999

         Revenue                                 $   279,227      $  312,862
         Loss from operations                        (18,833)        (14,665)
         Net loss                                    (14,583)        (16,798)
         Basic and diluted loss per share              (1.22)          (3.37)
         Basic and diluted weighted average
          common shares outstanding               11,933,084       4,990,579


7.   Long-term Debt and Capital Leases:

Long-term debt and capital leases consisted of the following:

                                                January 1, 2000    June 30, 1999

    GE Revolving Note                              $ 41,029                0
    Bayview Senior Subordinated Note and Warrant      3,292                0
    Long-term Subordinated Note to CEX                6,519                0
    Short-term Subordinated Note to CEX               4,404                0
    Convertible Subordinated Note to CEX              3,600                0
    6% Convertible Subordinated Note                  2,190                0
    Various Other Notes and Leases                      561              657
                                                     ------            -----
                                                     61,595              657
    Less current maturities                           6,799               40
                                                     ------            -----
    Total                                            54,796              617
                                                     ======            =====

Borrowings under the GE Revolving Note are limited to the lesser of $55,000 or an amount based on a defined portion of receivables less the amount outstanding on the $5,000 Swing Line Note issued to GE. Interest is payable monthly at a rate of Prime plus 0.6% (9.1% at January 1, 2000). The Company may elect the rate of LIBOR plus 3% at its discretion from time to time. All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

The Bayview Senior Subordinated Note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the GE Revolving Note. The initial carrying value of the Senior Subordinated Note was reduced by $1,708 for the estimated fair value of the common stock warrant issued to Bayview, recorded as Additional Paid in Capital on the financial statements. The unamortized discount aggregated $1,595 at January 1, 2000. The discount is amortized over the life of the note. The warrant has an exercise price of $3.3125 per share and entitles Bayview to acquire, in whole or in part, 1,366,200 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement. The Company is required to redeem the warrants or repurchase the stock issued upon exercise at the request of the holder or upon the happening of certain events, such as default, the sale of 50% of the Company's stock or assets, or after the fifth anniversary of the date of the warrant. The purchase price for the common stock upon exercise of the warrant is at the market value (as defined in the warrant purchase agreement) of the Company's common stock. The future carrying value of the warrant will be adjusted periodically to its then estimated redemption value.

The Long-term Subordinated Note issued to CEX has interest payable quarterly at 12% and is due September 24, 2004. The note is subordinate to the GE Revolving Note and the Bayview Senior Subordinated Note.

The $7,500 Short-term Subordinated Note issued to CEX has interest payable quarterly at 9% and is due September 24, 2000. The note was reduced by the mandatory prepayment from the exercise of the Company's warrants issued in connection with the purchase of its Series A Preferred Stock in April and June of 1998. The note is subordinate to the GE Revolving Note and the Bayview Senior Subordinated Note.

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

As a result of the acquisition of CEDS, the Company is also liable on a 6% Convertible Subordinated Note. This Note was due January 31, 2000. The Company has reached a tentative agreement with the holder of the Note to extend the terms beyond January 31, 2000. Interest is payable quarterly.

On September 25, 1999, a $600 12% convertible note (plus accrued interest thereon) was converted into 135,044 shares of common stock and a one year warrant to purchase 33,758 shares of common stock at an exercise price of $4.57 per share.


8.   Commitments and Contingencies:

The Company leases equipment, vehicles and buildings under various non-cancelable operating and capital lease agreements with terms generally ranging from three to ten years. Future minimum lease commitments under non-cancelable leases at January 1, 2000 range from $50,000 to $60,000. The Company has not completed the valuation of these commitments and expects to complete the valuation by the end of this fiscal year.

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


9.   Equity:

The Company continues its efforts to reduce debt and raise additional cash for acquisitions and working capital needs. In September 1999, four investors converted their 1998 Notes in the aggregate principal amount of $600 plus accrued interest to 135,044 shares of the Company's common stock at a purchase price of $4.57 per share, and one-year warrants to purchase an aggregate of 33,758 shares of the Company's common stock at an exercise price of $4.57 per share. Also in September 1999, in connection with the CEDS purchase, the Company called the warrants issued in connection with its sale in April and June of 1998 of its Series A Preferred stock, and raised an additional $3,461 through the issuance of 1,977,748 shares of Common Stock. In October 1999, the Company sold to five accredited investors 124,000 shares of common stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 41,333 shares of common stock at an exercise price of $4.50 per share for a period of one year. In December 1999, the Company sold to an accredited investor 50,000 shares of common stock at a purchase price of $6.375 per share, together with a warrant to purchase 5,000 shares of common stock at an exercise price of $6.375 per share for a period of five years. In December 1999, the Company also sold to seven institutional investors an aggregate of 1,791,044 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 179,104 shares of common stock at an exercise price of $12.50 per share for a period of five years. The Company has recorded a subscription receivable in the amount of $4,500 at the end of the quarter associated with the sale of this stock. The cash related to this receivable was received on January 4, 2000. During the first six months of fiscal 2000, the Company also issued 337,747 shares of common stock through various stock sales and warrant exercises. Total proceeds from these transactions amounted to $917. In January 2000, the Company sold to a director 22,083 shares of common stock at a purchase price of $4.50 per share, in repayment of an existing debt for consulting fees performed on behalf of the Company. Also in January 2000, the Company sold to five accredited investors an aggregate of 25,000 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 2,500 shares of common stock at an exercise price of $12.50 per share for a period of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

          IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB AND ELSEWHERE WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

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

          IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDED, AMONG OTHER THINGS, (1) THE ABILITY OF THE COMPANY TO SUCCESSFULLY AND PROFITABLY OPERATE ITS RECENTLY-ACQUIRED SAME-DAY DELIVERY BUSINESS, CORPORATE EXPRESS DELIVERY SYSTEMS, INC. ("CEDS"), AND TO INTEGRATE ITS OPERATIONS WITH THE COMPANY'S EXISTING OPERATIONS; (2) THE ABILITY OF THE COMPANY TO MEET DEBT SERVICE OBLIGATIONS AND COMPLY WITH DEBT COVENANTS WITH RESPECT TO THE DEBT INCURRED IN CONNECTION WITH THE FINANCING FOR THE ACQUISITION OF CEDS; (3) THE ABILITY OF THE COMPANY TO DEVELOP AN E-COMMERCE FULFILLMENT BUSINESS AND INTEGRATE THIS WITH ITS SAME-DAY DELIVERY OPERATIONS; (4) THE ABILITY OF THE COMPANY TO MANAGE UNCERTAINTIES SURROUNDING TECHNOLOGICAL CHANGES IN THE SAME-DAY DELIVERY AND TRANSPORTATION INDUSTRIES, AND THE COMPANY'S DEPENDENCE UPON COMPUTER AND COMMUNICATIONS SYSTEMS AND THIRD PARTIES WHO MANUFACTURE, MAINTAIN AND MARKET THE SAME; (5) THE ABILITY OF THE COMPANY TO DEVELOP AND IMPLEMENT A NATIONAL BRAND IDENTITY STRATEGY FOR

ITS PRODUCTS AND SERVICES; (6) THE ABILITY OF THE COMPANY TO ACCESS PUBLIC AND PRIVATE EQUITY MARKETS; AND (7) THE ABILITY OF THE COMPANY TO STEM OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.


OVERVIEW-RECENT SIGNIFICANT ACQUISITION

          On September 24, 1999, the Company acquired the same-day delivery operations of Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc.("CEX") by a merger of CEDS with its wholly-owned subsidiary, United Shipping & Technology Acquisition Corp. The purchase price was approximately $62,500, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43,000 in cash provided by institutional debt financing from General Electric Capital Corporation ("GE") and Bayview Capital Partners, LP ("Bayview") and the remainder in a combination of short and long-term notes issued to CEX. CEDS was the surviving corporation in the merger. CEDS changed its name to its current name which is UST Delivery Systems, Inc. ("Delivery Systems"), but still conducts its business under the name Corporate Express Delivery Systems. Delivery Systems is incorporated in Delaware.

          With the acquisition of CEDS, the Company has become the leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution. The Company provides an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services. The Company's network consists of approximately 240 locations in 80 of the top 100 metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 9,800 vehicles, including 4,700 company-leased and owned vehicles and 5,100 vehicles utilized by independent contractors. The Company currently has approximately 10,000 employees. The Company's Delivery Systems subsidiary has offices in Australia, Canada, France, Hong Kong and the United Kingdom, to facilitate its same-day international air delivery business.

          The purchase of CEDS was the final step in the Company meeting its goal of becoming the premier same-day express delivery and e-commerce fulfillment service in the United States. With the acquisition of CEDS, the Company now provides the following products and services to individual consumers and businesses:

* same-day ground and air transportation services throughout the United States and internationally;

*    distribution, logistics and supply chain management services;

* the ability to fulfill any type of customer need in transferring virtually any type of product or goods by many different forms and time scenarios; and

*    secure transfer of information over the Internet.

          The Company now derives its revenues primarily from same-day ground and air delivery operations. The Company's revenues for the fiscal year ended June 30, 1999 were approximately $1,500. For the fiscal year ended January 30, 1999, CEDS' revenue from operations was approximately $648,300.

          The Company has currently organized its operations in a number of subsidiaries. The Company conducts the CEDS same-day delivery business through UST Delivery Services, Inc. and continues to operate a portion of its Minneapolis same-day delivery and package delivery services. The Company also develops software and kiosk technology through its Intelligent Kiosk subsidiary.

          The Company was incorporated in Utah in 1979 under the name Basin Energy Corporation. The Company has amended its name several times since then. In 1992 the Company changed its name to U-Ship, Inc., and in May 1999 to United Shipping & Technology, Inc. From 1979 until 1991, the Company was engaged in business activities that were unrelated to its current business. The Company's principal executive offices are located at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442 and its telephone number is (612) 941-4080. The Company's website is www.u-s-t.com.

HISTORICAL BUSINESS AND EVOLUTION OF BUSINESS STRATEGY

          In 1991, the Company began the development of self-service automated shipping systems designed to be installed at the shipping hubs of major package carriers such as United Parcel Service. The Company's kiosks had a limited test experience with UPS, but to date the Company has not made significant sales of hub-automation kiosks to UPS or any other carrier. Later, the Company began to manufacture and operate self-service intelligent shipping Kiosks (ISKs) in retail locations such as Kinko's Copy Centers and CopyMax stores.

          In late 1997, as a result of lower than anticipated revenues from the ISKs placed in retail locations, the Company began an extensive evaluation of its strategies and results from its placement sites. Ultimately, in 1998, the Company concluded that its historical ISK placement strategy was not profitable. In the course of reviewing alternative directions for its business, the Company determined that the same-day delivery business presented an opportunity to employ its advanced technology in a large but fragmented market and obtain an independent revenue stream in a growing industry. The Company also felt that the same-day delivery industry could benefit from a variety of emerging economic and technological trends, such as movement toward outsourcing of corporate services, the explosive growth of e-commerce, the increasing use of the Internet and the availability of sophisticated communications technology. Based on this determination, the Company adopted a revised business strategy with the goal of becoming the national leader in same-day delivery and related services through a series of acquisitions of same-day delivery businesses. The Company's goal was to develop a national network of delivery services and to combine it with sophisticated communications technology and a same-day delivery nationally-recognized brand identity. The Company felt that this combination would allow customers to participate in Internet-based business, or e-commerce, and to offer an array of integrated distribution and logistics services to corporate clients and companies engaged in e-commerce.

          The Company began its same-day delivery consolidation strategy in late 1998, through the acquisition of JEL Trucking, Inc., which enabled the Company to offer same-day delivery and package delivery services in the Minneapolis/St. Paul metropolitan area. In January 1999, the Company also acquired Twin City Transportation, Inc., which expanded the Company's same-day delivery service in the Minneapolis/St. Paul metropolitan area. On September 24, 1999, the Company acquired Corporate Express Delivery Systems, with 1998 revenues in excess of $600 million. The Company continues to explore the acquisition of additional same-day delivery companies to increase market penetration and provide a national platform for e-commerce fulfillment and logistics services. As of the date of this report, the Company had no agreements pending to acquire any additional companies.

          In order to increase the strength of its market leadership in the same-day delivery business and obtain the maximum economies of scale from our consolidation efforts, the Company has made a determination that it must continue to invest in upgrading and developing computer and communications technology. The Company currently employs in most of its fleet, sophisticated communications and dispatch systems. In addition, the Company has begun the testing in its larger on-demand delivery operations of a satellite-driven, computerized, on-demand routing system that utilizes Global Positioning System technology and mobile data terminals to continuously track the location of every vehicle and package in real time. The Company's ultimate goal is to expand the capabilities of its communications systems to further improve its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for customized e-commerce delivery solutions. The Company also continues to explore the opportunity of utilizing its kiosk technology to provide more robust and comprehensive capabilities that can be ultimately integrated with its same-day delivery operations.

          In March 1999, the Company introduced an Internet-based shipping service called i-courier(TM). This service offers secure, trackable electronic document transfer and storage for small or large files. The Company intends to expand this service to include links to its dispatch system for on-line ordering and package tracking. The Company also intends to expand the capabilities of i-courier(TM)and to pursue other e-commerce opportunities.

RESULTS OF OPERATIONS:

Comparison of Quarters Ended January 1, 2000 and January 2, 1999
----------------------------------------------------------------

          Revenue for the quarter ended January 1, 2000, increased $138,760 to $138,908 from $148 for the quarter ended January 2, 1999. The increase is primarily due to the acquisition of CEDS.

          Cost of service expense increased $112,279 to $112,398 from $119 for the quarter ended January 2, 1999. The increase is primarily due to the CEDS acquisition.

          Selling, general and administrative expenses for the quarter ended January 1, 2000, increased $35,903 to $36,602 from $699 for the quarter ended January 2, 1999. The increase is primarily due to the CEDS acquisition.

          Interest expense increased to $1,560 for the quarter ended January 1, 2000 compared to $3 for the quarter ended January 2, 1999. The increase is primarily due to the increase in debt associated with the CEDS acquisition. Other income increased by $408 for the quarter ended January 1, 2000. The increase is primarily due to the CEDS acquisition.

          Net loss for the quarter ended January 1, 2000, increased $10,574 to $11,230 from $656 for the quarter ended January 2, 1999. The Company expects to incur additional losses while it integrates the acquisition of CEDS into its current business strategy.

Comparison of Six Month Periods Ended January 1, 2000 and January 2, 1999
-------------------------------------------------------------------------

          Revenue for the six months ended January 1, 2000 increased $192,360 to $192,632 from $272 for the six months ended January 2, 1999. The increase is primarily due to the acquisition of CEDS.

          Cost of service expense increased $154,590 to $154,837 from $247 for the six months ended January 2, 1999. The increase is primarily due to the acquisition of CEDS.

          Selling, general and administrative expenses for the six months ended January 1, 2000, increased $48,045 to $49,366 from $1,321 for the six months ended January 2, 1999. The increase is primarily due to the acquisition of CEDS.

          Interest expense increased to $1,752 for the six months ended January 1, 2000 compared to $6 for the six months ended January 2, 1999. The increase is primarily due to the increase in debt associated with the CEDS acquisition. Other income increased by $454 for the six months ended January 1, 2000. The increase is primarily due to the CEDS acquisition.

          Net loss for the six months ended January 1, 2000, increased $11,587 to $12,847 from $1,260 for the six months ended January 2, 1999. The Company expects to incur additional losses while it integrates the acquisition of CEDS into its current business strategy.


LIQUIDITY AND CAPITAL RESOURCES:

          Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. Throughout fiscal 1999 and continuing through the second quarter of fiscal 2000, the Company has financed the implementation of its revised business strategy through various private placements of debt and equity, including but not limited to sales of common stock, sales of preferred stock (subsequently converted into common stock), issuances of debt (some of which was subsequently converted into common stock), warrant exercises and the sale of warrants. From July 1999 through January 18, 2000, the Company raised over $15,069 in connection with these transactions, and issued an aggregate of 4,554,313 shares of common stock (taking into account conversions of preferred stock and debt) at prices ranging from $0.60 to $5.025 per share, and warrants to purchase an aggregate of 1,759,915 shares of common stock at exercise prices ranging from $0.60 to $12.50 per share for periods ranging from one to five years.

          The Company continues its efforts to reduce debt and raise additional cash for acquisitions and working capital needs. In September 1999, four investors converted their 1998 Notes in the aggregate principal amount of $600 plus accrued interest to 135,044 shares of the Company's common stock at a purchase price of $4.57 per share, and one-year warrants to purchase an aggregate of 33,758 shares of the Company's common stock at an exercise price of $4.57 per share. Also in September 1999, in connection with the CEDS purchase, the Company called the warrants issued in connection with its sale in April and June of 1998 of its Series A Preferred stock, and raised an additional $3,461 through the issuance of 1,977,748 shares of Common Stock. In October 1999, the Company sold to five accredited investors 124,000 shares of common stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 41,333 shares of common stock at an exercise price of $4.50 per share for a period of one year. In December 1999, the Company sold to an accredited investor 50,000 shares of common stock at a purchase price of $6.375 per share, together with a warrant to purchase 5,000 shares of common stock at an exercise price of $6.375 per share for a period of five years. In December 1999, the Company also sold to seven institutional investors an aggregate of 1,791,044 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 179,104 shares of common stock at an exercise price of $12.50 per share for a period of five years. The Company has recorded a subscription receivable in the amount of $4,500 at the end of the quarter associated with the sale of this stock. The cash related to this receivable was received on January 4, 2000. During the first six months of fiscal 2000, the Company also issued 337,747 shares of common stock through various stock sales and warrant exercises. Total proceeds from these transactions amounted to $917. In January 2000, the Company sold to a director 22,083 shares of common stock at a purchase price of $4.50 per share, in repayment of an existing debt for consulting fees performed on behalf of the Company. Also in January 2000, the Company sold to five accredited investors an aggregate of 25,000 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 2,500 shares of common stock at an exercise price of $12.50 per share for a period of five years.

          The Company financed its acquisition of CEDS through a combination of institutional debt financing and the notes to CEX. The Company entered into a Revolving Note agreement which allows the Company to borrow from GE, in the aggregate under the Revolving Note, $55,000. The note agreement required, among other things, that there be unused availability of at least $14,000 at the time of acquisition. As of January 1, 2000, the loan had an outstanding balance of $41,029, and the unused portion was $13,971. The proceeds from this loan were used to fund a portion of the acquisition purchase price and are being used to fund the Company's present and future working capital needs.

          In fiscal 2000 and beyond, the Company plans to focus on the various aspects of its acquisition strategy, making acquisitions in the same-day delivery market and supporting technology, and the acquisition or building of a nationally recognized brand name to be used in conjunction with such services. The Company believes that these efforts will require the Company to expend significant capital. While the Company will seek to acquire companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cash flow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these revised strategies, while initially requiring additional cash outlays, will result in greater revenues from same-day delivery operations, and sales and licensure of ISK technology, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all.

          There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any additional equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form. The Company's loss for the fiscal year ended June 30, 1999 was $2,894. The Company's loss for the six months ended January 1, 2000 was $14,647. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company, and in pursuing other aspects of its revised business strategy. The Company will continue to require substantial additional debt or equity funding to continue to implement its revised business strategy, which may include additional future acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. While the Company is not now in a position to determine the price at which its securities may be issued in any subsequent equity or debt financing, it is likely that additional equity or debt financing will be highly dilutive to existing shareholders.


THE COMPANY'S YEAR 2000 READINESS

          Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company's products, the Company's vendors or the Company's customers to achieve Year 2000 compliance could materially adversely affect the Company's business, operating results, financial condition and cash flows.

          As of February 7, 2000, the Company has not experienced and does not anticipate any material adverse effects on the Company's systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any unlikely disruptions. Further, as of February 7, 2000, the Company has not experienced any operation problems or product failures as a result of Year 2000 issues with its vendors, service providers, or customers.

          Although the transition to the Year 2000 did not have any significant impact on the Company or its systems and operations, the Company will continue to monitor the impact of the Year 2000 on its systems and those of third-party service providers. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          During February 2000, the parties in the Addvensky class action litigation, as reported in the Company's Form 10-QSB for the quarter ended October 2, 1999, met to continue mediation and reached a tentative agreement to settle all claims.

          The Company is subject to various other legal proceeding and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operation or consolidated financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

          In October 1999, the Company sold to five accredited investors 124,000 shares of common stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 41,333 shares of common stock at an exercise price of $4.50 per share for a period of one year.

          On December 17, 1999, the Company sold to an accredited investor 50,000 shares of common stock at a purchase price of $6.375 per share, together with a warrant to purchase 5,000 shares of common stock at an exercise price of $6.375 per share for a period of five years.

          On December 31, 1999, the Company sold to seven institutional investors an aggregate of 1,791,044 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 179,104 shares of common stock at an exercise price of $12.50 per share for a period of five years. The Company has recorded a subscription receivable in the amount of $4,500 at the end of the quarter associated with the sale of this stock. The cash related to this receivable was received on January 4, 2000.

          On January 7, 2000, the Company sold to a director 22,083 shares of common stock at a purchase price of $4.50 per share, in repayment of an existing debt for consulting fees performed on behalf of the Company.

          On January 18, 2000, the Company sold to five accredited investors an aggregate of 25,000 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 2,500 shares of common stock at an exercise price of $12.50 per share for a period of five years.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

          Not Applicable.

ITEM 5. OTHER INFORMATION.

          Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits required by Item 601 of Regulation S-B:

          Exhibit 10.1 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placements of common stock and warrants in October 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 2, 1999).

          Exhibit 10.2 Form of warrant issued to investors in connection with October 1999 private placements of common stock and warrants (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 2, 1999).

          Exhibit 10.3 Subscription Agreement and Letter of Investment Intent between the Company and an investor in private placement of common stock and warrants on December 17, 1999.

          Exhibit 10.4 Warrant issued to an investor in connection with December 17, 1999 private placement of common stock and warrants.

          Exhibit 10.5 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placement of common stock and warrants on December 31, 1999.

          Exhibit 10.6 Form of warrant issued to investors in connection with December 31, 1999 private placement of common stock and warrants.

          Exhibit 10.7 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placement of common stock and warrants on January 18, 2000.

          Exhibit 10.8 Form of warrant issued to investors in connection with January 18, 2000 private placement of common stock and warrants.

          Exhibit 10.9 1995 Stock Option Plan, as amended.

          Exhibit 10.10 1996 Director Stock Option Plan, as amended.

          Exhibit 27 Financial Data Schedule.

     b. The Company filed the following documents with the Securities and Exchange Commission (File No. 0-27780) during the quarter for which this report is filed:

          (1) Current Report on Form 8-K, filed on October 8, 1999 and amended on December 8, 1999, relating to the acquisition of the courier operations of Corporate Express Delivery Systems, Inc.

          (2) Current Report on Form 8-K, filed November 12, 1999, relating to a change in the Company's independent public accountant.

          (3) Current Report on Form 8-K, filed November 12, 1999, relating to a change in the Company's fiscal year.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on February 15, 2000.


                                       United Shipping & Technology, Inc.



                                       By: /s/ Peter C. Lytle
                                           ------------------
                                       Peter C. Lytle
                                       President and Chief Executive Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                DESCRIPTION

Exhibit 10.1 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placements of common stock and warrants in October 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 2, 1999).

Exhibit 10.2 Form of warrant issued to investors in connection with October 1999 private placements of common stock and warrants (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 2, 1999).

Exhibit 10.3 Subscription Agreement and Letter of Investment Intent between the Company and an investor in private placement of common stock and warrants on December 17, 1999.

Exhibit 10.4 Warrant issued to an investor in connection with December 17, 1999 private placement of common stock and warrants.

Exhibit 10.5 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placement of common stock and warrants on December 31, 1999.

Exhibit 10.6 Form of warrant issued to investors in connection with December 31, 1999 private placement of common stock and warrants.

Exhibit 10.7 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placement of common stock and warrants on January 18, 2000.

Exhibit 10.8 Form of warrant issued to investors in connection with January 18, 2000 private placement of common stock and warrants.

Exhibit 10.9      1995 Stock Option Plan, as amended.

Exhibit 10.10     1996 Director Stock Option Plan, as amended.

Exhibit 27        Financial Data Schedule.