Form 10QSB
period 2000-04-01
UNITED SHIPPING & TECHNOLOGY INC
filed 2000-05-16
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

              _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 2000

             ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                           Commission File No. 0-27780


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


             Utah                                          87-0355929
---------------------------------              ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


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

                        YES (X)          NO ( )

As of May 9, 2000, there were 16,296,260 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                        YES _____        NO __X__

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED APRIL 1, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION.........................................    3

   ITEM 1.
        a)  Consolidated Financial Statements.............................    3

        b)  Consolidated Balance Sheets - April 1, 2000 and June 30,
            1999..........................................................    3

        c)  Consolidated Statements of Operations -
            Three and Nine months ended April 1, 2000 and March 31,
            1999..........................................................    4

        d)  Consolidated Statements of Cash Flows -
            Nine months ended April 1, 2000 and March 31, 1999............    5

        e)  Notes to Consolidated Financial Statements....................    6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   10

PART II. OTHER INFORMATION................................................   14

   ITEM 1.  Legal Proceedings.............................................   14

   ITEM 2.  Changes in Securities and Use of Proceeds.....................   14

   ITEM 3.  Defaults upon Senior Securities...............................   15

   ITEM 4.  Submission of Matters to a Vote of Securities Holders.........   15

   ITEM 5.  Other Information.............................................   15

   ITEM 6.  Exhibits......................................................   15

SIGNATURES................................................................   17

EXHIBIT INDEX.............................................................   18

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands, except share data)

                                                                     April 1, 2000     June 30, 1999
                                                                     -------------     -------------
                                                                     (UNAUDITED)
                                                                     -------------
                              ASSETS

Current assets:
   Cash                                                              $       3,085     $         252
   Accounts receivable, net of allowance for doubtful accounts              68,579               275
   Stock subscription receivable                                                --               250
   Other current assets                                                      2,531             1,199
                                                                     -------------     -------------
     Total current assets                                                   74,195             1,976

Property and equipment:
   Land                                                                        779                --
   Buildings and leasehold improvements                                      2,019                --
   Furniture, equipment and vehicles                                        15,008             1,811
                                                                     -------------     -------------
                                                                            17,806             1,811
   Less: accumulated depreciation                                           (2,894)             (953)
                                                                     -------------     -------------
                                                                            14,912               858
Goodwill                                                                    54,720             1,426
Other assets, net                                                            3,779               128
                                                                     -------------     -------------
Total assets                                                         $     147,606     $       4,388
                                                                     =============     =============

               LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Trade accounts payable                                            $      32,878     $         557
   Accrued auto and workers' compensation claims                            16,274                --
   Other accrued liabilities                                                36,361               228
   Current portion of long-term debt and capital leases                      6,245                40
                                                                     -------------     -------------
     Total current liabilities                                              91,758               825
   Long-term debt and capital leases                                        49,582               617
                                                                     -------------     -------------
     Total liabilities                                                     141,340             1,442

Shareholders' equity:
   Common stock, $0.004 par value, 16,293,760 and 10,610,537
     shares issued and outstanding in 2000 and 1999, respectively               65                42
   Additional paid-in capital                                               39,601            15,571
   Accumulated deficit                                                     (33,361)          (12,667)
   Foreign currency translation                                                (39)               --
                                                                     -------------     -------------
     Total shareholders' equity                                              6,266             2,946
                                                                     -------------     -------------
     Total liabilities and shareholders' equity                      $     147,606     $       4,388
                                                                     =============     =============

         The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                  Three Months Ended                   Nine Months Ended
                                                  ------------------                   -----------------
                                               April 1,         March 31,        April 1,         March 31,
                                                 2000             1999             2000             1999
                                             ------------     ------------     ------------     ------------
Revenue                                      $    138,900     $        483     $    331,532     $        755
Cost of services                                  111,441              355          266,277              602
                                             ------------     ------------     ------------     ------------
    Gross profit                                   27,459              128           65,255              153

Selling, general and administrative
expenses                                           33,882              899           83,249            2,219
                                             ------------     ------------     ------------     ------------
Loss from operations                               (6,423)            (771)         (17,994)          (2,066)

Other income(expense)
     Interest expense                              (1,511)             (29)          (3,263)             (35)
     Other income                                      63                0              517                0
     Interest income                                   24                3               46               44
                                             ------------     ------------     ------------     ------------
Net loss                                     $     (7,847)    $       (797)    $    (20,694)    $     (2,057)
                                             ============     ============     ============     ============

Basic and diluted net loss per share         $      (0.50)    $      (0.11)    $      (1.57)    $      (0.36)
                                             ------------     ------------     ------------     ------------
Basic and diluted weighted average number
of common shares
outstanding                                    15,656,080        7,214,350       13,166,497        5,721,014
                                             ============     ============     ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                    (Amounts in thousands, except share data)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                               April 1, 2000     March 31, 1999
                                                                               -------------     --------------
OPERATING ACTIVITIES
     Net Loss                                                                   $    (20,694)     $     (2,057)
     Adjustments to reconcile net loss to net cash flows used for operating activities-
             Depreciation and amortization                                             5,745               313
             Equity instruments issued in lieu of services received                      199                --
             (Gain)/Loss on retirement of equipment                                      (42)               --
     Change in operating assets and liabilities:
               Accounts receivable                                                    (6,338)               50
               Other current assets                                                    2,776              (121)
               Other assets                                                           (1,834)             (278)
               Accounts payable                                                       14,760               364
               Accrued liabilities and deferred revenue                              (10,097)               39
                                                                                ------------      ------------
                  Cash used by operating activities                                  (15,525)           (1,690)
                                                                                ------------      ------------
INVESTING ACTIVITIES
     Proceeds from sale of
     equipment                                                                           280                --
     Purchases of property and equipment                                              (2,463)             (159)
     Acquisition of business, net of cash received                                   (55,570)             (810)
     Redemption of short-term investments                                                 --             1,700
     Other, net                                                                          (39)             (324)
                                                                                ------------      ------------
           Cash provided by (used in) investing activities                           (57,792)              407
                                                                                ------------      ------------
FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                                     (3,771)              (49)
     Proceeds from notes payable and long-term debt                                   58,266             1,350
     Proceeds from stock subscription                                                    250                --
     Proceeds from sale of common stock                                               21,444               240
                                                                                ------------      ------------
           Cash provided by financing activities                                      76,189             1,541
                                                                                ------------      ------------
Effect of currency exchange rate changes on cash                                         (39)               --
                                                                                ------------      ------------
Net increase in cash and cash equivalents                                              2,833               258
Cash and cash equivalents, beginning of period                                           252               154
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $      3,085      $        412
                                                                                ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                     $        226      $         35
                                                                                ------------      ------------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
     Issuance of common stock through the conversion of debt                    $        616      $         --
     Value of warrants issued in lieu of services performed                               45                --
     Property and equipment returned to inventory                                        257               406
                                                                                ------------      ------------
     Assets acquired in connection with the
       acquisition of JEL Trucking, Inc. were as follows:
             Allocation of cost based on fair value of assets acquired:
                   Current assets                                               $         --      $        284
                   Property and equipment                                                 --               114
                   Intangible assets                                                      --             1,472
                   Accounts payable                                                       --               (90)
                                                                                ------------      ------------
                                                                                          --             1,780
             Less fair market value of common stock issued                                --               970
                                                                                ------------      ------------
             Net cash paid for acquisition                                      $         --      $        810
                                                                                ------------      ------------


         The accompanying notes are an integral part of the consolidated financial statements.

                       UNITED SHIPPING & TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


      The consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 1, 2000, and the results of its operations for the three and nine months ended April 1, 2000 and March 31, 1999, and its cash flows for the nine months ended April 1, 2000 and March 31, 1999 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 1999, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

1.    Basis of Presentation:

      Principles of Consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

      Change in Fiscal Year - On November 10, 1999, the Company approved a change in its fiscal year from a June 30th year-end to a 52-53 week fiscal year ending on the Saturday closest to June 30th, beginning in fiscal year 2000. Each quarter will consist of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. For fiscal 2000, the quarter end dates are October 2, 1999, January 1, 2000, April 1, 2000 and July 1, 2000.

2.    Revenue Recognition:

      The Company has historically generated revenue from: the same-day delivery operations conducted through the Company's Advanced Courier Services, Inc. subsidiary, and to a lesser extent, the per-package shipping revenue generated from ongoing shipping volume at its intelligent shipping kiosks (ISKs), and the sale of ISKs and custom built intelligent kiosks. Revenues for the nine months ended April 1, 2000 are derived primarily from the same-day delivery business of the Company's subsidiary, UST Delivery Services, Inc. ("Delivery Services"), since the August 28, 1999 acquisition date. Revenue from the same-day delivery services is recognized when services are rendered to customers. Package shipping revenue is recognized when the package is shipped.

3.    Net Loss Per Share:

      Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive loss per share for the Company is the same as basic loss per share because the effect of options and warrants is anti-dilutive. Total options and warrants outstanding as of April 1, 2000 and March 31, 1999 were 5,095,835 and 5,088,453, respectively.

4.    Comprehensive Loss:

      Comprehensive loss was $(7,886), $(797), $(20,655) and $(2,057) for the three months ended April 1, 2000, the three months ended March 31, 1999, the nine months ended April 1, 2000 and the nine months ended March 31, 1999, respectively. The difference between net loss and total comprehensive loss, if any, related to foreign currency translation adjustments.

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

6.    Acquisitions:

      On September 24, 1999 (with an effective date of August 28, 1999), the Company acquired from CEX Holdings, Inc. ("CEX") all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. ("CEDS"), a provider of same day delivery solutions. The purchase price was approximately $62,500, subject to adjustment as defined in the merger agreement. The purchase price is expected to be finalized by the end of the fiscal year. The purchase price consisted of $43,000 in cash provided by institutional debt financing from General Electric Capital Corporation ("GE") and Bayview Capital Partners, LP ("Bayview"), and the remainder in a combination of short and long-term notes issued to CEX (see Note 7). The acquisition has been accounted for under the purchase method of accounting. The excess purchase price over the estimated fair value of the net tangible assets acquired has been allocated to goodwill and is being amortized on a straight-line basis over 15 years.

      The purchase price allocation is preliminary, as the purchase price has not been finalized with CEX and the Company has not had sufficient amount of time to finalize the valuation of certain assets and liabilities acquired or evaluate the effects of deferred taxes. The Company expects to make adjustments to the allocation of the purchase price by the end of this fiscal year.

      In connection with the August 28, 1999 acquisition of CEDS, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $2,430 in anticipated costs relating to such items was included in the acquisition cost allocation. This plan has not been completely finalized, and adjustments to the acquisition cost allocation may be made prior to the plan's anticipated completion, which is one year. As of April 1, 2000 approximately $1,009 in costs (primarily related to severance payments) were charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the period.

      In connection with the acquisition of CEDS, the Company incurred or may incur fees for merger and acquisition related services totaling up to $5,000. These fees consist of $3,800 upon the closing of the transaction and possible contingent payments of up to $1,200. The contingent payments are due in annual increments of $600 in fiscal years 2001 and 2002, upon the Company achieving various revenue targets. The Company has paid the $3,800 of fees that were due upon the closing. Given the nature of the contingent portion of the agreement, the Company will recognize the expense associated with the contingent payments if and at the time the revenues targets are achieved. If the revenue targets are not achieved, the Company is not liable for the contingent portion of the agreement.

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

                                                      Nine months ended
                                                      -----------------
                                               April 1, 2000     March 31, 1999
                                             ---------------   ----------------
         Revenue                                  $  418,126         $  463,782

         Loss from operations                        (25,256)           (19,165)

         Net loss                                    (22,430)           (23,383)

         Basic and diluted loss per share              (1.70)             (4.09)

         Basic and diluted weighted average
           common shares outstanding               13,166,497         5,721,014

7.    Long-term Debt and Capital Leases:

      Long-term debt and capital leases consisted of the following:

                                                 April 1, 2000    June 30, 1999
                                                --------------    -------------
GE Revolving Note                                $      35,741               --

Bayview Senior Subordinated Note and
Warrant                                                  3,491               --

Long-term Subordinated Note to CEX                       6,519               --

Short-term Subordinated Note to CEX                      4,404               --

Convertible Subordinated Note to CEX                     3,600               --

9% Convertible Subordinated Note to J. Iver
& Company                                                1,690               --

Various Other Notes and Leases                             382              657
                                                 -------------    -------------
                                                        55,827              657

Less current maturities                                  6,245               40
                                                 -------------    -------------
Total                                            $      49,582    $         617
                                                 =============    =============

      Borrowings under the GE Revolving Note are limited to the lesser of $55,000 or an amount based on a defined portion of receivables less the amount outstanding on the $5,000 Swing Line Note issued to GE. Interest is payable monthly at a rate of Prime plus 0.6% (9.6% at April 1, 2000). The Company may elect the rate of LIBOR plus 3% at its discretion from time to time. All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

      The Bayview Senior Subordinated Note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the GE Revolving Note. The initial carrying value of the Senior Subordinated Note was reduced by $1,708 for the estimated fair value of the common stock warrant issued to Bayview, recorded as Additional Paid in Capital on the financial statements. The unamortized discount aggregated $1,509 at April 1, 2000. The discount is amortized over the life of the note. The warrant has an exercise price of $3.3125 per share and entitles Bayview to acquire, in whole or in part, 1,366,200 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement. The Company is required to redeem the warrants or repurchase the stock issued upon exercise at the request of the holder or upon the happening of certain events, such as default, the sale of 50% of the Company's stock or assets, or after the fifth anniversary of the date of the warrant. The purchase price for the common stock upon exercise of the warrant is at the market value (as defined in the warrant purchase agreement) of the Company's common stock. The future carrying value of the warrant will be adjusted periodically to its then estimated redemption value.

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

      As a result of the acquisition of CEDS, the Company was also liable on a 6% Convertible Subordinated Note to J. Iver & Company which was due January 31, 2000. In March 2000, the Company made a principle payment in the amount of $500 plus accrued interest and in April 2000 restructured the terms of the original agreement into a 9% Convertible Subordinated Note in the amount of $1,690. Under the new agreement the Company is required to pay principle and interest in an amount equal to $200 (or such lesser amount if less than $200 of unpaid principal and accrued interest is outstanding) commencing May 1, 2000 and continuing until all principal and interest is paid or otherwise provided for. In connection with the new agreement the Company also issued a warrant to purchase

15,000 shares of common stock at an exercise price of $12.925 per share. The Company will determine the fair value associated with this warrant and record it as a discount against the carrying value of the Note in the fourth quarter.

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

8.    Commitments and Contingencies:

      The Company leases equipment, vehicles and buildings under various non-cancelable operating and capital lease agreements with terms generally ranging from three to ten years. Future minimum lease commitments under non-cancelable leases at April 1, 2000 range from $50 to $60. The Company has not completed the valuation of these commitments and expects to complete the valuation by the end of this fiscal year.

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

9.    Equity:

      The Company continues its efforts to reduce debt and raise additional cash for acquisitions and working capital needs. In February 2000 an accredited investor purchased 666,667 shares of the Company's common stock at a purchase price of $7.50 per share, for a total purchase price of $5,000. On April 25, 2000, the Company issued to an accredited investor, J. Iver & Company (the "Holder") a 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690 (the "New Note"), together with a warrant to purchase up to 15,000 shares of common stock at a price of $12.925 per share (the "Warrant") in exchange for a previously-issued promissory note, payable to the Holder by the Company's UST Delivery Systems, Inc. subsidiary, in the original principal amount of $2,190 (the "Old Note"), which Old Note was retired. The New
Note is payable in equal consecutive monthly installments of $200, beginning May 1, 2000, and continuing until all principal and interest are paid in full. Under the New Note, the Holder has the option of converting all or a portion of the outstanding principal and accrued interest thereon into common stock of the Company. The number of shares receivable by the Holder upon each conversion is equal to the outstanding principal and accrued interest being converted divided by the average closing sale price of the Company's common stock for the 20 trading days preceding the date of the Notice to Set Conversion Price delivered by the Holder to the Company from time to time. For example, if the holder delivered its Notice to Set Conversion Price on May 11, 2000, the Holder upon conversion would have the right to receive approximately 136,542 shares of common stock at a purchase price of $10.9124 per share. Under the New Note, the Holder also has anti-dilution protection and registration rights with respect to the shares receivable upon conversion. In the event the registrable shares are not registered in the time frames set forth in the New Note, the outstanding principal balance on the Note is subject to increase as set forth therein.

      On May 11, 2000, the Company issued a non-qualified option outside of the Company's 1995 Stock Option Plan to an employee for the purchase of 75,000 shares of common stock at a purchase price of $4.95 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

      IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB AND ELSEWHERE WHICH ARE FORWARD LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTENT," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

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

      IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDED, AMONG OTHER THINGS, (1) THE ABILITY OF THE COMPANY TO SUCCESSFULLY AND PROFITABLY OPERATE ITS RECENTLY ACQUIRED SAME DAY DELIVERY BUSINESS, CORPORATE EXPRESS DELIVERY SYSTEMS, INC. ("CEDS"), AND TO INTEGRATE ITS OPERATIONS WITH THE COMPANY'S EXISTING OPERATIONS; (2) THE ABILITY OF THE COMPANY TO MEET DEBT SERVICE OBLIGATIONS AND COMPLY WITH DEBT COVENANTS WITH RESPECT TO THE DEBT INCURRED IN CONNECTION WITH THE FINANCING FOR THE ACQUISITION OF CEDS; (3) THE ABILITY OF THE COMPANY TO DEVELOP AN E-COMMERCE FULFILLMENT BUSINESS AND INTEGRATE THIS WITH ITS SAME-DAY DELIVERY OPERATIONS; (4) THE ABILITY OF THE COMPANY TO MANAGE UNCERTAINTIES SURROUNDING TECHNOLOGICAL CHANGES IN THE SAME-DAY DELIVERY AND TRANSPORTATION INDUSTRIES, AND THE COMPANY'S DEPENDENCE UPON COMPUTER AND COMMUNICATIONS SYSTEMS AND THIRD PARTIES WHO MANUFACTURE, MAINTAIN AND MARKET THE SAME, (5) THE ABILITY OF THE COMPANY TO DEVELOP AND IMPLEMENT A NATIONAL BRAND IDENTITY STRATEGY FOR ITS PRODUCTS AND SERVICES; (6) THE ABILITY OF THE COMPANY TO ACCESS PUBLIC AND PRIVATE EQUITY MARKETS; AND (7) THE ABILITY OF THE COMPANY TO STEM OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

OVERVIEW-RECENT SIGNIFICANT ACQUISITION

      On September 24, 1999, the Company acquired the same-day delivery operations of Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc.("CEX") by a merger of CEDS with its wholly owned subsidiary, United Shipping & Technology Acquisition Corp. The purchase price was approximately $62,500, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43,000 in cash provided by institutional debt financing from General Electric Capital Corporation ("GE") and Bayview Capital Partners, LP ("Bayview") and the remainder in a combination of short and long-term notes issued to CEX. CEDS was the surviving corporation in the merger. CEDS changed its name to its current name, which is UST Delivery Systems, Inc. ("Delivery Systems"), but still conducts its business under the name Corporate Express Delivery Systems. Delivery Systems is incorporated in Delaware.

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

      In late 1997, as a result of lower than anticipated revenues from the ISKs placed in retail locations, the Company began an extensive evaluation of its strategies and results from its placement sites. Ultimately, in 1998, the Company concluded that its historical ISK placement strategy was not profitable. In the course of reviewing alternative directions for its business, the Company determined that the same-day delivery business presented an opportunity to employ its advanced technology in a large but fragmented market and obtain an independent revenue stream in a growing industry. The Company also felt that the same-day delivery industry could benefit from a variety of emerging economic and technological trends, such as movement toward outsourcing of corporate services, the explosive growth of e-commerce, the increasing use of the Internet and the availability of sophisticated communications technology. Based on this determination, the Company adopted a revised business strategy with the goal of becoming the national leader in same-day delivery and related services through a series of acquisitions of same-day delivery businesses. The Company's goal was to develop a national network of delivery services and to combine it with sophisticated communications technology and a same-day delivery nationally recognized brand identity. The Company felt that this combination would allow customers to participate in Internet-based business, or e-commerce, and to offer an array of integrated distribution and logistics services to corporate clients and companies engaged in e-commerce.

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

      In order to increase the strength of its market leadership in the same-day delivery business and obtain the maximum economies of scale from its consolidation efforts, the Company has made a determination that it must continue to invest in upgrading and developing computer and communications technology. The Company currently employs in most of its fleet, sophisticated communications and dispatch systems. In addition, the Company has been testing in its larger on-demand delivery operations of a satellite-driven, computerized, on-demand routing system that utilizes Global Positioning System technology and mobile data terminals to continuously track the location of every vehicle and package in real time. The Company's ultimate goal is to expand the capabilities of its communications systems to further improve its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for customized e-commerce delivery solutions. The Company also continues to explore the opportunity of utilizing its kiosk technology to provide more robust and comprehensive capabilities that can be ultimately integrated with its same-day delivery operations.

      In March 1999, the Company introduced an Internet-based shipping service called i-courier(TM). This service offers secure, trackable electronic document transfer and storage for small or large files. The Company intends to expand this service to include links to its dispatch system for on-line ordering and package tracking. The Company also intends to expand the capabilities of i-courier(TM) and to pursue other e-commerce opportunities.

RESULTS OF OPERATIONS:

Comparison of Three Months Periods Ended April 1, 2000 and March 31, 1999

      Revenue for the quarter ended April 1, 2000, increased $138,417 to $138,900 from $483 for the quarter ended March 31, 1999. The large increase is primarily due to the acquisition of CEDS.

      Cost of service expense increased $111,086 to $111,441 from $355 for the quarter ended March 31, 1999. The large increase is primarily due to the CEDS acquisition.

      Selling, general and administrative expenses for the quarter ended April 1, 2000, increased $32,983 to $33,882 from $899 for the quarter ended March 31, 1999. The large increase is primarily due to the CEDS acquisition.

      Interest expense increased to $1,511 for the quarter ended April 1, 2000 compared to $29 for the quarter ended March 31, 1999. The increase is primarily due to the increase in debt associated with the CEDS acquisition. Interest and other income increased by $84 for the quarter ended April 1, 2000. The large increase is primarily due to the CEDS acquisition.

      Net loss for the quarter ended April 1, 2000, increased $7,050 to $7,847 from $797 for the quarter ended March 31, 1999. The large increase is primarily due to the CEDS acquisition. The Company expects to incur additional losses while it integrates the acquisition of CEDS into its current business strategy.

Comparison of Nine Month Periods Ended April 1, 2000 and March 31, 1999

      Revenue for the nine months ended April 1, 2000 increased $330,777 to $331,532 from $755 for the nine months ended March 31, 1999. The large increase is primarily due to the acquisition of CEDS.

      Cost of service expense increased $265,675 to $266,277 from $602 for the nine months ended March 31, 1999. The large increase is primarily due to the acquisition of CEDS.

      Selling, general and administrative expenses for the nine months ended April 1, 2000, increased $81,030 to $83,249 from $2,219 for the nine months ended March 31, 1999. The large increase is primarily due to the acquisition of CEDS.

      Interest expense increased to $3,263 for the nine months ended April 1, 2000 compared to $35 for the nine months ended March 31, 1999. The increase is primarily due to the increase in debt associated with the CEDS acquisition. Interest and other income increased by $519 for the nine months ended March 31, 2000. The large increase is primarily due to the CEDS acquisition.

      Net loss for the nine months ended April 1, 2000, increased $18,637 to $20,694 from $2,057 for the nine months ended March 31, 1999. The large increase is primarily due to the CEDS acquisition. The Company expects to incur additional losses while it integrates the acquisition of CEDS into its current business strategy.

LIQUIDITY AND CAPITAL RESOURCES:

      Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. Throughout fiscal 1999 and continuing through the third quarter of fiscal 2000, the Company has financed the implementation of its revised business strategy through various private placements of debt and equity, including but not limited to sales of common stock, sales of preferred stock (subsequently converted into common stock), issuances of debt (some of which was subsequently converted into common stock), warrant exercises and the sale of warrants. From July 1999 through May 9, 2000, the Company raised over $22,222 in connection with these transactions, and issued an aggregate of 5,588,192 shares of common stock (taking into account conversions of preferred stock and debt) at prices ranging from $0.60 to $7.50 per share, and warrants to purchase an aggregate of 1,774,711 shares of common stock at exercise prices ranging from $0.60 to $12.50 per share for periods ranging from one to five years.

      The Company continues its efforts to reduce debt and raise additional cash for acquisitions and working capital needs. In February 2000 an accredited investor purchased 666,667 shares of the Company's common stock at a purchase price of $7.50 per share, for a total purchase price of $5,000. On April 25, 2000, the Company issued to an accredited investor, J. Iver & Company (the "Holder") a 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690 (the "New Note"), together with a warrant to purchase up to 15,000 shares of common stock at a price of $12.925 per share (the "Warrant") in exchange for a previously-issued promissory note, payable to the Holder by the Company's UST Delivery Systems, Inc. subsidiary, in the original principal amount of $2,190 (the "Old Note"), which Old Note was retired. The New
Note is payable in equal consecutive monthly installments of $200, beginning May 1, 2000, and continuing until all principal and interest are paid in full. Under the New Note, the Holder has the option of converting all or a portion of the outstanding principal and accrued interest thereon into common stock of the Company. The number of shares receivable by the Holder upon each conversion is equal to the outstanding principal and accrued interest being converted divided by the average closing sale price of the Company's common stock for the 20 trading days preceding the date of the Notice to Set Conversion Price delivered by the Holder to the Company from time to time. For example, if the holder delivered its Notice to Set Conversion Price on May 11, 2000, the Holder upon conversion would have the right to receive approximately 136,542 shares of common stock at a purchase price of $10.912 per share. Under the New Note, the Holder also has anti-dilution protection and registration rights with respect to the shares receivable upon conversion. In the event the registrable shares are not registered in the time frames set forth in the New Note, the outstanding principal balance on the Note is subject to increase as set forth therein.

      On May 11, 2000, the Company issued a non-qualified option outside of the Company's 1995 Stock Option Plan to an employee for the purchase of 75,000 shares of common stock at a purchase price of $4.95 per share.

      The Company financed its acquisition of CEDS through a combination of institutional debt financing and the notes to CEX. The Company entered into a Revolving Note agreement, which allows the Company to borrow from GE, in the aggregate under the Revolving Note, $55,000. The note agreement required, among other things, that there be unused availability of at least $14,000 at the time of acquisition. As of April 1, 2000, the loan had an outstanding balance of $35,741, and the unused portion was $19,259. The proceeds from this loan were used to fund a portion of the acquisition purchase price and are being used to fund the Company's present and future working capital needs.

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

      There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any additional equity or debt funding will be available or at terms acceptable to the Company in the future to continue operating in its current form. The Company's loss for the fiscal year ended June 30, 1999 was $2,894. The Company's loss for the nine months ended April 1, 2000 was $20,694. The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company, and in pursuing other aspects of its revised business strategy. The Company will continue to require substantial additional debt or equity funding to continue to implement its revised business strategy, which may include additional future acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. While the Company is not now in a position to determine the price at which its securities may be issued in any subsequent equity or debt financing, it is likely that additional equity or debt financing will be highly dilutive to existing shareholders.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      During February 2000, the parties in the Addvensky class action litigation, as reported in the Company's Form 10-QSB for the quarter ended October 2, 1999, met to continue mediation and reached a tentative agreement to settle all claims. On May 4, 2000, the Court issued preliminary approval of the settlement agreement, which provides for a total settlement fund of $9,750, inclusive of plaintiffs' attorneys' fees of $3,250. After attorneys' fees are paid, the remaining settlement fund will be payable to any class members who return claim forms. The amounts paid to each claimant will be based on a formula, which remains to be approved by the Court. After the claims period expires and all claims are paid, any amounts remaining in the settlement fund will be paid into a trust fund for health benefits for the Company's employees. Payment of the plaintiffs' attorneys' fees, costs, and administrative costs are expected to commence within the next three months, upon final approval of the settlement, with payments to the claimants and trust fund expected to conclude within the following three to six months.

      The Company is subject to various other legal proceeding and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operation or consolidated financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In January, 2000, the Company sold to an accredited investor 666,667 shares of common stock at a purchase price of $7.50 per share.

      On April 25, 2000, the Company issued to an accredited investor, J. Iver & Company (the "Holder") a 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690 (the "New Note"), together with a warrant to purchase up to 15,000 shares of common stock at a price of $12.925 per share (the "Warrant") in exchange for a previously-issued promissory note, payable to the Holder by the Company's UST Delivery Systems, Inc. subsidiary, in the original principal amount of $2,190 (the "Old Note"), which Old Note was retired. The New Note is payable in equal consecutive monthly installments of $200, beginning May 1, 2000, and continuing until all principal and interest are paid in full. Under the New Note, the Holder has the option of converting all or a portion of the outstanding principal and accrued interest thereon into common stock of the Company. The number of shares receivable by the Holder upon each conversion is equal to the outstanding principal and accrued interest being converted divided by the average closing sale price of the Company's common stock for the 20 trading days preceding the date of the Notice to Set Conversion Price delivered by the Holder to the Company from time to time. For exapmle, if the holder delivered its Notice to Set Conversion Price on May 11, 2000, the Holder upon conversion would have the right to receive approximately 136,542 shares of common stock at a purchase price of $10.9124 per share. Under the New Note, the Holder also has anti-dilution protection and registration rights with respect to the shares receivable upon conversion. In the event the registrable shares are not registered in the time frames set forth in the New Note, the outstanding principal balance on the Note is subject to increase as set forth therein.

      On May 11, 2000, the Company issued a non-qualified option outside of the Company's 1995 Stock Option Plan to an employee, for the purchase of 75,000 shares of common stock at a purchase price of $4.95 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      Not Applicable.

ITEM 5. OTHER INFORMATION

         On May 15, 2000, the Company signed a definitive agreement with TH Lee.Putnam Internet Partners, L.P. and TH Lee.Putnam Internet Parallel Partners, L.P. (collectively, "TH Lee") whereby TH Lee has agreed to purchase 2,806,796 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $9.00 per share for a total purchase price of approximately $25.2 million. The Series B Preferred is convertible into 2,806,796 shares of the Company's common stock, representing approximately 13% of the Company's common stock outstanding on a fully diluted basis.

         In addition, the Company agreed to issue TH Lee a warrant (the "Preferred Warrant") to purchase that number of additional shares of Series B Preferred equal to $30 million divided by the 45-day average closing sales price of the Company's common stock (the "Market Price") immediately prior to the date of exercise. The Preferred Warrant has a term of 18 months and is exercisable at the Market Price immediately prior to the date of exercise. TH Lee will also receive a warrant to purchase an additional 452,901 shares of Series B Preferred (the "Additional Warrant"). The Additional Warrant has a term of 18 months and an exercise price of $9.00 a share. Exercise of the Preferred Warrant and the Additional Warrant is conditioned upon (i) approval of the Company's stockholders of the issuance of the common stock and Series B Preferred upon the exercise of the Warrants and (ii) expiration or termination of the Hart-Scott-Rodino Act waiting period applicable to TH Lee's acquisition of the Series B Preferred Stock issuable upon exercise of the Preferred Warrant and the Additional Warrant. TH Lee will also receive a warrant to purchase up to 425,000 shares of the Company's common stock (the "Common Warrant"). The Common Warrant will have a term of 4 years and will become exercisable as options granted under the Company's 2000 Stock Option Plan (the "2000 Plan Options") are exercised. The exercise price of the Common Warrant will equal the lowest exercise price of the initially approved 2000 Plan Options, subject to decrease in exercise price and accelerated vesting in the event of the Company's making certain write-offs for fiscal 2000. The exercise price of the Common Warrant is conditioned upon expiration or termination of the Hart-Scott-Rodino Act waiting period applicable to TH Lee's acquisition of the common stock upon exercise. Consummation of the TH Lee investment is subject to customary conditions and is expected to occur by the end of May 2000, although there can be no guarantee the investment will close.

         The Series B Preferred will vote on all matters submitted to the shareholders on an as-converted basis. In addition, so long as TH Lee owns 5% of the Company's equity securities on an as-converted basis, the Series B Preferred will have the right to vote separately as a class for the election of one member of the Company's Board of Directors. So long as 20% of the Series B Preferred remains outstanding, the affirmative vote of holders of two-thirds of the Series B Preferred will be required for the Company to (i) change the rights, increase the authorized number of, or authorize the issuance of additional shares of the Series B Preferred, (ii) change the Company's articles or bylaws, (iii) declare or pay dividends or distributions on, or repurchase or redeem, the Company's securities, (iv) merge or consolidate with, or transfer assets out of the ordinary course of business to, any Person, (v) liquidate, dissolve or reorganize, or (vi) permit a Lien on all or substantially all of the Company's property in excess of $5 million, other than in connection with refinancing the Company's existing debt. The Series B Preferred will receive dividends on an as-converted basis, and has a liquidation preference of $9.00 per share.

         The Company will be required to redeem the outstanding Series B Preferred six years after the date of issuance at a price equal to the Liquidation Value of each share ($9.00) plus all accrued and unpaid dividends. The Company will also be required to redeem the outstanding Series B Preferred upon a Change of Control of the Company.

         In addition, the Company has agreed that if the Company's audited results for its fiscal year ended June 30, 2000 reflect (i) accounts receivable write-offs in excess of $3.0 million or (ii) goodwill write-offs in excess of $2 million, the exercise price of the Common Warrants will be reduced by the amount of such excess and, if the excess exceeds the aggregate exercise of the Common Warrant, the Company will pay the additional amount to TH Lee in cash or shares of Common Stock.

         The Company will use the proceeds of the sale of the Series B Preferred primarily to meet certain of its net obligations under the Credit Agreement dated September 24, 1999 between General Electric Capital Corporation ("GE"), the Company's UST Delivery Systems, Inc. subsidiary ("CEDS") and others (the "Credit Agreement"). The Credit Agreement was entered into in connection with GE's financing of the Company's purchase of CEDS' same-day delivery business in September 1999. The remainder of the proceeds will be used to settle outstanding litigation and workers compensation claims and for working capital.

         On May 15, 2000, the Company entered into agreements with GE, whereby GE agreed to waive the Company's inability to comply with certain covenants contained in the Credit Agreement and other matters in return for certain commitments by the Company and the amendment of portions of the Credit Agreement.

         Historically, CEDS has billed for services provided by independent contractors on a weekly basis but has accrued revenue for such services on the day that delivery services are provided. The Company agreed with GE in the Credit Agreement to discontinue such practices for purposes of calculating the availability of its working capital credit facility. The May 15 agreement with GE provides that after May 22, 2000, such unbilled accounts receivable will no longer be eligible accounts for purposes of the working capital credit facility. This adjustment will result in a temporary reduction of the availability of the credit facility by approximately $11 million until such account receivables are billed.

         GE's May 15 agreement is conditioned upon the Company using its best efforts to raise at least $15 million of new equity by May 16, 2000 and to use $15 million and one-half of any additional amounts raised to reduce the Company's outstanding borrowings under the Credit Agreement. Accordingly the Company will apply approximately $20 million of the net proceeds of the TH Lee investment to repay borrowings under the Credit Agreement. These repayments will not reduce the aggregate credit availability under the Credit Agreement, however. Following consummation of the TH Lee investment, the Company estimates it will increase its availability under the Credit Agreement by approximately $17.5 million.

         In addition, GE and the Company amended the Credit Agreement in certain respects in return for GE's agreement to waive the Company's inability as of March 31, 2000, to meet targets for earnings before interest, taxes, depreciation and amortization ("EBITDA") and for fixed charge coverage ratios. In return for these waivers, the Company agreed to amend the Credit Agreement to provide that it will implement its accounts receivable computer systems by July 7, 2000 (the Credit Agreement originally required that this be done by January 31, 2000) and to provide revised EBITDA targets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a.    Exhibits required by Item 601 of Regulation S-B:

            Exhibit 10.1 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in a private placement of the Company's common stock in January 2000.

            Exhibit 10.2 Form of Option issued to employee on May 11, 2000.

            Exhibit 10.3 Restructuring Agreement dated January 31, 2000 between the Company, UST Delivery Systems, Inc. and J. Iver & Company.

            Exhibit 10.4 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690,000 issued by the Company to J. Iver & Company dated April 25, 2000.

            Exhibit 10.5 Warrant to purchase up to 15,000 shares of common stock at a price of $12.925 per share issued by the Company to J. Iver & Company dated April 25, 2000.

            Exhibit 27 Financial Data Schedule.

      b.    Reports on Form 8-K

            The registrant filed no Current Reports on Form 8-K for the quarter ended April 1, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on May 16, 2000.


                                       UNITED SHIPPING & TECHNOLOGY, INC.




                                       By /s/ Peter C. Lytle
                                         -------------------------------------
                                         Peter C. Lytle
                                         President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION

Exhibit 10.1 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in a private placement of the Company's common stock in January 2000.

Exhibit 10.2      Form of Option issued to employee on May 11, 2000.

Exhibit 10.3 Restructuring Agreement dated January 31, 2000 between the Company, UST Delivery Systems, Inc. and J. Iver & Company.

Exhibit 10.4 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690,000 issued by the Company to J. Iver & Company dated April 25, 2000.

Exhibit 10.5 Warrant to purchase up to 15,000 shares of common stock at a price of $12.925 per share issued by the Company to J. Iver & Company dated April 25, 2000.

Exhibit 27        Financial Data Schedule.