Form 10KSB
period 2000-07-01
UNITED SHIPPING & TECHNOLOGY INC
filed 2000-09-29
CIK 1002902

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 1, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28452

                       UNITED SHIPPING & TECHNOLOGY, INC.

                 (Name of Small Business Issuer in Its Charter)


                       UTAH
          (State or Other Jurisdiction of                 87-0355929
          Incorporation or Organization)    (I.R.S. Employer Identification No.)

                        9850 51ST AVENUE NORTH, SUITE 110
                          MINNEAPOLIS, MINNESOTA 55442
           (Address of principal executive offices including Zip Code)


         Issuer's Telephone Number, Including Area Code: (952) 941-4080

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.004 per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10--KSB or any amendment to this Form 10--KSB. [ ]

State issuer's revenues for its most recent fiscal year. $471,200,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $60,053,064 as of September 15, 2000.

As of September 15, 2000, there were 16,622,029 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART I. ...................................................................... 1

      ITEM 1.  DESCRIPTION OF BUSINESS........................................ 1
      ITEM 2.  DESCRIPTION OF PROPERTY....................................... 12
      ITEM 3.  LEGAL PROCEEDINGS............................................. 13
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS....................................................... 14

PART II. .................................................................... 16

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS....................................................... 16
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.......................... 21
      ITEM 7.  FINANCIAL STATEMENTS.......................................... 23
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE........................ 24

PART III. ................................................................... 24

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
               THE EXCHANGE ACT.............................................. 24
      ITEM 10. EXECUTIVE COMPENSATION........................................ 28
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................ 32
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 35
      ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8K......................... 36

      SIGNATURES............................................................. 37
      POWER OF ATTORNEY...................................................... 37
      EXHIBIT INDEX.......................................................... 38

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, United Shipping & Technology, Inc. (the "Company") notes that certain statements in this Form 10-KSB and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected.

         Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the ability of the Company to successfully and profitably operate its newly-acquired same-day delivery business and to integrate the operations of Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Inc. ("Velocity Express") into the Company's existing operations; (2) the ability of the Company to remain current on the payments of debt incurred to complete the acquisition of Velocity Express; (3) the ability of the Company to stem operating losses and position the Company to achieve positive cash flow; (4) the ability of the Company to develop an e-commerce fulfillment business and integrate this with its same-day delivery operations;
(5) the uncertainties surrounding technological changes in the same-day delivery and transportation industries, and the Company's dependence upon computer and communications systems and third parties who manufacture, maintain and market the same; and (6) the ability of the Company to access public and private equity markets.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-KSB is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices. Readers are further directed to the matters set forth under the caption "Cautionary Statements" in Exhibit 99.1 filed herewith.

OVERVIEW - RECENT SIGNIFICANT ACQUISITION

         On September 24, 1999, as effective August 24, 1999, the Company acquired the same-day delivery operations of Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc. ("CEX") by a merger of CEDS with the Company's wholly-owned subsidiary, United Shipping & Technology Acquisition Corp. The purchase price was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43.0 million in cash provided by an institutional debt financier and an investment firm, and $19.5 million in a combination of short-term and long-term notes issued to CEX. The Company, as a result of the acquisition, received approximately $86.6 million of CEDS' assets and assumed approximately $115.3 million of CEDS' liabilities, which resulted in the Company recognizing approximately $91.2 million in goodwill. CEDS was the surviving corporation in the merger. CEDS changed its name to UST Delivery Systems, Inc., and subsequently changed its name to Velocity Express, Inc. ("Velocity Express"). Velocity Express is incorporated in Delaware.

         With the acquisition of Velocity Express, the Company has become the leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution. The Company provides an array of delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services. The Company's network (not including its agent locations) consists of approximately 210 locations in 86 of the top 100 metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 8,000 vehicles, including 3,730 company-leased and owned vehicles and 4,270 vehicles utilized by independent contractors. The Company currently has approximately 7,073 employees and it engages approximately 4,385 independent contractors. The Company also has over 1,500 agents throughout the world.

         The purchase of Velocity Express was a major step for the Company in meeting its goal of becoming the premier same-day delivery and distribution/logistics service in the United States. With the acquisition of Velocity Express, the Company now provides the following products and services to individual consumers and businesses:

         * same-day ground and air transportation services throughout the United States and internationally;

         *        distribution, logistics and supply chain management services;
                  and

         * the ability to fulfill customers' transportation needs by transferring most types of products or goods in many different forms and time scenarios.

         The Company now derives its revenues primarily from its same-day ground and air delivery operations. The Company's revenues for the fiscal year ended July 1, 2000 were approximately $471 million. Velocity Express' results of operations have been included in the Company's financial statements since its acquisition by the Company effective August 24, 1999.

HISTORICAL BUSINESS AND EVOLUTION OF THE COMPANY'S BUSINESS STRATEGY

         In 1991, the Company began the development and marketing of self-service automated shipping systems designed to be installed at the shipping hubs of major package carriers such as United Parcel Service, Inc. The Company's kiosks had a limited test experience with UPS(R), but to date no significant sales of hub-automation kiosks have been made to UPS(R) or any other carrier. Later, the Company began to manufacture and operate self-service intelligent shipping kiosks ("ISKs") in retail locations.

         In late 1997, as a result of lower than anticipated revenues from the ISKs placed in retail locations, the Company began an extensive evaluation of its strategies and results from its placement sites. Ultimately, in 1998, the Company concluded that its historical ISK placement strategy was not profitable. In the course of reviewing alternative directions for its business, the Company determined that the same-day delivery business presented an opportunity for it to employ its advanced technology in a large but fragmented market and obtain an independent revenue stream in a growing industry. The Company also felt that the same-day delivery industry could benefit from a variety of emerging economic and technological trends, such as the movement toward outsourcing of corporate services, the explosive growth of e-commerce, the increasing use of the Internet and the availability of sophisticated communications technology. Based on this determination, the Company adopted a revised business strategy with the goal of becoming the national leader in same-day delivery and related services through a series of acquisitions of same-day delivery businesses. The Company's goal was to develop a national network of time-critical delivery services and to combine it with sophisticated communications technology and a national brand identity. The Company felt that this combination would allow customers to participate in Internet-based business, or e-commerce, and would allow it to offer an array of integrated distribution and logistics services to corporate clients and companies engaged in e-commerce.

         The Company began its same-day delivery consolidation strategy in late 1998, through the acquisition of JEL Trucking, Inc., which enabled it to offer same-day delivery and package delivery services in the Minneapolis/St. Paul metropolitan area. In January 1999, the Company acquired Twin City Transportation,

Inc., which expanded the Company's same-day delivery service in the Minneapolis/St. Paul metropolitan area. On September 24, 1999, the Company acquired Corporate Express Delivery Systems, with fiscal year 1999 revenues of approximately $600 million. The Company continues to explore the acquisition of additional same-day delivery companies to increase market penetration and provide a national platform for e-commerce fulfillment and logistics services.

         In order to increase the strength of its market leadership in the same-day delivery business and obtain the maximum economies of scale from its consolidation efforts, the Company has made a determination that it must continue to invest in upgrading and developing computer and communications technology. The Company currently employs in most of its fleet sophisticated communications and dispatch systems. In addition, the Company has begun the testing in certain of its larger on-demand delivery operations of a computerized, on-demand routing system that utilizes Global Positioning System ("GPS") technology and mobile data terminals to continuously track the location of every vehicle. The Company's ultimate goal is to expand the capabilities of its communications systems to further improve its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for customized e-commerce delivery solutions.

         In March 1999 the Company began testing an Internet-based shipping service called i-courier(TM). This service offers secure, trackable electronic document transfer and storage for small or large files. The Company expects to expand this service to include links to its dispatch system and its recently-introduced on-line ordering and package tracking system. The Company also expects to expand the capabilities of i-courier(TM) and to pursue other e-commerce opportunities upon completion of testing.

THE COMPANY'S SAME-DAY DELIVERY OPERATIONS

MARKET OPPORTUNITY

         The same-day delivery market provides scheduled and non-scheduled, same-day delivery of documents and packages in local and inter-city markets. Some same-day delivery companies offer specialized services beyond small package delivery, such as legal filing, process serving and dock-truck services for large items. A few same-day delivery companies, including the Company, offer warehousing and facilities management, and logistics solutions, as well as supply chain management and cross-dock and package aggregation services.

         Industry sources, which the Company believes to be reliable, estimate that the same-day delivery services industry is a $15 billion market in the United States, with a growth rate of more than 8% per year. Although the market is large, it is highly fragmented. There are relatively low entry barriers in this market as the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. The Company believes that there are currently as many as 6,000 same-day delivery companies in the United States. Most participants are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes that there is little perceived service differentiation between competitors, and that customer loyalty is generally short-term. There are no dominant brands in the same-day delivery industry, and the industry has a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS(R) and Federal Express(R), both of which use technology extensively.

         Same-day delivery customers increasingly seek greater reliability, convenience and speed, as well as additional services, from a package delivery provider which they trust. The Company expects that further growth in the same-day shipping market will be fueled by corporate America's trend toward outsourcing and third party logistics, as well as the rapid growth of e-commerce, and the heightened demand for immediate response and comprehensive distribution management solutions. The Company believes that customers will be attracted to companies with the ability to offer greater efficiency through the use of technology, such as the Company's sophisticated dispatch and communications software, its Internet document transfer capabilities, and its newly-introduced online ordering and tracking system. The Company plans to use technology and the Internet to manage and coordinate dispatching, delivery, tracking, warehousing and logistics and other "back room" functions to help it and its customers operate more efficiently and, the Company believes, more cost-effectively. The Company's customers will also benefit from its national market presence because it offers them the ability to purchase an array of services from one vendor operating in multiple markets. The Company is also in the process of determining how the increasing demand for such time-dependent same-day delivery services may provide opportunities to utilize its ISK as an electronic drop box for same-day delivery services. The Company believes that the integration of high-tech communications software with the currently low-tech same-day delivery business can provide a market differentiation between its services and those of its competitors.

SAME-DAY DELIVERY CONSOLIDATION STRATEGY

         In late 1998, to meet potential customers' increased expectations and needs, the Company adopted a same-day delivery services consolidation strategy with four major objectives:

         * develop a national market presence to serve large corporate customers and e-commerce customers;

         * use the Company's present and developing technology to reduce costs, provide better service, better manage its cash and move toward making its business and fleet more environmentally responsible, a "green shipping environment";

         * develop a national brand to differentiate the Company's service and foster customer loyalty; and

         * realize economies of scale in growing time-critical logistic segments.

         The Company initially entered the same-day delivery business in the Minneapolis/St. Paul metropolitan area by acquiring courier and package delivery companies beginning in late 1998. With the purchase of Velocity Express on September 24, 1999, the Company became the national leader in same-day delivery services. As the Company grows, it expects to be able to achieve substantial cost savings by consolidating and standardizing dispatch, billing, tracking and other administrative functions. The Company also plans to further increase its market penetration through acquisition and internal growth.

         The Company has developed a national brand, Velocity Express(TM) and is currently utilizing it for its same-day delivery services. The Company believes that Velocity Express(TM) is a brand that will represent reliability, superior customer service and a "green shipping environment." The Company believes that a uniform presentation of its same-day delivery and related services across multiple markets will provide a business advantage, by fostering customer and employee loyalty and familiarity, and will help to integrate its acquired companies.

         The Company also intends to use technology to provide better service to customers. To meet its customers' needs for reliability, speed and efficiency, the Company currently employs in most of its fleet, computerized communications and dispatch systems. For example, the Company has begun the testing in certain of its larger on-demand delivery operations of a computerized routing system that utilizes GPS technology and mobile data terminals to continuously track every vehicle. The system helps to optimize delivery routes, which the Company anticipates will result in significantly lower mileage, fleet and administrative costs through enhanced driver productivity and improved route density. In addition, the Company believes that its existing and proposed systems will provide additional benefits to the customer, including enhancing the accuracy of package delivery estimates, up-to-the minute status updates on all jobs, and electronic proof-of-delivery documentation. The Company intends to expand the capabilities of its communications systems to further integrate and improve the efficiency of its same-day delivery, supply chain management and logistics services. The Company's ultimate goal is to provide an Internet-based platform for corporate outsourcing and e-commerce delivery solutions.

         The Company's i-courier(TM) Internet initiative supports its consolidation strategy by providing secure, trackable electronic document transfer services. The Company has recently begun testing a new web based service in selected markets which gives its customers the capability of ordering delivery services online and tracking packages over the Internet. The Company also intends to further expand its offerings of logistics services to companies engaged in e-commerce, such as those companies needing "just in time" inventory and spare parts warehousing and delivery services.

SAME-DAY DELIVERY OPERATIONS

         With the acquisition of Velocity Express, the Company is the nation's largest provider of customized same-day, time-critical shipping, distribution and logistics solutions. The Company believes that no public or private competitor currently duplicates its national presence or its full complement of same-day delivery service offerings. The Company believes that these capabilities give it a competitive advantage in meeting the demands of sophisticated, national customers who depend on same-day delivery services in the execution of their businesses. The Company's current network (not including the Company's agent network) is comprised of approximately 210 locations, which serve 86 of the top 100 metropolitan markets in the United States and numerous secondary markets.

         The Company's Velocity Express subsidiary now has approximately 7,073 employees throughout the United States. The same-day ground delivery service employs approximately 8,000 vehicles, 3,730 of which are owned or leased by the Company and 4,270 of which are utilized by independent contractors. Of the Company's approximately 9,451 drivers, 5,066 are employees and 4,385 are independent contractors. The Company also utilizes approximately 1,500 agents worldwide.

GROUND SERVICES

         The Company is the largest same-day ground delivery service provider in North America. The Company's ground operations provide delivery services from approximately 210 locations in the United States and operate in 86 of the 100 top metropolitan areas, as well as numerous secondary markets. The Company groups its ground business into three main business units and it derives approximately 85 percent of its total ground revenues from same-day delivery services.

         The Company generally enters into customer contracts for scheduled and routed delivery, distribution and supply chain management services that are terminable by customers upon notice. These are long-term contracts with short-term notice provisions, usually ranging from 30 to 60 days. Typically, the Company does not enter into contracts with its customers for on-demand delivery services. Prices for the Company's services are currently determined at the local and national level based on the distance and time sensitivity of a particular delivery, the size, weight and quantity of the delivery, and the specific type of goods being moved. Currently, billing information is generated and processed locally through the Company computer systems. The Company is in the process of developing a single billing location for all of its business.

         SCHEDULED DELIVERY. Same-day scheduled delivery services are provided for time-sensitive deliveries that are recurring in nature or scheduled by the customer for specific time delivery. Pickup and delivery routes are pre-defined based on the needs of the customer. A dispatcher coordinates and assigns scheduled pickups and deliveries to the drivers and manages the delivery flow. In many cases, certain drivers will handle a designated group of scheduled routes on a recurring basis.

         The largest customer base for this type of service consists of financial institutions who need a wide variety of services including the pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts, the delivery of office supplies, and the transfer of inter-office mail and correspondence. Typical service involves the pickup of non-negotiable instruments or other correspondence from various bank branches in a designated geographic area at a pre-scheduled time for delivery to a central processing center. The expeditious and reliable transportation of the instruments from the branches to a processing center is vital in order to obtain the rapid transfer of funds from individual accounts to the institution. Consequently, financial institutions consider scheduled delivery to be a critical part of their outsourcing service needs. The Company believes that it maintains a leadership position in scheduled delivery services for financial institutions. Other users of scheduled delivery services include film processors, pharmaceutical companies and companies with critical parts replenishment needs. The Company believes that scheduled delivery will play an important role in e-commerce business opportunities.

         ON-DEMAND DELIVERY. The Company provides local and inter-city same-day on-demand delivery services, whereby its messengers or drivers respond to a customer's request for immediate pickup and delivery. The Company typically offers one hour, two to four hour, and over four hours delivery services depending on the customer's time requirements. Most deliveries occur within a metropolitan area or radius of 40 miles. On-demand delivery services are typically available 24 hours a day, seven days a week.

         Most of the Company's on-demand operation centers are staffed by dispatchers, as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who provide the customer with a job specific price quote and transmit the order to the appropriate dispatched location. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. After proper routing for the package is determined, coordination and deployment of delivery personnel is accomplished either through mobile data terminals linked to the Company's dispatch computer system, through pagers or by radio. In addition to its fleet-wide communications and dispatch systems, the Company also uses, in a number of its facilities, an advanced, on-demand management system which links dispatchers and drivers through a personal two-way mobile data terminal. The system continuously tracks every vehicle and provides electronic proof of delivery as evidence of delivery for chain of custody issues. This system may enable the Company to streamline its routing and dispatch systems and add customer value. Typical users of on-demand services include every type of customer ranging from organ transportation for hospitals to delivery of legal documents for law offices. The Company provides on-demand delivery services in 46 of the top 100 metropolitan areas.

         DISTRIBUTION SERVICES. The Company also provides same-day distribution services for time-sensitive local and regional deliveries that require intermediate handling or sorting prior to being delivered to multiple locations. Typically, the Company receives bulk shipments at its warehouse from customers' suppliers or wholesalers. These shipments are then subdivided into smaller shipments and sorted for delivery to specific locations. For example, the Company may receive a bulk shipment of retail inventory for a pharmaceutical wholesaler, which it sorts and divides into smaller shipments, and deliver to the customer's stores or end user destinations. Same-day distribution services are provided on both a local and multi-city basis. The Company's on-demand delivery resources are available to supplement the customer's drivers as needed. Customers utilizing distribution services typically include air freight companies, pharmaceutical wholesalers, retailers, manufacturers or other companies which must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region. The Company provides distribution services in 83 of the top 100 metropolitan areas. The Company believes distribution services will be critical with Internet companies.

         SUPPLY CHAIN MANAGEMENT. The Company offers supply chain management services whereby it assumes inventory replenishment responsibilities of repair, production and supply items for customers. The Company's integrated supply services include monitoring the customer's inventories based on predetermined inventory levels and reordering needed supplies through the customer's purchasing agents. Inventory shipments are sent to its site adjacent to the customer's facility, from which the Company sorts and then distributes items to their appropriate destination. The Company also offers "critical parts banking" for a customer's parts and supplies and offers related "just-in-time" transportation of those items to support service or production activities. Parts are stored at the Company's facilities located in a metropolitan area. A customer's service technician lacking a needed repair part, for instance, can order the part which is quickly delivered to the service site, adding the kind of value which the Company believes allows purchase decisions to be based more on capability than price. Though accounting for less than 2% of its current total revenues, the Company views these services as a growth opportunity, and it intends to expand its "just-in-time" warehousing and delivery and logistics business both through internal growth and acquisitions. Companies utilizing integrated supply services include petrochemical companies, which use the services to centralize non-critical inventory management at their large chemical plants.

         OTHER SERVICES. The remainder of the Company's services include inter-company delivery, fleet replacement, facilities management, logistics, warehouse and storage services and a limited amount of long-haul services. The Company also provides third party logistic services through Velocity Express' 3PL division.

         Several industry sectors have a need for national or regional same-day delivery services. Typical industries that the Company serves include:

         FINANCIAL INSTITUTIONS. Financial institutions, primarily commercial banks, utilize the Company's scheduled delivery services to deliver non-negotiable instruments, such as canceled checks and ATM receipts, supplies and inter-office correspondence. Typical service involves the pickup of non-negotiable instruments from various bank branches in a designated geographic area at a pre-scheduled time for delivery to a central processing center. The expeditious and reliable transportation of the instruments from the branches to the center is vital. Consequently, financial institutions consider scheduled delivery to be a crucial part of their outsourced service needs.

         HEALTH CARE. Health care customers consist primarily of pharmaceutical wholesalers, medical supply wholesalers, hospitals, medical labs, blood banks, and home healthcare providers.

         Pharmaceutical wholesalers utilize the Company's distribution delivery services to transport bulk shipments from centralized locations to various retail sites, hospitals and other care facilities. The Company typically receives bulk shipments from a pharmaceutical or medical supply wholesaler, sorts and divides the shipment into smaller bundles, and then delivers the shipment to destination outlets, including retail drug stores and hospitals. Hospitals primary utilize the Company's on-demand services for the transportation of such things as samples or equipment among different areas within the hospitals or between different hospitals or labs. Local, regional and national medical laboratories use the Company's services to transport samples among laboratories by either on-demand or scheduled ground or air transportation delivery. Home healthcare providers use the Company's services to provide patients with such things as medications and the delivery of medical equipment.

         RETAIL AND e-COMMERCE. Retail customers, typically large national companies, primarily use the Company's supply chain management and distribution services. For example, the Company services its largest retail customers by providing a national network of scheduled and routed vehicles to deliver primarily three separate product lines: technical parts, gas repair shop parts and retail products. Included in these product lines are items such as refrigerators, condensers, weed trimmers and other retail products. Typically, the Company receives a bulk shipment and then breaks it down into multiple shipments. The Company then delivers the items to retail locations or pre-specified drop sites to be picked up by the customer.

         PETROCHEMICAL. Petrochemical customers use the Company's integrated supply services to centralize non-critical inventory management at their large chemical plants. Typically, the Company monitors a petrochemical customer's inventory based on predetermined inventory levels and reorders needed supplies through the customer's purchasing agent. Inventory shipments are sent to one of the Company's sites adjacent to the customer's facility, from which the Company sorts and then distributes items to their appropriate destinations. Petrochemical customers prefer to use a national provider such as the Company in order to reduce the number of different vendors with whom they conduct business.

         TECHNOLOGY. Technology customers primarily use the Company's on-demand services. The prototype service the Company aims to provide technology customers is a critical parts management system utilizing the Internet. For example, the Company services its largest technology customer by partnering with a third party logistics supplier to provide critical parts banking. This provider, one of the largest third party logistics providers in North America, provides a national network whereby they centrally manage 100 regional stocking locations ranging in size from 500 square feet to 4,500 square feet, utilizing an Internet-based warehouse management system. Typically, the Company's customers place orders over the telephone, which are then entered into the Company's suppliers' database. The database determines if the part is available and, if available, the applicable regional stocking location. The part is then pulled from the regional stocking location while a driver is dispatched. The driver delivers the part to its destination and places the damaged part in a return package to be delivered to the repair center.

AIR SERVICES

         The Company's Air Group provides primarily same-day scheduled and on-demand delivery services. The Air Group operates under two brand names:
Tricor and Air Courier Dispatch. The Company's Air Group provides delivery services throughout the United States and certain international locations. Approximately 30 locations are supported by its own ground fleet and the remainder are supported by an agent network of ground carriers. The Company does not own any aircraft. Instead, the Company purchases its air transportation from preferred vendors. The Air Group has negotiated contracts with most major airlines on favorable terms that enable the Company to charge competitive rates for its services. In order to utilize fleet assets efficiently, certain Air Group locations perform scheduled ground and on-demand delivery services.

         SCHEDULED AIR DELIVERY SERVICES. Same-day scheduled delivery services are provided for time-sensitive deliveries that are recurring in nature. Pickup and delivery routes are pre-defined based on the needs of the customer. The largest customer base for this type of service consists of financial institutions for delivery of non-negotiable instruments, primarily canceled checks.

         A typical shipment of bank documents is picked up from the sending bank's processing center by a driver from the Company's Air Group. The driver follows a predetermined pickup schedule. Shipments are pre-sorted by city by bank personnel and then transported to Air Group facilities generally located in close proximity to the local airport.

         At the Company's Air Group facilities, packages are consolidated by destination, placed in large shipping bags and then transferred to the airport for shipment. At the airport, the bags are verified against an internal manifest to ensure that all of the packages are accounted for and sent to the proper destination. Upon arrival at the destination city, the shipment is off-loaded for the final time and delivered by an Air Group driver to the receiving bank or Federal Reserve Branch.

         NEXT AVAILABLE FLIGHT AIR SERVICE. The Company's Air Group provides local same-day, on-demand delivery services, whereby messengers or drivers respond to a customer's request for immediate pick up and delivery. The Air Group's on-demand service begins with a customer placing an order to a customer service representative who provides the customer with the job specific price quote, and coordinates the pickup schedule, flight arrangements and delivery times. Similar to its scheduled services, the Air Group purchases its air transportation from certain major airlines and air charter operators. Pickup of the package is handled by an Air Group carrier or agent, dependent upon whether the Air Group maintains ground operations at a particular pickup location. Upon receipt by the driver, the driver notifies the dispatcher that the package has been picked up and is en route to the airport. At the airport, the package is placed on the plane and sent to a specific destination. Upon arrival, an Air Group carrier or agent secures the package and notifies the Air Group of its receipt. The package is then transported from the airport to its final destination where the customer signs the bill and finishes the chain of custody. Typical customers of the Air Group's on-demand services include: law firms, investment banks, advertising agencies, hospitals, manufacturing firms to ship replacement parts for idled equipment, blood banks, pharmaceutical companies and medical procurement companies.

INDUSTRY BACKGROUND

         The Company believes that the market for same-day delivery services is large and growing. Based on industry studies which the Company believes to be reliable, the same-day delivery services market in the United States is estimated to generate revenues of approximately $15 billion per year, with an annual industry growth rate in excess of 8%. Although the market is large, it is highly fragmented. There are relatively low barriers to entry in this market because the capital requirements to start a local same-day delivery business are relatively small and the industry is not subject to extensive regulation. There are as many as 6,000 same-day delivery companies in the United States. Most participants are privately held and operate only on the local level. The focus of same-day delivery businesses is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes that there is little perceived service differentiation between competitors and that customer loyalty is generally short-term. There are no dominant brands in the same-day delivery industry, and the industry has a relatively basic use of technology.

         The Company believes that customers are seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. This principle, along with several other trends are benefiting the same-day delivery market. First, the trend toward outsourcing of non-core functions has resulted in numerous companies turning to third party providers for a range of services including same-day delivery and the management of in-house logistics. Many businesses that outsource their distribution and logistics requirements prefer to purchase such services from one source capable of servicing multiple cities, which not only decreases their number of vendors, but also maximizes efficiency, improves customer service and simplifies billing. The Company believes that it is the only national same-day delivery service with the geographic reach to meet these evolving needs of national or e-commerce customers.

         Trends also show that customers are increasingly seeking greater reliability, convenience and customization from their package delivery service provider, along with security, operating efficiency and speed. Customers are seeking to reduce their cycle times and implement "supply chain management" and "just-in-time" inventory management practices designed to reduce inventory carrying costs, together with attendant logistics and customized warehousing services. The growth of these practices has increased the demand for more reliable delivery services. Technological developments such as e-mail and facsimile transmission have increased the pace of business and other transactions, thereby increasing demand for the same-day delivery of a wide array of items, beyond voluminous documents, to include such products as critical manufacturing parts to medical devices. Consequently, there has been increased demand for same-day transportation of items that are not suitable for fax or electronic transmission, but for which there is an immediate need.

         Some industry participants have recently expanded demand-delivery practices beyond basic point-to-point delivery into more advanced applications. For instance, some same-day delivery companies, which include the Company, provide "critical parts banking" for a customer's parts and supplies, and offer related just-in-time transportation of those items to support service or production activities. Parts are stored at the Company's facilities located primarily in a metropolitan area. A customer's service technician can order a required repair part, which is promptly delivered to the service site within a pre-determined time period, generally under one hour. When such applications are provided, the customer receives exceptional value, and the Company believes that purchase decisions are based on capability more than price.

         The nature of the growing e-commerce segment places additional demands for reliability, communication and speed, including the capability to handle consumer returns of goods and interface electronically with the e-commerce web sites. The Company believes that customers will increasingly rely on more advanced technology, such as the Company's new computerized customer ordering, tracking, and management systems, as well as professionalism and appropriate ancillary services such as logistics, warehousing, and product returns. To serve these current and emerging customer needs, same-day delivery service companies must realize economies of scale and provide greater service options, such as the Company's current and planned critical parts banking, logistics and warehousing services. Economies of scale will enable the low-cost application of technology, a more dense or concentrated network of drivers and related operations, and more intensive marketing to assist in customer acquisition and to reinforce customer retention.

         To meet the customers' needs for reliability, efficiency and speed, the Company uses a computerized fleet-wide communications and dispatch system. The Company has also been testing, in certain of its larger on-demand delivery operations, a computerized routing system that utilizes GPS technology and mobile data terminals to continuously track every vehicle. The system increases pick-up choices and route optimization, which the Company believes will result in significantly lower mileage, fleet and administrative expenses through improved driver productivity and route density. In addition, the Company believes that its existing and planned communications systems will provide additional benefits to its customers, including enhancing the accuracy of package delivery estimates, up-to-the minute status updates on all jobs, and electronic proof of delivery. Such route optimization software can allow the Company to use its on-demand and scheduled resources interchangeably, allowing more efficient utilization of its fleet and personnel. The Company also believes that customers will seek vendors offering "green shipping" alternatives and technologies.

         The Company anticipates that increased pressure will be placed on delivery performance, full service delivery and the security of a delivery. As a result, customers will most likely rely on fewer and better providers of package movement and services. No dominant national brand exists within the same-day delivery industry, and the Company believes that its development of the Velocity Express(TM) brand will instill greater confidence in its current and prospective customers by building a perception of a higher level of professionalism, superior service performance and a broader scope of service capabilities. Through the achievement of market penetration and economies of scale in the building of a strong brand, the Company believes that it will be uniquely suited for both customer growth and customer retention.

REGULATION AND SAFETY

         The Company's operations are subject to various state and local regulations and, in many instances, require permits and licenses from various state authorities. In connection with the operation of certain motor vehicles and the handling of hazardous materials, the Company is subject to regulation by the United States Department of Transportation and the corresponding agencies in the states in which such same-day delivery operations occur. The Company's relationship with its employees is subject to regulations that relate to occupational safety, hours of work, workers' compensation and other matters. To the extent that the Company holds licenses to operate two-way radios to communicate with couriers, it is regulated by the Federal Communications Commission.

SALES AND MARKETING

         The Company has initiated a comprehensive sales and marketing program that emphasizes its competitive position as the leading national provider of same-day delivery services. The Company has also realigned its business development team, restructured its field sales organization and hired new sales professionals to help it implement its new marketing program.

         Sales efforts are conducted at both the local and national levels through the Company's extensive network of local sales representatives and its business development group. The Company employs over 87 marketing and sales representatives who make regular calls on existing and potential customers to identify each customer's delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns.

         The Company's business development and sales departments develop and execute marketing strategies and programs which are supported by corporate communications and research services. The business development and corporate communications departments also provide ongoing communication of corporate activities and programs to employees, the press and the general public.

RESEARCH AND DEVELOPMENT

         The Company is focused on increasing the sophistication, use and deployment of both its present and potential communications and computer systems. To meet customers' needs for reliability, speed and efficiency, the Company employs a computerized communications and dispatch tracking system. In addition, the Company is currently testing, in certain of its larger on-demand delivery operations, a computerized routing system. This product utilizes GPS technology and mobile data terminals to continuously track every delivery vehicle. The Company's i-courier(TM) Internet initiative supports its consolidation strategy by providing secure and trackable, electronic document transfer services. The Company has recently introduced a new service into selected markets which gives its customers the capability of ordering delivery services online and tracking their packages over the Internet. If the initial rollout proves successful, the Company plans to implement this system in all of its markets nationwide. The Company plans to expand the capabilities of its present and planned communications systems to further integrate its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for customized e-commerce delivery solutions. The Company also intends to test a variety of "green" transportation, container and software technology.

COMPETITION

         The Company competes with established local couriers and messenger services in the same-day delivery business. Competition in this market is intense. In the Minneapolis and Saint Paul metropolitan area, for example, there are over 30 courier services with which the Company competes, but none of the services has more than 10% of the market.

         Nationally, the Company competes with other large companies. There are several companies that have same-day delivery operations in multiple markets. Dynamex, Dispatch Management Services and CDLI all have operations in a number of domestic and international markets. These and other companies, which may compete with the Company, have substantial resources and experience in the same-day delivery business. The Company believes that its national presence and its wide array of service offerings, its use of sophisticated communications and other technology, and its new branding strategy, will differentiate the Company's services and allow it to compete successfully in any market in which it currently operates or may enter. There can be no assurances that other, larger competitors, will not enter the market or develop as a result of the trend toward consolidation in the same-day delivery market, thereby eroding the Company's competitive position.

         There are also a number of national and international carriers who provide document and package shipment solutions to individuals and business customers. This market, which is dominated by major carriers, such as UPS(R), Federal Express(R), Airborne(TM), DHL(TM) and the United States Postal Service, is also extremely competitive. These companies engage primarily in the next-day and second-day ground and air delivery businesses and operate by imposing strict drop-off deadlines, rigid package dimensions and weight limitations on customers. By comparison, the Company operates in the same-day delivery business, and handles deliveries as diverse as human organs to truckloads of steel pipe on a same-day basis, either scheduled or on-demand. Accordingly, the Company does not believe that it is in direct competition with these major carriers in same-day delivery services, although there can be no assurances that such organizations will not decide to enter into direct competition with the Company. Such organizations may have more experience, as well as human and financial resources than the Company has.

PATENTS AND INTELLECTUAL PROPERTY

         The Company currently owns ten United States patents and one Canadian patent, that together cover technology and methodology which is currently employed in its kiosk products. The Company has also filed for patent protection in several foreign countries, including Japan and the European Patent Community. However, there can be no assurance that the Company's patents will afford its technology and methodology significant protection, and the Company may be vulnerable to competitors, many of whom are larger and have greater financial and technological resources than it has and who may attempt to copy or design around the Company's products.

TRADEMARKS

         The Company currently has applications for United States trademark registrations for trademarks and service marks, including but not limited to United Shipping & Technology and a related design, and i-courier(TM). There can be no assurance that any of these registrations will be granted. These applications for registration are for the following goods and services, among others: automated shipping machine for packages and overnight letters which computes charges and prints labels, receipts and other similar documents, the provision of delivery services, and the secure transmission of documents over the Internet. The Company has also recently applied for a trademark registration for the name Velocity Express(TM). The Company also owns United States trademark registrations for the trademark U-Ship(R) and for U-Ship(R) and a related design/logo.

         There can be no assurance that any of the Company's trademarks or service marks, if registered, will afford the Company protection against competitors with similar marks that may have a prior use date. In addition, no assurance can be given that the Company's trademarks will not be infringed upon by others. There can be no assurance that the Company's trademarks will not infringe upon trademarks or proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any trademark claimed by the Company and, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a trademark can be substantial, as can be the costs of defending against such claims.

EMPLOYEES

         As of September 1, 2000, the Company had approximately 7,073 employees. The Company believes that its relations with its employees are good. Additionally, the Company uses the services of over 4,385 independent contractor drivers in its same-day delivery operations and over 1,500 agents worldwide.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company subleases approximately 9,460 square feet of space used for offices, assembly, storage and packaging at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442 at a monthly rent of $5,687. The Company believes that these subleased premises will meet its requirements for its headquarters facilities for the remainder of the sublease term. The sublease expires on November 24, 2001. The executive offices of the Velocity Express operations acquired are located at 11 Greenway Plaza, Suite 250, Houston Texas, where the Company leases 11,885 square feet of office space. The Company's operating facilities are conducted from approximately 210 local offices. With the exception of two Company owned locations, all of the Company's operating facilities are leased, generally with terms of two to five years, although certain facilities are leased on a monthly basis. Leasing rates generally range from $5.00 per square foot to $22.00 per square foot. The Company operates warehouses typically ranging in size from 1,000 to 10,000 square feet, although the Company has a number of warehouses of over 10,000 square feet. Warehouses are typically used for inventory storage and products in transition. The Company's field offices generally range in size from one thousand to 20,000 square feet, although the Company has a number of offices over 20,000 square feet. Offices typically consist of processing support, local management and administrative space. The Company believes that the above-described premises will meet its requirements for its ongoing same-day delivery and other operations for the remainder of the lease terms.

         As of September 1, 2000, the Company's fleet consisted of approximately 8,000 leased and owned vehicles, including vans, pickup trucks, cars, straight trucks, trailers and tractors. Cars, vans and pickup trucks are typically utilized by the scheduled and on-demand business lines for transporting small packages on a point-to-point basis. Straight trucks, tractors and trailers are typically utilized by the distribution business, transporting large, longer haul shipments to warehouses or customer sites.

ITEM 3. LEGAL PROCEEDINGS

         As of July 1, 2000, and prior to its acquisition of Velocity Express in September 1999, the Company was not a party to any material legal proceedings. Velocity Express and certain related parties are parties to lawsuits arising out of the business of Velocity Express.

         Velocity Express is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day delivery services. Velocity Express carries workers compensation insurance and auto liability coverage, both subject to a deductible for the current policy year in the amount of $250,000. Velocity Express and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of Velocity Express. The Company vigorously defends against all of the foregoing claims.

         As of July 1, 2000, the parties in the Addvensky class action litigation, as reported in the Company's Form 10-QSB for the quarter ended October 2, 1999, have entered into a Settlement Agreement which has been approved by the Court.

         The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's financial position or results of operations. A monetary settlement paid by the Company or an award against it in any of such actions could, however, have a material adverse effect upon the Company's cash flow in a given period in which a settlement or award occurs. The Company has established an accrual for losses it may sustain in the pending actions as of July 1, 2000 in the amount of $16 million. The Company believes that such an accrual level is adequate for purposes of its financial statements.

CAUTIONARY STATEMENTS REGARDING PENDING LITIGATION AND CLAIMS

         The Company's statements above concerning pending litigation constitute forward-looking statements. Investors should consider that there are many important factors which could adversely affect the Company's assumptions and the outcome of claims, and cause actual results to differ materially from those projected in the forward-looking statements. These factors include:

         * The Company has made estimates of its exposure in connection with the lawsuits and claims that have been made. As a result of litigation or settlement of cases, the actual amount of exposure in a given case could differ materially from that projected. In addition, in some instances, the Company's liability for claims may increase or decrease depending upon the ultimate development of those claims.

         * In estimating the Company's exposure to claims, the Company is relying upon its assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify the Company for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time, in connection with routine litigation incidental to the Company's business, plaintiffs may bring claims against the Company which may include undetermined amounts of punitive damages. The Company is currently not aware of any such punitive damages claim or claims in the aggregate which would exceed 10% of its current assets. Such punitive damages are not normally covered by insurance.

         * Although the Company has numerous claims, few, if any, are believed to have the potential to have a material adverse impact on the Company on a consolidated basis. An award against the Company or a subsidiary, or a settlement paid by it, in connection with currently pending claims could, however, have a material adverse effect upon the Company's cash flow in a given period in which an award or settlement occurs. Further, multiple awards against, or settlements by, the Company or its subsidiaries in a particular period could have a material adverse effect upon the Company's financial condition, cash flow and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The 1999 Annual Meeting of Shareholders was held on June 2, 2000.

         Three proposals were submitted for shareholder approval, all of which passed with voting results as follows:

         (1) To elect eight directors for the ensuing year and until their successors are duly elected and qualified.

                                         For          Withhold     Non-Votes
         Peter C. Lytle               13,902,459             0             0
         Timothy G. Becker            13,855,307        47,152             0
         Marshall T. Masko            13,753,260       149,199             0
         James A. Bartholomew         13,753,691       148,768             0
         Marlin Rudebusch             13,837,362        65,097             0
         Susan M. Clemens             13,739,546       162,913             0
         Ronald G. Olson              13,882,445        20,014             0
         Peter W. Kooman              13,834,559        65,900             0

         (2) To consider and vote upon approval of the Company's 2000 Stock Option Plan.

             For:       9,518,385        Against:         975,307
             Abstain:     168,028        Non-Votes:     3,513,215

         (3) To ratify the appointment of Ernst & Young, LLP independent certified public accountants, as auditors of the Company for its fiscal year ending July 1, 2000.

             For:      13,908,257        Against:           9,990
             Abstain:      21,175        Non-Votes:       235,513

         On August 14, 2000, the Company held a Special Meeting of Shareholders. The sole proposal submitted for shareholder approval passed with voting results as follows:

         (1) To ratify and approve the issuance and purchase of the Company's Series B Convertible Preferred Stock, par value $.004 per share ("Series B Preferred"), by TH Lee.Putnam Internet Partners, L.P. and TH Lee.Putnam Internet Parallel Partners, L.P. (collectively, "TH Lee"), including TH Lee's exercise of warrants for the purchase of up to an aggregate of 3,381,729 additional shares of Series B Preferred (assuming an average closing sales price of the Company's Common Stock on the Nasdaq SmallCap Market during the 45 consecutive trading days immediately prior to exercise (the "Market Price") of $10.243 on June 20,
2000) and 425,000 shares of Common Stock upon the exercise of warrants issued to TH Lee.

             For:      10,561,397        Against:          80,402
             Abstain:  37,187            Non-Votes:     4,183,958

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the names, ages and positions held with the Company of all executive officers of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company. The executive officers serve at the discretion of the Board of Directors.

       NAME                     AGE        POSITION
       ----                     ---        --------

       Peter C. Lytle           51         Chairman, President, Chief Executive
                                           Officer and Director

       Timothy G. Becker        40         Treasurer, Chief Financial Officer
                                           and Director

       Kenneth D. Zigrino       44         Vice President - Administration,
                                           General Counsel and Secretary

       Mark E. Ties             35         Vice President - Finance

         PETER C. LYTLE. Mr. Lytle became employed by the Company in May 1998 and has served as the Company's Chairman, President, Chief Executive Officer and a director since June 1998. From March 1998 to May 1998, Mr. Lytle rendered consulting services to the Company in connection with its strategic restructuring. Mr. Lytle is a principal with the Business Development Group (the "BDG") which he co-founded in 1994. The BDG provides turn-around management services, investment banking and strategic planning to companies in the United States and Europe. His responsibilities at the BDG included acting as CEO and Chairman of Primo Piatto, Inc. during a successful acquisition of the Borden Pasta Manufacturing business (which was sold to Dakota Growers) and acting as Chairman of Pink Business Interiors during a successful employee buyout and reorganization. From 1986 to 1994, Mr. Lytle was employed by Land O' Lakes, Inc. in a variety of positions from Vice President of Advanced Food Sciences to General Manager of Business Development. Prior to this time he has held executive positions with the Beatrice Companies and Allied International as Vice President of Marketing and Business Development. He currently is the Chairman of the Board of Directors of Pink Business Interiors, Inc. and North American Heritage Brands, Inc.

         TIMOTHY G. BECKER. Mr. Becker is a director of the Company and has served as its Chief Financial Officer and Treasurer since May 1998. From March 1998 to May 1998, Mr. Becker rendered consulting services to the Company in connection with its strategic restructuring. Since 1994, Mr. Becker has worked as a financial workout consultant for his own firm, the Becker Group, Ltd., and during this time Mr. Becker served as Chief Financial Officer of Primo Piatto, Inc. Between February 1992 and February 1994, Mr. Becker was employed as Director of Business Systems for Munsingwear, Inc. Prior to 1992, Mr. Becker, was employed as a Senior Manager with Ernst & Young LLP's Restructuring and Reorganization Consulting Practice. Mr. Becker has over 16 years of experience with a variety of companies during periods of financial crisis and rapid change along with positioning companies and their balance sheets for sale, merger or acquisitions. Mr. Becker is a Certified Public Accountant and is on the Board of Directors of Pink Business Interiors, Inc. and was a founding board member for the Minnesota Chapter of the Turnaround Management Association.

         KENNETH D. ZIGRINO. Mr. Zigrino joined the Company in May 1998 and has served as its Vice President of Administration, Secretary and General Counsel since June 1998. Mr. Zigrino has over 15 years' experience in the practice of corporate and securities law. From March 1998 to June 1998 Mr. Zigrino rendered consulting services to the Company in connection with its strategic restructuring. Mr. Zigrino practiced law in his own firm between November 1996 and May 1998, and between January 1990 and January 1995 he served as President of the law firm of Zigrino & LoGalbo, P.A. From 1985 to 1990, Mr. Zigrino practiced corporate law at Winthrop & Weinstine and at Robins, Zelle, Larson & Kaplan. Mr. Zigrino is currently on the Board of Directors of BioSun Systems Corporation.

         MARK E. TIES. Mr. Ties joined the Company in April 2000 as its Vice President of Finance. Mr. Ties is also the Vice President of Finance for Velocity Express. Mr. Ties has more than 13 years of financial experience, of which eight years have been at the executive level in a number of companies in varied industries. Since 1998 and prior to joining the Company, Mr. Ties was a Manager and Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments. From 1994 to 1998 Mr. Ties was the Chief Financial Officer of Progressive Beauty Enterprises, Inc., a regional distribution company. Prior to 1994 Mr. Ties was the corporate controller of MEI Salons, Inc. and prior to that he was a senior auditor for Coopers & Lybrand LLP. Mr. Ties is a Certified Public Accountant.

                                    PART II.

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

PERIOD                            HIGH            LOW
------                            ----            ---

Fiscal 2000:
         First Quarter            $5.875          $2.625
         Second Quarter            9.563           3.875
         Third Quarter            17.688           7.250
         Fourth Quarter           14.000           7.813
Fiscal 1999:
         First Quarter            $1.000          $0.625
         Second Quarter            3.250           0.813
         Third Quarter             4.250           2.750
         Fourth Quarter            3.688           2.625

         On September 15, 2000, the number of holders of record of Common Stock was 444. The transfer agent for the Company's Common Stock is American Stock Transfer & Trust, 40 Wall Street, New York, New York.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The following describes sales of the Company's securities in the last three years without registration under the Securities Act of 1933 (the "Securities Act"):

         On September 22, 2000, the Company completed a sale of shares of its Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to purchase additional shares of Series C Preferred to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, and Blue Star I, LLC (collectively the "TH Li Funds") under the terms of a Securities Purchase Agreement (the "Series C Agreement") that the Company entered into with the TH Li Funds as of September 1, 2000.

         Pursuant to the Series C Agreement, the Company sold 2,000,000 shares of its Series C Preferred to the TH Li Funds, at a price of $6.00 per share, for a total purchase price of $12,000,000. The Company also agreed to issue the TH Li Funds warrants to purchase a total of 825,484 additional shares of its Series C Preferred for a period of five years at an exercise price of $0.01 per share (the "Series C Warrants"). This investment was structured into two tranches. The first, in the amount of $5 million, was made on September 1, 2000 and the second, in the amount of $7 million, was completed on September 22, 2000.

         In exchange for the Series C Warrants, the TH Li Funds canceled the Additional Warrants and the Series B Preferred Warrants, both as described below. The Additional Warrants were canceled on September 1, 2000. The Series B Preferred Warrants were canceled on September 22, 2000.

         The shares of Series C Preferred are convertible into shares of the Company's Common Stock (or shares or units of any security into which the Common Stock is changed) at a conversion rate of 1:1, subject to adjustment to prevent dilution. The shares of Series C Preferred purchased pursuant to the Series C Agreement were, as of September 22, 2000, convertible into 2,000,000 shares of Company Common Stock, representing approximately 6% of the Company's Common Stock outstanding on a fully diluted basis.

         The Company also entered into an Amended and Restated Registration Rights Agreement with the TH Li Funds dated as of September 1, 2000 (the "Amended Registration Agreement"). Pursuant to the Amended Registration Agreement, the previous registration rights agreement between the Company and two of the TH Li Funds dated May 31, 2000 was canceled. Under the Amended Registration Agreement, the holders of a majority of (a) the Company's Common Stock issued upon the conversion of any shares of Series C Preferred issued or issuable to the TH Li Funds pursuant to the Series C Agreement (whether held by the TH Li Funds or any successors or assigns of the TH Li Funds) and (b) any other shares of the Company's Common Stock held by the persons referred to in clause (a) may request up to three long-form registrations of the registrable securities. Each holder of registrable securities may request an unlimited number of short form registrations of its registrable securities. The registrable securities enjoy piggyback registration rights if the Company intends to register its other securities.

         On May 31, 2000, the Company completed a sale of shares of its Series B Convertible Preferred Stock (the "Series B Preferred") and warrants to purchase additional shares of Series B Preferred and Common Stock to TH Lee.Putnam Internet Partners, L.P. and TH Lee.Putnam Internet Parallel Partners, L.P., (collectively "TH Lee") under the terms of a Securities Purchase Agreement (the "Series B Agreement") that the Company entered into with TH Lee as of May 15, 2000.

         Pursuant to the Series B Agreement, the Company sold 2,806,797 shares of its Series B Preferred to TH Lee, at a price of $9.00 per share, for a total purchase price of $25,261,173. The Company also issued TH Lee warrants to purchase $30 million of additional shares of its Series B Preferred (the "Series B Preferred Warrants"). The number of shares purchased is determined by taking the $30 million and dividing it by the 45-day average closing sales price of the Company's Common Stock immediately prior to the date of exercise, exercisable at the above described market price as of the date of exercise. As described above, the Series B Preferred Warrants were canceled on September 22, 2000.

         The Company also issued TH Lee additional warrants to purchase up to an aggregate of 452,901 shares of Series B Preferred (the "Additional Warrants"). The exercise price for the Additional Warrants was $9.00 per share, subject to adjustment in order to prevent dilution. As described above, the Additional Warrants were canceled on September 1, 2000.

         The Company also issued TH Lee Common Warrants to purchase up to an aggregate of 425,000 shares of its Common Stock (the "Common Warrants"). The Common Warrants become exercisable in the event and to the extent that 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised, on a pro rata basis. The exercise price of the Common Warrants is equal to the lowest exercise price of the initially approved 2000 Stock Option Plan options, subject to adjustment to prevent dilution. The Common Warrants expire on May 31, 2004.

         The shares of Series B Preferred are convertible into shares of the Company's Common Stock (or shares or units of any security into which the Common Stock is changed) at a conversion rate of 1:1, subject to adjustment to prevent dilution. The shares of Series B Preferred purchased pursuant to the Agreement were, as of May 31, 2000, convertible into 2,806,797 shares of the Company's Common Stock, representing approximately 13% of the Company's Common Stock outstanding on a fully diluted basis.

         The Company also entered into a registration rights agreement with TH Lee dated as of May 31, 2000. This registration rights agreement has been superceded by the Amended Registration Rights Agreement referred to above in connection with the sale of the Series C Preferred.

         In August 2000 pursuant to a Mutual Release and Contract of Settlement (the "Ashabranner Agreement") dated June 20, 2000, between Jack D. Ashabranner II, UST Delivery Systems, Inc. and Ashabranner and his counsel, London & Schaeffer, L.L.P. were issued 100,000 shares of the Company's Common Stock in connection with the tentative settlement of certain litigation against Velocity Express, Inc. These shares were placed in escrow pending the registration of the shares or the earlier termination of the Ashabranner Agreement.

         In July 2000 the Company issued to Bayview Capital Partners, L.P. ("Bayview") a warrant for the purchase of 21,423 shares of Common Stock at a purchase price of $10.15 per share. In May 2000 the company issued to Bayview an additional warrant for the purchase of 28,147 shares of Common Stock, which warrant becomes exercisable in the event and to the extent that 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised, on a pro rata basis. The exercise price of this warrant is equal to the lowest exercise price of the initially approved 2000 Stock Option Plan options, subject to adjustment to prevent dilution. This warrant is identical to the terms of the Common Warrants issued to TH Lee in May of 2000. These warrants were issued to Bayview in satisfaction of Bayview's preemptive rights under the terms of the Bayview Warrant issued in connection with the purchase of Velocity Express in September of 1999.

         In June 2000 the Company issued a non-qualified stock option outside of the Company's 2000 Stock Option Plan to an employee for the purchase of 250,000 shares of Common Stock at a purchase price of $10.875 per share.

         Pursuant to an agreement entered into in November 1999, the Company issued a non-qualified stock option outside of the Company's 2000 Stock Option Plan to an employee for the purchase of 75,000 shares of Common Stock at a purchase price of $4.95 per share.

         In January 2000, an accredited investor purchased 666,667 shares of the Company's Common Stock at a purchase price of $7.50 per share, for a total purchase price of $5,000,000. On April 25, 2000, the Company issued to an accredited investor, J. Iver & Company (the "Holder") a 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690,000 (the "New Note"), together with a warrant to purchase up to 15,000 shares of Common Stock at a price of $12.925 per share (the "Warrant") in exchange for a previously-issued promissory note, payable to the Holder by the Company's UST Delivery Systems, Inc. subsidiary, in the original principal amount of $2,190,000 (the "Old Note"), which Old Note was retired. The New Note is payable in equal consecutive monthly installments of $200,000 beginning May 1, 2000, and continuing until all principal and interest are paid in full. Under the New Note, the Holder has the option of converting all or a portion of the outstanding principal and accrued interest thereon into Common Stock of the Company. The number of shares receivable by the Holder upon each conversion is equal to the outstanding principal and accrued interest being converted divided by the average closing sale price of the Company's Common Stock for the 20 trading days preceding the date of the Notice to Set Conversion Price delivered by the Holder to the Company from time to time.

         In January 2000, the Company sold to five accredited investors an aggregate of 25,000 shares of Common Stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 2,500 shares of Common Stock at an exercise price of $12.50 per share for a period of five years.

         In December 1999, the Company issued to a director 22,083 shares of Common Stock at a price of $4.50 per share for consulting fees performed on behalf of the Company.

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

         In September 1999, the Company sold to five accredited investors 124,000 shares of Common Stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 41,333 shares of Common Stock at an exercise price of $4.50 per share for a period of one year.

         Between July 26, 1999 and August 12, 1999 the Company sold to four accredited investors an aggregate of 237,000 shares of common stock at prices ranging from $2.87 to $3.50 per share, for an aggregate of $750,000. In connection with the sales, the Company issued to two of the purchasers one-year warrants to purchase an aggregate of 16,668 shares of common stock at an exercise price of $2.25 per share.

         In July of 1999, the Company sold to certain of its employees an aggregate of 7,612 shares of its Common Stock at a purchase price of $3.00 per share.

         Between March 15, 1999 and May 20, 1999, the Company sold to three accredited investors an aggregate of 151,000 shares of common stock at prices ranging from $3.00 to $3.125 per share for an aggregate of $455,000. In connection with the sales, the Company issued to the purchasers five-year warrants to purchase an aggregate of 43,000 shares of common stock at exercise prices ranging from $3.00 to $3.50 per share.

         In June 1999, the Company sold to an accredited investor 85,000 shares of common stock at a purchase price of $2.94 per share, together with a one-year warrant to purchase 30,000 shares of common stock at an exercise price of $2.00 per share.

         Between April 12, 1999 and June 7, 1999, the Company sold to two accredited investors five-year warrants for the purchase of an aggregate of 150,000 shares of Common Stock, at an exercise price of $1.75 per share, for an aggregate of $150,000.

         Between December 31, 1998 and February 25, 1999, the Company sold to a limited number of accredited investors, in two private placement transactions, $1,350,000 principal amount of unsecured, 12% notes (the "Notes"). In connection with the sale of the Notes, the Company issued five-year warrants for the purchase of 29,333 shares of Common Stock exercisable at $1.875 per share, 11,150 shares of Common Stock exercisable at $3.25 per share and 3,850 shares of Common Stock exercisable at $3.75 per share. Pursuant to a Note Conversion Agreement dated March 30, 1999, $500,000 of the Notes were converted by one Note holder into 175,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share. Pursuant to another Note Conversion Agreement dated May 5, 1999, $250,000 of the Notes and accrued interest were converted by one Note holder into 100,000 shares of Common Stock. In September 1999, four investors converted their Notes in the aggregate principal amount of $600,000 plus accrued interest to 135,044 shares of the Company's Common Stock at a purchase price of $4.57 per share and one-year warrants to purchase an aggregate of 33,758 shares of the Company's Common Stock at an exercise price of $4.57 per share.

         In April 1998 certain accredited investors agreed to purchase in a private placement transaction an aggregate of 785,837 units (the "Units"), each Unit consisting of two shares of its $0.004 par value per share Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Shares") and a warrant to purchase one share of Common Stock at a price of $1.75 per share (the "Series A Warrants"), at a price of $1.20 per Unit, for a total consideration received by the Company of $943,003. Each of the Series A Preferred Shares was convertible into the Company's $0.004 par value Common Stock and was entitled to 5% cumulative annual dividend. Subject to their registration under, or exemption from, applicable federal and state securities laws, the Series A Warrants were exercisable to purchase Common Stock at any time before May 1, 2001. Closing procedures for such private placement were completed in May 1998. These Units were sold by the Company without the services of an agent.

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

         On February 25, 1999, the Company elected to cause the mandatory conversion of each of the outstanding Series A Preferred Shares into one share of Common Stock, for a total of 4,455,498 shares of Common Stock. On September 10, 1999, the Company exercised its option to redeem the unexercised Series A Warrants (other than the Agent's warrant) purchased by investors in the above-described Unit offering. Such redemption is at a price of $0.01 for each share of Common Stock issuable upon exercise of said unexercised Series A Warrants, subject to the rights of the warrantholders to exercise the Series A Warrants during the 30 day period beginning on the date of the Company's notice of redemption.

         In September 1999, in connection with the Velocity Express purchase, the Company called the Series A Warrants issued in connection with its sale in April and June of 1998 of its Series A Preferred stock, and raised an additional $3,461,000 through the issuance of 1,977,748 shares of Common Stock.

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

         Except with respect to its private placement of Series A Preferred Shares, no underwriter or placement agent was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. Except with respect to the July 1999 sale of 7,612 shares to the Company's employees, the securities in each transaction were sold to a limited group of accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 (the "Securities Act") in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act or Regulation D thereunder. Except where otherwise indicated, the Company used and intends to use the net proceeds from the sale of these securities for working capital and to fund acquisitions.

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

GENERAL

         From 1996 until the beginning of 1999, the primary business of the Company was the development, manufacture and marketing of self-service, automated shipping systems for use by consumers and small businesses who ship packages and priority letters through major carriers in the air express and package delivery market. Historically, the Company placed these kiosks in service in multiple locations of major retailers.

         In 1998 and 1999, the Company substantially revised its historical business of providing automated self-service shipping kiosks by focusing on the estimated $15 billion same-day delivery industry. Based on its market research, the Company found that this industry was highly fragmented, dominated by an estimated 6,000 small companies, with no dominant national brands and relatively low technological sophistication. The Company also felt that the same-day delivery industry could benefit from a variety of emerging economic and technological trends, such as the movement toward outsourcing of corporate services, the explosive growth of e-commerce, the increasing use of the Internet and the availability of sophisticated communications technologies. The Company concluded that these circumstances presented it with an opportunity for growth. As a result, the Company adopted a new strategy of growth through acquisitions in the same-day delivery industry. The Company's goal was to develop a national network of delivery services and to combine it with sophisticated communications technology and a national brand identity.

         The Company began to acquire small local courier companies in 1998. In December of that year, the Company acquired the assets of JEL Trucking, Inc., a Minneapolis-based trucking company engaged in dock truck and courier shipments. In January 1999 the Company acquired Twin City Transportation, Inc., a Minneapolis and St. Paul based courier with revenues of approximately $1.8 million. These initial acquisitions allowed the Company to refine and focus its consolidation strategy.

         With the acquisition of Velocity Express, the Company has achieved its goal of developing a national network of same-day delivery capabilities. As the largest same-day delivery company in the United States, the Company believes that it is the only service provider in the industry with the kind of national presence and variety of service offerings needed to support the growing demands of corporate customers and e-commerce for reliability, speed and outsourcing capabilities. The Company intends to continue its strategy of growth through acquisition and also plans to utilize sophisticated technology to provide greater value to its current and potential customers. The Company's goal is to become the premier corporate same-day transportation corporate outsourcing and e-commerce delivery and support company in the United States.

RESULTS OF OPERATIONS

         Revenue for the fiscal year ended July 1, 2000, increased $469,669,000 or 31,670% to $471,152,000 from $1,483,000 for the fiscal year ended June 30, 1999. This increase in revenues is principally a result of the Velocity Express acquisition.

         Cost of services increased by $378,110,000 or 50,685% to $378,856,000 from $746,000 in fiscal year 1999. The increase is primarily due to the Velocity Express acquisition.

         General and administrative expenses for the fiscal year ended July 1, 2000, increased $96,529,000 or 3,275% to $99,476,000 from $2,947,000 in fiscal year 1999. The increase is principally due to the Velocity Express acquisition.

         Marketing and sales expenses increased $15,748,000 or 4,090% to $16,133,000 from $385,000 in fiscal year 1999. The increase is principally due to the Velocity Express acquisition.

         Research and Development expenses for the fiscal year ended July 1, 2000, decreased $296,000 or 100% to $0 from $296,000 in fiscal year 1999.
Research and Development activities were temporarily suspended as a result of a redirected focus on turnaround planning and integration of the Velocity Express acquisition. Research and Development activities are expected to resume in fiscal year 2001.

         Interest income for the fiscal year ended July 1, 2000 increased $5,000 or 9.62% to $57,000 from $52,000 in fiscal year 1999. Interest expense increased to $5,329,000 for the fiscal year ended July 1, 2000, compared to $56,000 for the fiscal year ended June 30, 1999. The increase in interest income is the result of the debt taken on to complete the Velocity Express acquisition.

         Net loss for the fiscal year ended July 1, 2000 increased by $25,317,000 to $28,212,000 from $2,895,000 for the comparable period in the prior year. The Company expects to incur additional losses as it continues to implement its business strategy to offset its operating expenses. Net loss applicable to common shareholders for the fiscal year ended July 1, 2000 included a single charge for the beneficial conversion feature of the Series B Convertible Preferred Stock of $3,508,000.

LIQUIDITY AND CAPITAL RESOURCES

         In order to finance its revised business strategy, the Company raised over $46,360,000 through the sale of its Common Stock, Series B Convertible Preferred Stock and warrants in private placements and the exercise of stock options during the fiscal year ended July 1, 2000. In addition, the Company converted into Common Stock, at a price of $4.50 per share, its short and medium-term promissory notes in the aggregate original principal amount of $617,000 during the fiscal year ended July 1, 2000.

         The Company incurred an operating loss of approximately $23 million for the year ended July 1, 2000 and has a negative working capital of approximately $42 million at July 1, 2000 which the Company is addressing as it continues to integrate and improve the operating results of the Velocity Express acquisition. Although the operating loss for fiscal 2000 was not unexpected, the Company's ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2001.

         In conjunction with institutional debt financing for the Velocity Express acquisition, the Company is subject to certain financial covenants for which it was not in compliance at various times in fiscal 2000. The Company was successful in obtaining waivers for the violations, however, there is no assurance that such waivers, if needed, will be available from the Company's lenders in the future.

         The Company's operating plans include the continued implementation of integration and consolidation activities it had initiated in fiscal 2000 to further improve the operating performance of the Velocity Express acquisition as well as specific initiatives to reduce specific cash expenditures related to general and administrative expenses.

         The Company is dependent upon achieving certain revenue and expense targets in its financial plan for fiscal 2001. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities, however, there can be no assurance that such funding can be obtained.

         Subsequent to year-end, the Company has negotiated more favorable debt covenants with its primary lenders to facilitate access to financing. In addition, the Company has raised an additional $12 million in connection with the issuance to the TH Li Funds of its Series C Preferred (see Recent Sales of Unregistered Securities). The Company believes that the additional borrowing capacity it should have available as a result of working with its lenders in establishing revised debt covenants, the additional proceeds it received from the sale of its Series C Preferred to the TH Li Funds, as well as the continued implementation of the efforts it has initiated and expects to continue to reduce cash expenditures, will allow it meet its fiscal 2001 financial plan. The Company further believes that the reduction in costs will not have a material adverse impact on its revenue growth.

ITEM 7. FINANCIAL STATEMENTS


               United Shipping & Technology, Inc. and Subsidiaries

                        Consolidated Financial Statements


                         July 1, 2000 and June 30, 1999



                                    CONTENTS

Report of Independent Auditors................................................24
Independent Auditor's Report..................................................25

Consolidated Financial Statements

Consolidated Balance Sheets...................................................26
Consolidated Statements of Operations.........................................28
Consolidated Statements of Shareholders' (Deficit) Equity.....................29
Consolidated Statements of Cash Flows.........................................30
Notes to Consolidated Financial Statements....................................32

                         Report of Independent Auditors


The Board of Directors and Shareholders
United Shipping & Technology, Inc.

We have audited the accompanying consolidated balance sheet of United Shipping & Technology, Inc. and Subsidiaries (the "Company") as of July 1, 2000, and the related consolidated statements of operations, cash flows and shareholders' deficit for the year ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 1, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota
September 25, 2000

                          Independent Auditor's Report


Board of Directors
United Shipping & Technology, Inc.
Plymouth, Minnesota

We have audited the accompanying consolidated balance sheet of United Shipping & Technology, Inc. & Subsidiaries (formerly U-Ship, Inc.) as of June 30, 1999, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Shipping & Technology, Inc. & Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          /s/ LURIE, BESIKOF, LAPIDUS & CO., LLP
                                          LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
August 13, 1999

               United Shipping & Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (AMOUNTS IN THOUSANDS)

                                                           JULY 1,        JUNE 30,
                                                            2000            1999
                                                       ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                             $    3,993     $      252
   Accounts receivable, net of allowance for doubtful
     accounts of $2,575 and $23 in 2000 and 1999,
     respectively                                            57,698            275
   Accounts receivable - other                                3,960             --
   Stock subscription receivable                                 --            250
   Prepaid expenses                                           9,213            194
   Inventories                                                1,109            883
   Other current assets                                         163            122
                                                       ------------------------------
Total current assets                                         76,136          1,976

Property and equipment:
   Land                                                         488             --
   Buildings and leasehold improvements                       1,863             --
   Furniture, equipment and vehicles                         15,340          1,811
                                                       ------------------------------
                                                             17,691          1,811
   Less accumulated depreciation                             (4,895)          (953)
                                                       ------------------------------
                                                             12,796            858

Goodwill, net of accumulated amortization of $3,312
   and $46 in 2000 and 1999, respectively                    89,220          1,426
Notes receivable from related party                           1,354             --
Other assets                                                  2,217            128
                                                       ------------------------------
Total assets                                             $  181,723     $    4,388
                                                       ==============================

                                                              JULY 1,        JUNE 30,
                                                               2000            1999
                                                          -------------------------------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Trade accounts payable                                    $   30,792     $      557
   Accrued insurance and claims                                  42,238             --
   Accrued wages and benefits                                     9,020             --
   Accrued legal and claims                                      16,192             --
   Other accrued liabilities                                     12,669            228
   Current maturities of long-term debt and capital lease
     obligations                                                  7,167             40
                                                          -------------------------------
Total current liabilities                                       118,078            825

Long-term debt, including capital lease obligations
   (net of current maturities)                                   39,495            617
Other long-term accrued liabilities                                  12             --

Series B redeemable preferred stock                              25,261             --

Shareholders' (deficit) equity:
   Common stock, $0.004 par value:
     Authorized shares - 75,000
     Issued and outstanding shares - 16,400 and 10,611
       in 2000 and 1999, respectively                                65             42
   Additional paid-in capital                                    43,240         15,571
   Accumulated deficit                                          (44,387)       (12,667)
   Accumulated other comprehensive loss                             (41)            --
                                                          -------------------------------
Total shareholders' (deficit) equity                             (1,123)         2,946
                                                          -------------------------------
Total liabilities and shareholders' (deficit) equity         $  181,723     $    4,388
                                                          ===============================


SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED
                                                         JULY 1,       JUNE 30,
                                                          2000          1999
                                                    -------------------------------
Revenue                                                $  471,152     $    1,483
Cost of services                                          378,856            746
                                                    -------------------------------
Gross profit                                               92,296            737

Operating expenses:
   General and administrative                              99,476          2,947
   Marketing and sales                                     16,133            385
   Research and development                                    --            296
                                                    -------------------------------
Total operating expenses                                  115,609          3,628
                                                    -------------------------------
Loss from operations                                      (23,313)        (2,891)

Other income (expense):
   Interest expense                                        (5,329)           (56)
   Other income                                               373             --
   Interest income                                             57             52
                                                    -------------------------------
Net loss                                               $  (28,212)    $   (2,895)
                                                    ===============================

Net loss applicable to common shareholders             $  (31,720)    $   (2,895)
                                                    ===============================

Basic and diluted net loss per share                   $    (2.27)    $     (.42)
                                                    ===============================

Basic and diluted weighted average number of common
  shares outstanding                                       13,954          6,882
                                                    ===============================


SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

            Consolidated Statements of Shareholders' (Deficit) Equity
                             (AMOUNTS IN THOUSANDS)

                                                       SERIES A
                                                CUMULATIVE CONVERTIBLE                                         ACCUMULATED
                                                   PREFERRED STOCK     COMMON STOCK     ADDITIONAL                OTHER
                                                --------------------------------------   PAID-IN  ACCUMULATED COMPREHENSIVE
                                                   SHARES    AMOUNT   SHARES    AMOUNT   CAPITAL    DEFICIT       LOSS       TOTAL
                                                ------------------------------------------------------------------------------------
Balance at June 30, 1998                            4,455   $    18    4,980   $    20   $ 12,935   $ (9,772)    $    --   $  3,201
   Acquisition of JEL Trucking, Inc.                   --        --      100        --         60         --          --         60
   Acquisition of Twin City Transportation, Inc.       --        --      423         2        908         --          --        910
   Conversion of preferred stock                   (4,455)      (18)   4,456        18         --         --          --         --
   Warrants issued to purchase common stock            --        --       --        --        135         --          --        135
   Stock options exercised                             --        --      121        --        166         --          --        166
   Warrants exercised                                  --        --       20        --         58         --          --         58
   Conversion of notes payable and accrued
     interest                                          --        --      275         1        762         --          --        763
   Private placement of common stock                   --        --      236         1        547         --          --        548
   Net loss and comprehensive loss                     --        --       --        --         --     (2,895)         --     (2,895)
                                                ------------------------------------------------------------------------------------
Balance at June 30, 1999                               --        --   10,611        42     15,571    (12,667)         --      2,946
   Private placement of common stock                   --        --    2,901        12     15,764         --          --     15,776
   Warrants related to senior subordinated note        --        --       --        --      1,708         --          --      1,708
   Value of preferred stock conversion feature         --        --       --        --      3,508     (3,508)         --         --
   Stock options exercised                             --        --      366         1      1,633         --          --      1,634
   Warrants exercised                                  --        --    2,351         9      4,344         --          --      4,353
   Conversion of notes payable and accrued
     interest                                          --        --      135         1        616         --          --        617
   Other                                               --        --       36        --         96         --          --         96

   Net loss                                            --        --       --        --         --    (28,212)         --    (28,212)
   Foreign currency translation                        --        --       --        --         --         --         (41)       (41)
                                                                                                                           ---------
   Comprehensive loss                                  --                                                                   (28,253)
                                                ------------------------------------------------------------------------------------
Balance at July 1, 2000                                --   $    --   16,400   $    65   $ 43,240   $(44,387)    $   (41)  $ (1,123)
                                                ====================================================================================

SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (AMOUNTS IN THOUSANDS)

                                                                      YEAR ENDED
                                                                 JULY 1,      JUNE 30,
                                                                  2000          1999
                                                            -----------------------------
OPERATING ACTIVITIES
Net loss                                                       $ (28,212)    $  (2,895)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                 4,696           348
     Amortization                                                  3,742            80
     Other                                                         1,219            --
     Loss on retirement of equipment                                  52            --
     Non-cash portion of merger and restructuring charge              71            --
     Changes in operating assets and liabilities:
       Accounts receivable                                        (4,365)           74
       Other current assets                                       (5,850)         (168)
       Other assets                                                1,794            55
       Accounts payable                                           13,184           392
       Accrued liabilities and deferred revenue                   (5,224)           77
                                                            -----------------------------
Cash used in operating activities                                (18,893)       (2,037)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                      498            --
Purchases of property and equipment                               (4,223)         (557)
Acquisition of business, net of cash acquired                    (58,513)         (810)
Notes receivable                                                  (1,354)         (122)
Purchases of short-term investments                                   --            --
Redemption of short-term investments                                  --         1,700
Other, net                                                          (111)          (42)
                                                            -----------------------------
Cash (used in) provided by investing activities                  (63,703)          169

FINANCING ACTIVITIES
Payments on notes payable and long-term debt                      (4,388)          (58)
Proceeds from notes payable and long-term debt                    44,416         1,350
Proceeds from stock subscription                                     250            18
Proceeds from sale of common stock                                15,776           480
Proceeds from sale of redeemable preferred stock                  25,261            --
Proceeds from sale of warrants                                        --           135
Proceeds from exercise of options and warrants                     5,987           224
Expenditures related to sales of preferred and common stock         (914)         (183)
                                                            -----------------------------
Cash provided by financing activities                             86,388         1,966

Effect of currency exchange rate changes on cash                     (51)           --
                                                            -----------------------------
Net increase in cash and cash equivalents                          3,741            98
Cash and cash equivalents, beginning of year                         252           154
                                                            -----------------------------
Cash and cash equivalents, end of year                         $   3,993     $     252
                                                            =============================

               United Shipping & Technology, Inc. and Subsidiaries

                                                                     YEAR ENDED
                                                                JULY 1,      JUNE 30,
                                                                 2000          1999
                                                            ----------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                         $   5,023    $      24
                                                            ============================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Issuance of common stock through the conversion of debt        $     617    $     763
                                                            ============================

Value of warrants issued in lieu of services performed         $   1,219    $      --
                                                            ============================

Property and equipment returned to inventory                   $      --    $     406
                                                            ============================


SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  July 1, 2000



1. DESCRIPTION OF BUSINESS

United Shipping & Technology, Inc. and its subsidiaries, (collectively, the "Company") are engaged in the business of providing same-day delivery and distribution/logistics services to individual consumers and businesses, as well as developing, manufacturing and operating equipment used as automated self-service intelligent shipping kiosks. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, are not required.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Effective fiscal year 2000, the Company adopted a change in its fiscal year from a June 30th year end to a 52-53 week fiscal year ending on the Saturday closest to June 30th, whereby each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. For fiscal year 2000, the quarter end dates were October 2, 1999, January 1, 2000, April 1, 2000 and July 1, 2000.

REVENUE RECOGNITION

Revenue from the same-day delivery services is recognized when services are rendered to customers. Revenue arising from the automated self-service intelligent shipping kiosks is recognized upon delivery and installation of the kiosks.

               United Shipping & Technology, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

                                                                 YEAR ENDED
                                                           JULY 1,        JUNE 30,
                                                            2000            1999
                                                       -----------------------------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Numerator:
  Net loss                                                $ (28,212)    $  (2,895)
  Beneficial conversion feature                              (3,508)           --
                                                       -----------------------------
  Adjusted net loss applicable to common
    shareholders                                          $ (31,720)    $  (2,895)
                                                       =============================

Denominator for basic and diluted loss per share -
  weighted average shares                                    13,954         6,882
                                                       =============================

Basic and diluted loss per share                          $   (2.27)    $    (.42)
                                                       =============================

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

               United Shipping & Technology, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents, consisting primarily of money market accounts, and are carried at cost which approximates market.

INVENTORIES

Inventories are stated at the lower of cost, using the first-in, first-out method ("FIFO"), or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings and leasehold improvements are 40 years or the life of the lease and are three to seven years for furniture, equipment and vehicles.

INCOME TAXES

The Company accounts for income taxes following the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred.

               United Shipping & Technology, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK PLANS AND AWARDS

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), in accounting for its employee stock options. Under APB 25, since the exercise price of employee and director stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income in the consolidated statement of shareholders' (deficit) equity.

GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible assets acquired in business combinations and is generally amortized on a straight-line basis over 15 years.

LONG-LIVED ASSETS

The Company follows SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets, including goodwill, be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

               United Shipping & Technology, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit.

Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company's services are sold and the dispersion of those services across many industries and geographic areas. An allowance for doubtful accounts is reviewed periodically based on management's evaluation of collectibility, historical experiences, and other economic factors.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 2, 2000, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company's results of operations or financial position.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AND INTERPRETATION OF APB OPINION NO. 25. The Interpretation, which is effective prospectively as of July 1, 2000, requires that stock options that have been modified in such a way to trigger a new measurement date be accounted for as variable. The Company has not modified its stock plan or its options outstanding, therefore, the Company will continue to account for its stock options as fixed.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

               United Shipping & Technology, Inc. and Subsidiaries

3. ACQUISITIONS

Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. ("CEX") all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. ("CEDS"), a provider of same-day delivery solutions. The purchase price was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43 million in cash provided by an institutional debt financier and an investment firm, and $19.5 million in a combination of short- and long-term notes issued to CEX. The Company, as a result of the acquisition, received approximately $86.6 million of CEDS' assets and assumed approximately $115.3 million of CEDS' liabilities, which resulted in the Company recognizing approximately $91.2 million in goodwill. The results of CEDS' operations have been included in the Company's consolidated financial statements since August 28, 1999.

The final purchase price adjustments have not been finalized with CEX. The Company expects to complete adjustments to the allocation of the purchase price by the second quarter of fiscal year 2001.

In connection with the August 28, 1999 acquisition of CEDS, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. During the fourth quarter of fiscal 2000, the plan was finalized and final adjustments of approximately $1.5 million were made to the acquisition cost allocation. As of July 1, 2000, approximately $1.5 million in costs (primarily related to severance payments and lease terminations) has been charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the year.

The following represents the activity within these accruals (in thousands):

   Balance at June 30, 1999                                           $    --

     Additions                                                          3,929
     Payments                                                          (1,451)
                                                                   -------------
   Balance at July 1, 2000                                            $ 2,478
                                                                   =============

               United Shipping & Technology, Inc. and Subsidiaries

3. ACQUISITIONS (CONTINUED)

In connection with the acquisition of CEDS, the Company incurred or may incur fees for merger and acquisition related services totaling up to $5.0 million. These fees consist of $3.8 million upon the closing of the transaction and possible contingent payments of up to $1.2 million. The contingent payments are due in annual increments of $.6 million in fiscal years 2001 and 2002, upon the Company achieving various revenue targets. The Company has paid the $3.8 million of fees that were due upon the closing. Given the nature of the contingent portion of the agreement, the Company will recognize the expense associated with the contingent payments if and at the time the revenue targets are achieved. If the revenue targets are not achieved, the Company is not liable for the contingent portion of the agreement.

On January 13, 1999, the Company acquired Twin City Transportation, Inc. ("TCT"). TCT was an established courier service operating in the Minneapolis-St. Paul metropolitan area. Under the terms of the merger agreement, the common stock of TCT was exchanged for 423,300 shares of the Company's common stock valued at $.9 million, a warrant for the purchase of 1,000 shares of common stock exercisable at $1.063 per share, cash of $.4 million, payment by the Company of $.3 million for TCT liabilities, and acquisition expenses.

The following unaudited pro forma financial information gives effect to the CEDS and TCT acquisitions as if they had occurred at the beginning of fiscal years 2000 and 1999. The pro forma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would result had the acquisitions occurred on the dates indicated, or which may result in the future.

                                                    2000               1999
                                               --------------------------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)

   Revenue                                        $558,428            $607,612
   Loss from operations                            (28,344)            (36,337)
   Net loss applicable to common shareholders      (37,553)            (42,357)

   Basic and diluted net loss per share           $  (2.69)           $  (6.15)

               United Shipping & Technology, Inc. and Subsidiaries

3. ACQUISITIONS (CONTINUED)

On December 11, 1998, the Company acquired substantially all the assets and assumed certain liabilities of JEL Trucking, Inc., a Minneapolis based trucking company engaged in dock truck and courier shipments. The purchase price included 100,000 shares of the Company's common stock valued at approximately $60,000 and cash of approximately $.1 million.

All acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase prices were allocated to the net assets acquired based upon their estimated fair values.

4. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consisted of the following:

                                                  JULY 1,        JUNE 30,
                                                   2000            1999
                                               ---------------------------

 Revolving note                                   $21,903        $   --
 Senior subordinated note                           3,577            --
 Long-term subordinated note to CEX                 6,519            --
 Short-term subordinated note to CEX                4,404            --
 Convertible subordinated note to CEX               3,600            --
 9% convertible subordinated note                     951            --
 Equipment financing debt                           5,471            --
 Various other notes and leases                       237           657
                                               ---------------------------
                                                   46,662           657
 Less current maturities                           (7,167)          (40)
                                               ---------------------------
                                                  $39,495        $  617
                                               ===========================

               United Shipping & Technology, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

The future maturities on long-term debt consist of the following:

 Fiscal year:
   2001                                                              $ 7,167
   2002                                                                1,641
   2003                                                                1,641
   2004                                                                  547
   2005                                                               35,666
                                                                   ------------
                                                                     $46,662
                                                                   ============

Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables less the amount outstanding on the $5 million swing line note issued to the institutional debt financier ($29.4 million at July 1, 2000). Interest is payable monthly at a rate of prime plus 0.6% (9.6% at July 1, 2000). The Company may elect the rate of LIBOR plus 3% at its discretion from time to time. All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount aggregated $1.4 million at July 1, 2000. The discount is amortized over the five-year life of the note. The warrant has an exercise price of $3.1041 per share and entitles the holder to acquire, in whole or in part, 1,457,959 shares of the Company's common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement.

The long-term subordinated note issued to CEX has interest payable quarterly at 12% and is due September 24, 2004. The note is subordinate to the revolving note and the senior subordinated note.

The short-term subordinated note issued to CEX has interest payable quarterly at 9% and is due September 24, 2000. The note was reduced by the mandatory prepayment from the exercise of the Company's warrants issued in connection with the purchase of its Series A Preferred Stock in April and June of 1998. The note is subordinate to the revolving note and the senior subordinated note. Subsequent to July 1, 2000, as a result of the note's subordination to the revolving note, the Company was notified by the revolving note holder that it would not consent to the payment of the note to CEX at the September 24, 2000 due date. The Company continues to include the note in the accompanying balance sheet in current liabilities.

               United Shipping & Technology, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

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

As a result of the acquisition of CEDS, the Company was also liable on a 6% convertible subordinated note which was due January 31, 2000. In March 2000, the Company made a principal payment in the amount of $.5 million plus accrued interest and in April 2000 restructured the terms of the original agreement into a 9% convertible subordinated note in the amount of approximately $1.7 million. Under the new agreement, the Company is required to pay principal and interest in an amount equal to $.2 million (or such lesser amount if less than $.2 million of unpaid principal and accrued interest is outstanding) commencing May 1, 2000 and continuing until all principal and interest is paid or otherwise provided for. In connection with the new agreement, the Company also issued a warrant to purchase 15,000 shares of common stock at an exercise price of $12.925 per share. The Company recorded the fair value associated with this warrant as a discount against the carrying value of the note.

Equipment financing debt is payable in 48 monthly payments of $186,000 at an interest rate of 12%.

Substantially all of the assets and operations of the CEDS have been pledged to secure borrowings under the revolving note, the senior subordinated note and the CEX subordinated notes. The Company is subject to certain restricted covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenants related to minimum EBITDA and minimum fixed charge coverage ratio. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK

                                                        AUTHORIZED       PAR
                                                          SHARES        VALUE
                                                      --------------------------

Series A Cumulative Convertible Preferred Stock          4,500,000      $.004
Series B Convertible and Redeemable Preferred Stock     10,000,000       .004
Series C Convertible Preferred Stock                     5,000,000       .004
Preferred stock - undesignated                           5,500,000       .004
Common stock                                            75,000,000       .004

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

In April 1998, the Company designated 4,500,000 shares of authorized but unissued preferred stock as Series A Cumulative Convertible Preferred Stock. The Series A preferred shares were convertible into common stock and were entitled to a cumulative annual dividend of $0.03 per share. The stock was convertible beginning November 1, 1998, at an initial conversion rate of one share of common stock for each preferred share, to be adjusted if additional common stock was issued for less than $0.60 per share. This preferred stock contained restrictions on the issuance of additional stock with priority, or parity with the stock, mergers, consolidations, or disposals of all or substantially all assets of the Company. This preferred stock also contained certain liquidation preferences.

The Company sold 4,455,498 shares of its Series A Cumulative Convertible Preferred Stock in private placements in May and June 1998, raising approximately $2,421,000, net of expenses of approximately $252,000. The shares were sold in units at a purchase price of $1.20 per unit, each unit consisting of two preferred shares and one warrant to purchase one share of common stock at a price of $1.75 per share. The warrants were exercisable any time before May 1, 2001. The shares were sold to various investors, certain directors, and officers of the Company. In connection with the private placement in June 1998, the placement agent received warrants to purchase up to 288,381 shares of common stock at $0.60 per share. These warrants were exercisable for three years beginning one year from date of issuance.

In February 1999, the Company converted all Series A Cumulative Convertible Preferred Stock to an equal number of shares of common stock.

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

SERIES B CONVERTIBLE AND REDEEMABLE PREFERRED STOCK

In May 2000, the Company entered into an agreement to sell 2,806,797 shares of the Company's Series B Convertible and Redeemable Preferred Stock ("Series B Preferred") at a price of $9.00 per share for a total of approximately $25.3 million. The preferred shares require the Company to redeem each outstanding share at $9.00 per share, subject to adjustment, on May 31, 2006. The Company agreed to issue with the preferred shares three warrants pending the approval of the Company's shareholders. On August 14, 2000 at a special meeting of shareholders the warrant issuance and exercise was approved. The terms of the three warrants are as follows:

   * A warrant to purchase the number of shares of Series B Preferred equal to an aggregate of $30 million divided by the 45 day average closing sales price of the Company's common stock immediately prior to the date of exercise. The fair value of this preferred warrant was determined to be approximately $4.4 million at the date of shareholder approval. The warrant expires on November 30, 2001.

   * A warrant to purchase up to an aggregate of 452,901 shares of Series B Preferred at an exercise price of $9.00 per share, subject to adjustment in order to prevent dilution. The fair value of this preferred warrant was determined to be approximately $.6 million at the date of shareholder approval. The warrant expires on November 30, 2001.

   * A warrant to purchase an aggregate of 425,000 shares of the Company's common stock. The warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 3,000,000 options granted under the Company's 2000 Stock Options Plan are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The fair value of this warrant was determined to be approximately $.4 million at the date of shareholder approval. The warrant expires on May 31, 2004.

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

The fair value of the warrants issued with the Series B Preferred will be allocated from the carrying amount of the Series B Preferred to the respective warrants at the August 14, 2000 measurement date. Subsequent to that date, the Series B Preferred will be accreted up to its redemption amount. The shares of the Series B Preferred are convertible into shares of the Company's common stock at a rate of 1:1 subject to adjustment to prevent dilution.

The Company's Series B Preferred was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $3.5 million and was recognized as a return to the preferred shareholders at the date of issuance since the Series B Preferred is immediately convertible.

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to the Company's fiscal year end, in September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock at $6.00 per share for total proceeds of approximately $12 million. The Series C Convertible Preferred Stock is convertible at any time at a price of $6.00, subject to adjustment in order to prevent dilution. The preferred shares require the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006. In connection with the issuance of the Series C Convertible Preferred Stock, the Company issued warrants to purchase 825,484 shares of the Company's Series C Convertible Preferred Stock at an exercise price of $.01 per share.

In exchange for the Series C Warrants, the Company canceled two warrants to purchase Series B Preferred issued in May 2000 and approved on August 14, 2000.

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

COMMON STOCK

In January 2000, an accredited investor purchased 666,667 shares of the Company's common stock at $7.50 per share for a total purchase price of $5,000,000.

In December 1999, the Company issued to a director 22,083 shares of common stock in payment for consulting fees performed on behalf of the Company. Also in January 2000, the Company sold to five accredited investors an aggregate of 25,000 shares of common stock at a purchase price of $5.025 per share, together with warrants to purchase an aggregate of 2,500 shares of common stock at an exercise price of $12.50 per share for a period of five years.

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

In September 1999, the Company sold to five accredited investors 124,000 shares of common stock at a purchase price of $4.50 per share, together with warrants to purchase an aggregate of 41,333 shares of common stock at an exercise price of $4.50 per share for a period of one year.

Between July 26, 1999 and August 12, 1999 the Company sold to four accredited investors an aggregate of 237,000 shares of common stock at prices ranging from $2.87 to $3.50 per share, for an aggregate of $750,000. In connection with the sales, the Company issued to two of the purchasers one-year warrants to purchase an aggregate of 16,668 shares of common stock at an exercise price of $2.25 per share.

In July 1999, the Company sold to certain of its employees an aggregate of 7,612 shares of its common stock at a purchase price of $3.00 per share.

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

In August 2000, pursuant to a settlement agreement dated June 20, 2000, between the Company and a former employee, the Company issued 100,000 shares of the Company's common stock in connection with the settlement of certain litigation. These shares were placed in escrow pending the registration of the shares or the earlier termination of the Agreement.

STOCK OPTIONS AND WARRANTS

The Company currently sponsors the 1995 Stock Option Plan and the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 5,160,000 shares. Options may be granted to employees, directors and consultants at option prices not less than the fair market value of the Company's common stock on the date of grant. The majority of the options vest annually in equal amounts over a four-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. No performance shares or restricted stock are outstanding at July 1, 2000.

The Company has 259,245 shares reserved for grants under the option plans at July 1, 2000.

A summary of the status of the Company's stock option plans as of July 1, 2000 and activity during the three fiscal years then ended is presented below:

                                                                          WEIGHTED
                                          OPTIONS OUTSTANDING             AVERAGE
                                            UNDER THE PLAN                EXERCISE
                                  ------------------------------------     PRICE
                                         ISO            NON-ISO          PER SHARE
                                  ------------------------------------ --------------
 Balance at June 30, 1998                130,250          637,500            1.10
   Options granted                       450,500               -0-           1.91
   Options exercised                     (11,000)        (110,000)           1.38
   Options forfeited                     (90,500)              --            3.77
                                  ------------------------------------
 Balance at June 30, 1999                479,250          527,500            1.11
   Options granted                     2,962,105          810,900            9.37
   Options exercised                     (16,000)        (350,000)           4.47
                                  ------------------------------------
 Balance at July 1, 2000               3,425,355          988,400           $7.96
                                  ====================================

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
 ---------------------------------------------------------------------  ---------------------------------
                                         WEIGHTED
                           SHARES         AVERAGE        WEIGHTED            SHARES          WEIGHTED
                        OUTSTANDING      REMAINING       AVERAGE           EXERCISABLE       AVERAGE
       RANGE OF          AT JULY 1,     CONTRACTUAL      EXERCISE          AT JULY 1,        EXERCISE
    EXERCISE PRICES         2000           LIFE           PRICE               2000            PRICE
 ---------------------------------------------------------------------  ---------------------------------
   $  .19 - $  .40          560,000       7.3 years       $  .40               560,000        $  .40
     1.13 -   1.50          310,000       6.6 years         1.25               270,000          1.26
     2.94 -   3.50          120,750       7.1 years         3.22               104,950          3.21
     4.50 -   5.00          585,690       9.3 years         4.63               569,190          4.63
    10.75 -  14.86        2,837,315       4.9 years        10.94               955,000         10.88
                       --------------                                     --------------
                          4,413,755       6.0 years       $ 7.96             2,459,140        $ 5.66
                       ==============                                     ==============

                                                 2000                     1999
                                       ------------------------- ------------------------
                                                     WEIGHTED                  WEIGHTED
                                                      AVERAGE                  AVERAGE
                                                     EXERCISE                  EXERCISE
                                         WARRANTS      PRICE       WARRANTS     PRICE
                                       ------------------------- ------------------------
 Balance at beginning of year             3,965,999    $2.47        3,700,826    $2.05
   Granted                                2,334,597     6.39          396,333     2.34
   Exercised                             (2,350,612)    2.09          (20,000)    2.92
   Forfeited                               (175,998)    3.90         (111,160)    3.48
                                       --------------            --------------
 Balance at end of year                   3,773,986    $5.59        3,965,999    $2.47
                                       ==============            ==============

                                                              WEIGHTED AVERAGE
                                                   --------------------------------------
                                                         REMAINING            EXERCISE
    RANGE OF EXERCISE PRICES        WARRANTS         CONTRACTUAL LIFE           PRICE
 ------------------------------------------------  --------------------------------------
      $  .600 - $ 1.063             383,660             3.00 years             $  .67
        1.750 -   2.265             557,068             3.40 years               1.85
        2.800 -   3.250           1,769,309             9.10 years               3.06
        3.500 -   4.500             364,423             2.30 years               4.07
        5.025 -   7.500             502,923             4.00 years               6.75
       10.150 -  12.925             196,603             4.30 years              12.53
                               ---------------
                                  3,773,986             7.44 years             $ 5.59
                               ===============

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

In November 1999, the Company issued a non-qualified option outside of the Company's 1995 Stock Option Plan to an employee for the purchase of 75,000 shares of common stock at a purchase price of $4.95 per share.

In June 2000 the Company issued a non-qualified stock option outside of the Company's 2000 Stock Option Plan to an employee for the purchase of 250,000 shares of common stock at a purchase price of $10.875 per share.

In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company continues to elect to utilize APB Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for fiscal years 2000 and 1999:


                                                               2000       1999
                                                           ---------------------

 Net loss applicable to common shareholders - as reported   $(31,720)   $(2,895)
 Net loss applicable to common shareholders - pro forma      (36,799)    (3,063)

 Net loss per share - basic and diluted as reported         $  (2.27)   $  (.42)
 Net loss per share - basic and diluted pro forma              (2.64)      (.45)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                                               2000       1999
                                                           ---------------------

 Expected dividend yield                                        --          --
 Expected stock volatility                                     134%        167%
 Risk-free interest rate                                      6.17%       5.10%
 Expected life of options                                        5           5

               United Shipping & Technology, Inc. and Subsidiaries

5. PREFERRED AND COMMON STOCK (CONTINUED)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Under the forgoing assumptions, the weighted-average fair value of each option granted during fiscal year 2000 and 1999 was $8.27 and $1.81, respectively.

6. INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (in thousands):

                                                JULY 1,        JUNE 30,
                                                 2000            1999
                                            -----------------------------
 Deferred tax assets:
   Net operating loss carryforwards            $ 17,331       $ 4,500
   Reserves, allowances and accruals              1,180           114
                                            -----------------------------
                                                 18,511         4,614
 Deferred tax liabilities                        (1,690)         (143)
                                            -----------------------------
                                                 16,821         4,471
 Valuation allowance                            (16,821)       (4,471)
                                            -----------------------------
                                               $     --       $    --
                                            =============================

At July 1, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $45.6 million, which expire 2005 through 2020. A portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $12.4 million and $.9 million in fiscal years 2000 and 1999, respectively, and resulted principally from net operating loss carryforwards.

               United Shipping & Technology, Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases equipment, vehicles, and buildings under non-cancelable leases. Future minimum lease commitments under non-cancelable leases as of July 1, 2000 were as follows (in thousands):

                                                                     OPERATING
                                                                       LEASES
                                                                   -------------
 Fiscal year:
   2001                                                              $24,267
   2002                                                                6,384
   2003                                                                4,750
   2004                                                                3,390
   2005                                                                2,586
 Thereafter                                                              876
                                                                   -------------
                                                                     $42,253
                                                                   =============

Rent expense was $29.4 million and $.1 million during the years ended July 1, 2000 and June 30, 1999, respectively.

AUTOMOBILE AND WORKERS' COMPENSATION LIABILITIES

The Company is partially self-insured for automobile, workers' compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carriers and historical assumptions of development of unpaid liabilities over time.

               United Shipping & Technology, Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

The Company is subject to legal proceedings and claims that arise in the ordinary course of their business. The Company determined the size of its legal reserve with respect to these matters in accordance with generally accepted accounting principles based on management's estimate of the most likely liability. In the opinion of management, none of these legal proceedings or claims is expected to have a material effect upon the Company's financial position or results of operations. However, the impact on cash flows might be material in the periods such claims are settled and paid.

8. EMPLOYEE BENEFIT PLANS

The Company has defined contribution retirement plans (the "Plans") in accordance with Section 401(k) of the Internal Revenue Code. Under the Plans, the Company matches a portion of each eligible employee's salary. All full-time employees of the Company and its subsidiaries are eligible to participate in the Plans. The Company's matching contribution expense was $.9 million for the fiscal year ended July 1, 2000. The Company made no matching contributions for the fiscal year ended July 1, 1999.

9. RELATED PARTY TRANSACTIONS

At July 1, 2000, the Company had in its accounts payable and accrued liabilities balances amounts owed to Corporate Express, Inc. ("CEI"), a subsidiary of CEX, of approximately $2.1 million for products and services purchased by the Company during fiscal 2000, payments made to vendors on the CEDS' behalf subsequent to the acquisition and settlement of CEDS' cash balances for the effective date of the acquisition. Additionally, as of July 1, 2000, the Company had in its accounts receivable balance a receivable from CEI of approximately $.6 million related to delivery services provided to CEI.

One of the Company's board members is a partner in the senior subordinated note lender. In addition to the lender providing debt financing of $5 million for the CEDS acquisition, the board member and other partners in the senior subordinated note lender collectively purchased 23,648 shares of the Company's common stock and received 2,365 warrants at an exercise price of $12.50 per share. Proceeds from the sale of common stock was approximately $.1 million. These transactions were valued at the fair value of the Company's warrants and stock at the time of the transactions.

               United Shipping & Technology, Inc. and Subsidiaries

9. RELATED PARTY TRANSACTIONS (CONTINUED)

During fiscal 2000, the Company sold its Midnite Express operations to an employee of the Company. The employee resigned from the Company at the time of the sale. The Company received proceeds from the sale of approximately $1.6 million, which consisted of approximately $1.4 million in notes receivable and $.2 million in cash, the fair value allocated as a result of purchase accounting for the CEDS acquisition.

10. CASH REQUIREMENTS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $23 million for the year ended July 1, 2000 and has a negative working capital of approximately $42 million at July 1, 2000 which the Company is addressing as it continues to integrate and improve the operating results of the CEDS acquisition. Although the operating loss for fiscal 2000 was not unexpected, the Company's ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2001.

In conjunction with institutional debt financing for the CEDS acquisition, the Company is subject to certain financial covenants for which it was not in compliance at various times in fiscal 2000. The Company was successful in obtaining waivers for the violations, however, there is no assurance that such waivers, if needed, will be available from the Company's lenders in the future.

The Company's operating plans include the continued implementation of integration and consolidation activities it had initiated in fiscal 2000 to further improve the operating performance of the CEDS acquisition as well as specific initiatives to reduce specific cash expenditures related to general and administrative expenses.

The Company is dependent upon achieving certain revenue and expense targets in their financial plan for fiscal 2001. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities, however, there can be no assurance that such funding can be obtained.

               United Shipping & Technology, Inc. and Subsidiaries

10. CASH REQUIREMENTS (CONTINUED)

Subsequent to year-end, management has negotiated more favorable debt covenants with its primary lenders to facilitate access to financing. In addition, certain equity securities have been issued in a private placement (see Note 5). Management believes that with the additional borrowing capacity it should have available as a result of working with its lenders in establishing revised debt covenants, the additional proceeds it received from the sale of equity securities subsequent to its year end, as well as the continued implementation of its efforts it has initiated and expects to continue to reduce cash expenditures, it will meet its fiscal 2001 financial plan. Management further believes that the reduction in costs will not have a material adverse impact on its revenue growth.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for fiscal years 2000 and 1999 is as follows (in thousands, except per share data):

                                                  THREE MONTHS ENDED

                                  OCTOBER 2,    JANUARY 1,      APRIL 1,      JULY 1,
                                    1999           2000          2000          2000
                                ---------------------------------------------------------
 Fiscal year 2000:
   Revenue                         $53,724       $138,908      $138,900      $139,620
   Loss from operations             (1,479)       (10,092)       (6,423)       (5,319)
   Net loss applicable to
     common shareholders            (1,617)       (11,230)       (7,847)      (11,026)(1)

   Basic and diluted net loss
     per share                     $  (.15)      $   (.86)     $   (.50)     $   (.76)

 (1) The net loss applicable to common shareholders in the fourth quarter includes $3,508 for the impact of the beneficial conversion feature of the Company's Series B Preferred issued in May 2000.

               United Shipping & Technology, Inc. and Subsidiaries

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                    THREE MONTHS ENDED

                                   SEPTEMBER 30,   JANUARY 2,    MARCH 31,   JUNE 30,
                                       1998          1999          1999       1999
                                -------------------------------------------------------
 Fiscal year 1999:
   Revenue                            $ 124         $ 148         $ 483       $ 728
   Loss from operations                (626)         (670)         (771)       (824)
   Net loss                            (605)         (656)         (797)       (837)

   Basic and diluted net loss
     per share                        $(.12)        $(.13)        $(.11)      $(.06)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 10, 1999, the Company engaged Ernst & Young LLP ("Ernst & Young") as its principal independent accountant to audit its financial statements. On the same date, the Company informed Lurie, Besikof, Lapidus Y Co., LLP ("Lurie") that Lurie would no longer serve as the Company's independent accountant. The replacement of Lurie by Ernst & Young was approved by the Company's Board of Directors on November 10, 1999.

         Except for an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a gong concern to the Company's consolidated financial statements of and for the years ended June 30, 1999 and 1998, Lurie's reports on the Company's financial statements for the past two fiscal years have not contained an adverse opinion or a disclaimer of opinion principles. There have been no disagreements, during or subsequent to the Company's past two fiscal years, between the Company and Lurie on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Lurie's satisfaction, would have caused Lurie to make reference to the subject matter of such disagreements in connection with its report.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive offices of the Company are as follows:

NAME                   AGE      POSITION
--------------------------------------------------------------------------------

Peter C. Lytle         51       Chairman, President, Chief Executive Officer and
                                Director

Timothy G. Becker      40       Treasurer, Chief Financial Officer and Director

Marshall T. Masko      43       Vice Chairman and Director

Kenneth D. Zigrino     44       Vice President - Administration, General Counsel
                                and Secretary

Mark E. Ties           35       Vice President - Finance

Ronald G. Olson        59       Director

Marlin Rudebusch       54       Director

Susan M. Clemens       37       Director

Peter W. Kooman        45       Director

James G. Brown         36       Director

         PETER C. LYTLE. Mr. Lytle became employed by the Company in May 1998 and has served as the Company's Chairman, President, Chief Executive Officer and a director since June 1998. From March 1998 to May 1998, Mr. Lytle rendered consulting services to the Company in connection with its strategic restructuring. Mr. Lytle is a principal with the Business Development Group (the "BDG") which he co-founded in 1994. The BDG provides turn-around management services, investment banking and strategic planning to companies in the United States and Europe. His responsibilities at the BDG included acting as CEO and Chairman of Primo Piatto, Inc. during a successful acquisition of the Borden Pasta Manufacturing business (which was sold to Dakota Growers) and acting as Chairman of Pink Business Interiors during a successful employee buyout and reorganization. From 1986 to 1994, Mr. Lytle was employed by Land O' Lakes, Inc. in a variety of positions from Vice President of Advanced Food Sciences to General Manager of Business Development. Prior to that time he held executive positions with the Beatrice Companies and Allied International as Vice President of Marketing and Business Development. He currently is the Chairman of the Board of Directors of Pink Business Interiors, Inc. and North American Heritage Brands, Inc.

         TIMOTHY G. BECKER. Mr. Becker is a director of the Company and has served as its Chief Financial Officer and Treasurer since June 1998. From March 1998 to May 1998, Mr. Becker rendered consulting services to the Company in connection with its strategic restructuring. Since 1994, Mr. Becker has worked as a financial workout consultant for his own firm, the Becker Group, Ltd., and during this time Mr. Becker served as Chief Financial Officer of Primo Piatto, Inc. Between February 1992 and February 1994, Mr. Becker was employed as Director of Business Systems for Munsingwear, Inc. Prior to 1992, Mr. Becker, was employed as a Senior Manager with Ernst & Young LLP's Restructuring and Reorganization Consulting Practice. Mr. Becker has over 16 years of experience with a variety of companies during periods of financial crisis and rapid change along with positioning companies and their balance sheets for sale, merger or acquisitions. Mr. Becker is a Certified Public Accountant and is on the Board of Directors of Pink Business Interiors, Inc. and was a founding board member of the Minnesota Chapter of the Turnaround Management Association.

         MARSHALL T. MASKO. Mr. Masko was elected as Vice Chairman and a director of the Company in June 1998. In addition, Mr. Masko has been retained as an independent consultant to assist the Company in its marketing efforts. Mr. Masko is currently the Chief Executive Officer of North American Heritage Brands, Inc. From April 1996 to February 1998, Mr. Masko served as the Senior Vice President - Marketing of NordicTrack. From August 1994 to March 1996, he served as Senior Vice President and General Manager of K-tel, International. Prior to that, Mr. Masko was Group Vice President - Marketing for NordicTrack from January 1990 to July 1994. His career experience includes new product development, brand management, advertising management, direct response marketing, international marketing, sales and retail marketing, strategic planning and business development.

         KENNETH D. ZIGRINO. Mr. Zigrino joined the Company in May 1998 and has served as its Vice President of Administration, Secretary and General Counsel since June 1998. Mr. Zigrino has over 15 years experience in the practice of corporate and securities law. From March 1998 to June 1998 Mr. Zigrino rendered consulting services to the Company in connection with its strategic restructuring. Mr. Zigrino practiced law in his own firm between November 1996 and May 1998, and between January 1990 and January 1995 he served as President of the law firm of Zigrino & LoGalbo, P.A. From 1985 to 1990, Mr. Zigrino practiced corporate law at Winthrop & Weinstine, and at Robins, Zelle, Larson & Kaplan. Mr. Zigrino is currently on the Board of Directors of BioSun Systems Corporation.

         MARK E. TIES. Mr. Ties joined the Company in April 2000 as its Vice President of Finance. Mr. Ties is also the Vice President of Finance for Velocity Express. Mr. Ties has more than 13 years of financial experience, of which eight years have been at the executive level in a number of companies in varied industries. Since 1998 and prior to joining the Company, Mr. Ties was a Manager and Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments. From 1994 to 1998 Mr. Ties was the Chief Financial Officer of Progressive Beauty Enterprises, Inc., a regional distribution company. Prior to 1994 Mr. Ties was the corporate controller of MEI Salons, Inc. and prior to that he was a senior auditor for Coopers & Lybrand LLP. Mr. Ties is a Certified Public Accountant.

         RONALD G. OLSON. Mr. Olson was elected to the Company's Board in December 1998. Since March 2000 Mr. Olson has been a consultant to Grow Biz International, Inc., where he served as President, Chief Executive Officer and a Director from January 1990 until March 2000. Mr. Olson also served as President and Chief Executive Officer of Franchise Business Systems, Inc. since July 1988.

         MARLIN RUDEBUSCH. Mr. Rudebusch was elected to the Company's Board in March 1998. Mr. Rudebusch is an independent business consultant. From December 1997 to June 2000, Mr. Rudebusch was the

Business Unit Director for the Renal Systems division of Minntech Corporation. Prior to joining Minntech, he was Vice President of Marketing of Nutrition Medical from September 1994 through November 1997, and was Director of Marketing at AudioScience from 1993 to 1994. He served in various sales and marketing management positions at Medtronic, Inc. between 1981 to 1993.

         SUSAN M. CLEMENS. Ms. Clemens was elected to the Company's Board in June 1998. Since February 1998 Ms. Clemens has been employed by Dakota Growers Pasta Company in the position of Vice President of Human Resources. From August 1997 to February 1998, she was employed by Primo Piatto, Inc. as Vice President of Human Resources and Administration. From January 1993 to August 1997 Ms. Clemens was the Senior Human Resources Manager for Borden Foods Corporation. Between September 1986 to January 1993 she was employed by Tiro Industries, Inc. as Human Resources Manager.

         PETER W. KOOMAN. Mr. Kooman was elected to the Company's Board in November 1999. Mr. Kooman is a Managing Director of Bayview Capital Group, a private equity firm in Wayzata, Minnesota. Mr. Kooman joined Bayview Capital Group in July 1999. Between April 1990, and June 1999, Mr. Kooman served as Vice President and Chief Investment Officer for Waycrosse, Inc. in Minneapolis, Minnesota. Between 1984 and 1989, Mr. Kooman held various officer positions with First Bank Systems, most recently as Vice President of FBS Merchant Bank. Prior to 1984, Mr. Kooman worked for Fleet Financial Group.

         JAMES G. BROWN. Mr. Brown was elected to the Company's Board in July 2000. Mr. Brown is a founder and Managing Director of TH Lee.Putnam Internet Partners, a $1 billion Private Equity Fund focused exclusively on Internet and eCommerce companies. Previously, from 1995 to 1999, he served as a Senior Vice President and Industry Leader of GE Equity where he was responsible for strategic and financial investments in eCommerce/Internet, consumer services and media/entertainment companies. Prior to joining GE Equity, Mr. Brown worked with Lehman Brothers as a Vice President from 1994 to 1995. Before that, he served at Bain & Co., an international consulting firm, from 1992 to 1994. He began his career in the media industry, serving two years with A.C. Nielsen in research and two years with CBS Television Network in marketing. In addition to United Shipping and Technology, Mr. Brown is a director of HomePoint Corp., FaceTime Communications, Inc., Prescient Markets, RealPulse.com, Inc. and LN Holdings, Inc.

         There is no family relationship between directors or executive officers of the Company.

COMMITTEES

         The Company has established an Executive Committee, a Compensation Committee and an Audit Committee.

         The Executive Committee consisted of Susan M. Clemens and Peter C. Lytle. Marlin Rudebusch was an alternative member of the Executive Committee. The Executive Committee had the powers and exercised the duties of the Board of Directors in the management of the business of the corporation, subject to certain limitations, between meetings of the Board and while the Board is not in session. The Executive Committee did not meet in fiscal 2000, and was dissolved by the Company's Board of Directors on July 27, 2000.

         The Compensation Committee in fiscal 2000 consisted of Susan M. Clemens, Marlin Rudebusch and Peter C. Lytle. The Compensation Committee reviews and approves the Company's compensation policies and administers its option plans. The Compensation Committee did not meet in fiscal 2000. On July 27, 2000, the Board of Directors of the Company elected James G. Brown, Marlin Rudebusch and Peter C. Lytle as the members of the Compensation Committee.

         The Audit Committee in fiscal 2000 consisted of James Bartholomew and Timothy G. Becker. The Audit Committee is responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's auditors regarding the Company's accounting practices and systems of internal accounting controls. The Company adopted an Audit Committee Charter as required by Nasdaq.

The Audit Committee met once in fiscal 2000. On July 27, 2000, the Board of Directors of the Company elected James G. Brown, Peter W. Kooman and Ronald G. Olson as the members of the Audit Committee.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 2000 its directors and executive officers filed all reports on a timely basis except as follows: (a) securities ownership reports on Form 4 for Marshall
T. Masko, Marlin Rudebusch, Susan M. Clemens, Ronald G. Olson and James B. Brown in connection with the vesting of previously-granted director options that through inadvertence, were filed late.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company during the fiscal years ended July 1, 2000, June 30, 1999 and June 30, 1998.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                               ANNUAL                     LONG-TERM
                                            COMPENSATION                 COMPENSATION
                                            ------------             ---------------------
                                                                     SECURITIES UNDERLYING
                             FISCAL YEAR       SALARY        BONUS          OPTIONS
                             -----------       ------        -----          -------
Peter C. Lytle (1)              2000          $215,929     $105,000        525,000
Chief Executive Officer         1999          $100,000           $0        100,000
                                1998          $ 16,667           $0        125,000

Timothy G. Becker (2)           2000          $215,929     $175,000        525,000
Chief Financial Officer         1999          $100,000           $0        100,000
                                1998          $ 16,667           $0        125,000

Kenneth D. Zigrino (3)          2000          $ 33,333     $214,288              0
Secretary and Vice President    1999          $100,000           $0        100,000
                                1998          $ 12,500           $0        125,000

Mark E. Ties (4)                2000           $23,702           $0         40,000
Vice President-Finance

----------------------------

(1) Mr. Lytle's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Lytle an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Lytle was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested as to 80,000 shares, and the remainder vest on October 29, 2000. In November 1999, Mr. Lytle was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Lytle was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is vested as to 400,000 shares, and the remainder vests one year from the date of grant.

(2) Mr. Becker's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Becker an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Becker was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested as to 80,000 shares, and the remainder vest on October 29, 2000. In November 1999, Mr. Becker was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Becker was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is vested as to 400,000 shares, and the remainder vests one year from the date of grant.

(3) Mr. Zigrino's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Zigrino an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Zigrino was also granted an incentive stock option to purchase 100,000 shares of Common Stock, which option is fully vested. In November 1999, Mr. Zigrino entered into a consulting arrangement with the Company.

(4) Mr. Ties' became an executive officer of the Company on June 2, 2000. In June 2000, Mr. Ties was granted an option to purchase 40,000 shares of Common Stock, which option vests ratably over three years.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                         PERCENT OF TOTAL
                           NUMBER OF    OPTIONS GRANTED TO
                            OPTIONS     EMPLOYEES IN FISCAL    EXERCISE    EXPIRATION
         NAME               GRANTED            YEAR             PRICE         DATE
---------------------------------------------------------------------------------------
Peter C. Lytle (1)          75,000             2.0%              $4.95      11/05/09
                           450,000            12.2%             $10.875     06/01/10
Timothy G. Becker (2)       75,000             2.0%              $4.95      11/05/09
                           450,000            12.2%             $10.875     06/01/10
Kenneth D. Zigrino (3)           0             N/A                  N/A          N/A
Mark E. Ties (4)            40,000             1.1%             $10.875     06/01/10

----------------------------

(1) Mr. Lytle's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Lytle an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Lytle was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested as to 80,000 shares, and the remainder vest on October 29, 2000. In November 1999, Mr. Lytle was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Lytle was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is vested as to 400,000 shares, and the remainder vests one year from the date of grant.

(2) Mr. Becker's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Becker an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Becker was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested as to 80,000 shares, and the remainder vest on October 29, 2000. In November 1999, Mr. Becker was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Becker was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is vested as to 400,000 shares, and the remainder vests one year from the date of grant.

(3) Mr. Zigrino's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Zigrino an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Zigrino was also granted an incentive stock option to purchase 100,000 shares of Common Stock, which option is fully vested. In November 1999, Mr. Zigrino entered into a consulting arrangement with the Company.

(4) Mr. Ties' became an executive officer of the Company on June 2, 2000. In June 2000, Mr. Ties was granted an option to purchase 40,000 shares of Common Stock, which option vests ratably over three years.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                         NUMBER OF        VALUE OF UNEXERCISED
                                                        UNEXERCISED           IN-THE-MONEY
                           SHARES                    OPTIONS AT FY-END     OPTIONS AT FY-END
                         ACQUIRED ON     VALUE          EXERCISABLE/         EXERCISABLE/
          NAME            EXERCISE      REALIZED       UNEXERCISABLE         UNEXERCISABLE
----------------------------------------------------------------------------------------------
Peter C. Lytle (1)           --            --         680,000/750,000      $521,250/$25,000
Timothy G. Becker (2)        --            --         680,000/750,000      $521,250/$25,000
Kenneth D. Zigrino (3)       --            --         225,000/0            $175,000/$0
Mark E. Ties (4)             --            --         0/40,000             $0/$0

----------------------------

(1) Mr. Lytle's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Lytle an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Lytle was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested as to 80,000 shares, and the remainder vest on October 29, 2000. In November 1999, Mr. Lytle was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Lytle was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is vested as to 400,000 shares, and the remainder vests one year from the date of grant.

(2) Mr. Becker's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Becker an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Becker was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested as to 80,000 shares, and the remainder vest on October 29, 2000. In November 1999, Mr. Becker was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Becker was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is vested as to 400,000 shares, and the remainder vests one year from the date of grant.

(3) Mr. Zigrino's employment with the Company began on May 4, 1998. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Zigrino an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Zigrino was also granted an incentive stock option to purchase 100,000 shares of Common Stock, which option is fully vested. In November 1999, Mr. Zigrino entered into a consulting arrangement with the Company.

(4) Mr. Ties' became an executive officer of the Company on June 2, 2000. In June 2000, Mr. Ties was granted an option to purchase 40,000 shares of Common Stock, which option vests ratably over three years.

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

              EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND
                          CHANGE IN CONTROL AGREEMENTS

         The Company has employment contracts and severance agreements in effect with Peter C. Lytle, its Chief Executive Officer and Timothy G. Becker, its Chief Financial Officer.

         The Company and Mr. Lytle are parties to an employment agreement dated November 5, 1999, governing his employment with the Company. The agreement sets forth Mr. Lytle's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Lytle's employment is voluntary and may be terminated by the Company with two months prior written notice, and by Mr. Lytle with six months written notice. If the Company terminates Mr. Lytle's employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Lytle shall receive an amount equal to his base salary per month at the end of each of the eighteen months following the date of his termination. The Company may immediately terminate Mr. Lytle's employment for cause upon written notice without any further obligation to Mr. Lytle.

         The Company and Mr. Becker are parties to an employment agreement dated November 5, 1999, governing his employment with the Company. The agreement sets forth Mr. Becker's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Becker's employment is voluntary and may be terminated by the Company with two months prior written notice, and by Mr. Becker with six months written notice. If the Company terminates Mr. Becker's employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Becker shall receive an amount equal to his base salary per month at the end of each of the eighteen months following the date of his termination. The Company may immediately terminate Mr. Becker's employment for cause upon written notice without any further obligation to Mr. Becker.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         As of September 22, 2000, the Company had issued and outstanding 16,622,029 shares of Common Stock, 2,806,797 shares of Series B Preferred and 833,333 shares of Series C Preferred. Each share of Series B Preferred and Series C Preferred may be converted into one share of Common Stock (in both cases, subject to adjustment to prevent dilution) at any time upon the request of the holder thereof.

         The following table contains certain information known to the Company regarding beneficial ownership of its Common Stock as of September 22, 2000, by
(i) each person who is known to the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's officers, and (iv) all current executive officers and directors as a group. Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares.

                                                                    BENEFICIALLY
  NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED (1)    OWNED (2)
------------------------------------------ ----------------------   ------------

TH Lee.Putnam Internet Partners, L.P. (3)
200 Madison Avenue, Suite 2225
New York, NY 10016.........................       5,150,751            23.7%

Richard and Mabeth Neslund (4)
15210 Wayzata Boulevard
Wayzata, MN 55391..........................       1,948,900            11.7%

Bayview Capital Partners LP (5)
641 East Lake Street, Suite 230
Wayzata, MN 55391..........................       1,507,529             8.3%

RS Investment Management Co. LLC
338 Market Street, Suite 200
San Francisco, CA 94111....................       1,058,243             6.4%

Peter C. Lytle (6).........................       1,056,600             6.1%

Entities Affiliated with Brahman
Management Corp. (7)
277 Park Avenue, 26th Floor
New York, NY 10172.........................         985,074             5.9%

Entities Affiliated with Tudor
Investment Corporation (8)
600 Steamboat Road
Greenwich, CT 06830........................         985,074             5.9%

Timothy G. Becker (9)......................         742,502             4.3%

Kenneth D. Zigrino (10)....................         412,500             2.4%

Marshall T. Masko (11).....................         376,584             2.2%

Susan Clemens (12).........................         145,001                *

Ronald G. Olson (13).......................          28,000                *

James A. Bartholomew (14)..................          20,000                *

Marlin Rudebusch (15)......................          20,000                *

Peter W. Kooman (16).......................          14,865                *

Mark E. Ties...............................             669                *

James G. Brown.............................               0                0

All directors and officers as
A group (10 persons) (17)..................       2,816,727            15.0%

----------------------------

         * Represents less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes Common Stock or securities convertible into or exercisable for Common Stock owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of September 15, 2000. The same shares may be beneficially owned by more than one person. Unless otherwise indicated, the address for each listed shareholder is c/o United Shipping & Technology, Inc., 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442. To the Company's knowledge, except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all Common Stock shares.

(2) Percentage of beneficial ownership is based on 16,622,029 shares of Common Stock outstanding as of September 11, 2000. Shares issuable pursuant to warrants, stock options, the Series B Preferred and the Series C Preferred are deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. Assumes no issuance of 8,806,394 shares of Common Stock issuable upon exercise of outstanding employee stock options, director stock options or warrants, including warrants issued in conjunction with bridge financing completed by the Company in December 1995 or private placements. Also assumes no issuance of Common Stock upon conversion of Series B Preferred or the Series C Preferred, upon exercise of the Common Warrants or the Series C Warrants issued to any of the TH Li Funds or upon exercise of warrants granted to broker-dealers in connection with private placements and a public offering of the Company's securities.

(3) Includes (i) 1,508,861 shares of Common Stock issuable upon conversion of Series B Preferred owned by TH Lee.Putnam Internet Partners, L.P. and 1,297,936 shares of Common Stock issuable upon conversion of Series B Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P.;
         (ii) 1,089,043 shares of Common Stock issuable upon conversion of Series C Preferred owned by TH Lee.Putnam Internet Partners, L.P., 825,932 shares of Common Stock issuable upon conversion of Series C Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P., 61,400 shares of Common Stock issuable upon conversion of Series C Preferred owned by TH Li Coinvestment Partners LLC, and 23,625 shares of Common Stock issuable upon conversion of Series C Preferred owned by Blue Star I, LLC; and (iii) 449,494 shares of Common Stock issuable upon the exercise of warrants to purchase Series C Preferred owned by TH Lee.Putnam Internet Partners, L.P., 340,897 shares of Common Stock issuable upon the exercise of warrants to purchase Series C Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P., 25,435 shares of Common Stock issuable upon the exercise of warrants to purchase Series C Preferred owned by TH Li Coinvestment Partners LLC, and 9,658 shares of Common Stock issuable upon the exercise of warrants to purchase Series C Preferred owned by Blue Star I, LLC (collectively, the "Series C Warrants"). Does not include 228,469 shares of Common Stock purchasable pursuant to warrants to purchase Common Stock owned by TH Lee.Putnam Internet Partners, L.P. and 196,531 shares of Common Stock purchasable pursuant to warrants to purchase Common Stock owned by TH Lee.Putnam Internet Parallel Partners, L.P. (collectively, the "Common Warrants"). The Common Warrants become exercisable only in the event and to the extent that 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised, on a pro rata basis. TH Lee.Putnam Internet Parallel Partners, L.P., TH Li Coinvestment Partners LLC, and Blue Star I, LLC are affiliates of TH Lee Putnam Internet Partners, L.P. Exercise of the Common Warrants was conditioned upon satisfaction of the applicable waiting period under the Hart-Scott-Rodino Improvements Act of 1976, as amended, which waiting period has expired.

(4) Includes 1,885,567 shares owned directly and 63,333 shares purchasable pursuant to warrants.

(5) Includes 1,507,529 shares purchasable pursuant to warrants, 27,312 shares of which become exercisable only in the event and to the extent that 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised, on a pro rata basis.

(6) Includes 251,600 shares owned directly, 125,000 shares purchasable pursuant to warrants and 680,000 shares purchasable pursuant to stock options.

(7) Includes 506,000 shares owned directly and 50,660 shares purchasable pursuant to warrants held by BY Partners, L.P., 238,400 shares owned directly and 23,840 shares purchasable pursuant to warrants held by Brahman Institutional Partners, L.P., 79,400 shares owned directly and 7,940 shares purchasable pursuant to warrants held by Brahman Partners II, L.P., 61,800 shares owned directly and 6,180 shares purchasable pursuant to warrants held by Brahman C.P.F. Partners, L.P., and 9,322 shares owned directly and 932 shares purchasable pursuant to warrants held by Brahman Partners II offshore, Ltd. Peter A. Hochfelder, Robert
         J. Sobel and Mitchell A Kuflick, together the executive officers and directors of Brahman Capital Corp. and the sole managers of Brahman Management, L.LC., each are deemed to have beneficial ownership of the above reference shares.

(8) Includes 891,940 shares owned directly and 89,194 shares purchasable pursuant to warrants held by the Raptor Global Portfolio Ltd., 3,582 shares owned directly and 358 purchasable pursuant to warrants held by Altar Rock Fund L.P. Tudor Investment Corporation expressly disclaims beneficial ownership of such shares. Mr. Paul Tudor Jones II, the controlling shareholder of Tudor Investment Corporation, also disclaims beneficial ownership in such shares.

(9) Includes 41,688 shares owned directly, 20,834 shares purchasable pursuant to warrants and 680,000 shares purchasable pursuant to stock options.

(10) Includes 125,000 shares owned directly, 62,500 shares purchasable pursuant to warrants and 225,000 shares purchasable pursuant to stock options.

(11) Includes 181,584 shares owned directly and 190,000 shares purchasable pursuant to stock options.

(12) Includes 83,334 shares owned directly and 41,667 shares purchasable pursuant to warrants and 20,000 shares purchasable pursuant to stock options.

(13) Includes 5,000 shares purchasable pursuant to options and 23,000 shares purchasable pursuant to a warrant.

(14)     Includes 20,000 shares purchasable pursuant to options.

(15)     Includes 20,000 shares purchasable pursuant to options.

(16) Includes 13,514 shares owned directly and 1,351 shares purchasable pursuant to warrants.

(17) Includes an aggregate of 2,119,352 shares purchasable pursuant to currently exercisable stock options and warrants.

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

                                                          NUMBER OF
                                                          SERIES A
                                                          PREFERRED    NUMBER OF
      NAME                           POSITION              SHARES      WARRANTS
--------------------------------------------------------------------------------

Peter C. Lytle        President, Chief Executive Officer   250,000     125,000
                      and Director
Susan M. Clemens      Director                              83,334      41,667
Kenneth D. Zigrino    Vice President and Secretary         125,000      62,500
Marshall T. Masko     Director                              83,334      41,667
Timothy G. Becker     Chief Financial Officer               41,668      20,884

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

         On February 25, 1999, the Company elected to cause the mandatory conversion of each of the outstanding Series A Preferred Shares into one share of Common Stock, for a total of 4,455,498 shares of Common Stock. On September 10, 1999, the Company exercised its option to redeem the unexercised Warrants (other than the agent's warrant) purchased by investors in the above-described Unit offering. Such redemption was at a price of $0.01 for each share of Common Stock issuable upon exercise of said unexercised Warrants, subject to the rights of the warrantholders to exercise the Warrants during the 30 day period beginning on the date of the Company's notice of redemption. Prior to such redemption, the Warrants of Peter C. Lytle, Timothy G. Becker, Susan M. Clemens and Kenneth D. Zigrino were amended to remove the Company's redemption option.

         In 1999, Marshall Masko rendered consulting services to the Company in connection with the development and implementation of portions of its revised business strategy. For his services, the Company paid him the aggregate sum of $10,500 and approximately $90,000 in Common Stock. Between November 1, 1999 and July 1, 2000, Kenneth D. Zigrino rendered consulting services to the Company in connection with his duties as General Counsel. For his services, the Company paid Mr. Zigrino an aggregate of $214,287.50.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8K

(a)      EXHIBITS.

Reference is made to the Exhibit Index.

(b)      REPORTS ON FORM 8K.

The Company filed one report on Form 8-K during the fiscal quarter ended July 1, 2000, as follows:

                (i) Current Report on Form 8-K filed on June 2, 2000, relating to the announcement that the Company had completed a private placement with TH Lee.Putnam Internet Partners, L.P. and TH Lee.Putnam Internet Parallel Partners, L.P.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on September 28, 2000.

                                       UNITED SHIPPING & TECHNOLOGY, INC.

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

         Signature                     Title                         Date
         ---------                     -----                         ----

/s/ Peter C. Lytle           Chairman, President, Chief       September 28, 2000
-------------------------    Executive Officer and Director
Peter C. Lytle

/s/ Timothy G. Becker        Treasurer, Chief Financial       September 28, 2000
-------------------------    Officer and Director
Timothy G. Becker

/s/ Marshall T. Masko        Vice Chairman and Director       September 28, 2000
-------------------------
Marshall T. Masko

/s/ Ronald G. Olson          Director                         September 28, 2000
-------------------------
Ronald G. Olson

/s/ James C. Brown           Director                         September 28, 2000
-------------------------
James C. Brown

/s/ Marlin Rudebusch         Director                         September 28, 2000
-------------------------
Marlin Rudebusch

/s/ Susan M. Clemens         Director                         September 28, 2000
-------------------------
Susan M. Clemens

/s/ Peter W. Kooman          Director                         September 28, 2000
-------------------------
Peter W. Kooman

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

2.2 Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company's 8-K, File Number 99725409, filed October 8, 1999).

2.3 Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

2.4 Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

3.1 Articles of Incorporation of United Shipping & Technology, Inc., as amended, together with Certificate of Designation for United Shipping & Technology, Inc. Series B Convertible Preferred Stock, dated as of May 31, 2000 (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

3.2 Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation of United Shipping & Technology, Inc., dated as of August 30, 2000 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

3.3 The Company's Bylaws, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-01652C).

4.1 Specimen form of the Company's Common Stock certificate (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C).

4.2 The Company's Articles of Incorporation, as amended and restated (see Exhibit 3.1 and Exhibit 3.2).

4.3         The Company's Bylaws (see Exhibit 3.3).

10.1 Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C).

10.2 1996 Director Stock Option Plan, as amended (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.3 2000 Stock Option Plan (incorporated by reference to the Company's Definitive Schedule 14A filed on May 8, 2000).

10.4 Warrant dated June 3, 1998 between Company and Manchester Financial Group, Inc. for the purchase of 100,000 shares of Common Stock (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.5 Form of Warrant between Company and investors in 1998 private placement (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.6 Form of Subscription Agreement and Letter of Investment Intent between Company and investors in private placement of May and June 1998 (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.7        Warrant dated June 8, 1998 between Company and R.J. Steichen & Co.
            for the purchase of 288,381 shares of Common Stock. (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

10.8 Sublease Agreement dated March 15, 1999, between the Company and NM Holdings, Inc. for property located at 9850 51st Avenue North, Suite 110, Plymouth, Minnesota 55442 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.9 Form of Promissory Note used in connection with the Company's sale of its Medium Term 12% Unsecured Notes in December of 1998 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended December 31, 1998).

10.10 Form of Warrant used in connection with the Company's sale of its 12% Medium Term Unsecured Notes in December of 1998 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended December 31, 1998).

10.11 Form of Promissory Note used in connection with the Company's sale of its Short Term 12% Unsecured Note in February of 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended March 31, 1999).

10.12 Form of Warrant used in connection with the Company's sale of its 12% Short Term Unsecured Note in February of 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for the quarter ended March 31, 1999).

10.13 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to Common Stock in March of 1999 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.14 Form of Warrant used in connection with the Company's conversion of its 12% Medium Term Unsecured Notes to Common Stock in March of 1999. (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.15 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Short Term Unsecured Note to Common Stock in May of 1999. (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.16 Form of Warrant between Company and investors in private placement of Common Stock on March 16, 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for fiscal quarter ended March 31, 1999).

10.17 Form of Warrant between Company and investors in private placements of warrants on April 12, 1999 and April 14, 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for fiscal quarter ended March 31, 1999).

10.18 Form of Warrant between Company and investor in private placement of warrants on June 7, 1999 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.19 Form of Warrant between Company and investors in private placements of Common Stock on May 13, 1999 and May 18, 1999 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.20 Form of Warrant between Company and investors in private placements of Common Stock on June 30, 1999 and July 26, 1999 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.21 Form of Subscription Agreement and Letter of Investment Intent between Company and employee investors in private placement of Common Stock in July of 1999 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.22 Form of Subscription Agreement and Investment Letter between Company and investors in private placements of Common Stock and warrants in October 1999 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended October 2, 1999).

10.23 Form of Warrant issued to purchasers in October 1999 sales of Common Stock and Warrants (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended October 2, 1999).

10.24 Long-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.25 Short-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.26 Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.27 Credit Agreement by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.28 Revolving Note by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.29 Swing Line Note by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.30 Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.31 Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.32 Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.33 Intercreditor and Subordination Agreement by and among Bayview Capital Partners LP, UST Delivery Systems, Inc., United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, File Number 99725409, filed October 8, 1999).

10.34 Guaranty by and between United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended October 2, 1999).

10.35 Subscription Agreement and Letter of Investment Intent between the Company and an investor in private placement of Common Stock and warrants on December 17, 1999 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.36 Warrant issued to an investor in connection with December 17, 1999 private placement of Common Stock and warrants (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.37 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placement of Common Stock and warrants on December 31, 1999 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended January 1,
            2000).

10.38 Form of warrant issued to investors in connection with December 31, 1999 private placement of Common Stock and warrants (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.39 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in private placement of Common Stock and warrants on January 18, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended January 1,
            2000).

10.40 Form of Subscription Agreement and Letter of Investment Intent between the Company and investors in a private placement of the Company's Common Stock in January 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1,
            2000).

10.41 Form of Option issued to employee on May 11, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1, 2000).

10.42 Restructuring Agreement dated January 31, 2000 between the Company, UST Delivery Systems, Inc. and J. Iver & Company (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1, 2000).

10.43 9% Convertible Subordinated Promissory Note in the original principal amount of $1,690,000 issued by the Company to J. Iver & Company dated April 25, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1, 2000).

10.44 Warrant to purchase up to 15,000 shares of Common Stock at a price of $12.925 per share issued by the Company to J. Iver & Company dated April 25, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1, 2000).

10.45 Stock Purchase Warrant to Acquire Series B Preferred Stock, Certificate No. W-1, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee. Putnam Internet Partners, L.P. for up to a number of shares of Series B Preferred Stock equal to $16,127,220, divided by the exercise price (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.46 Stock Purchase Warrant to Acquire Series B Preferred Stock, Certificate No. W-2, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to a number of shares of Series B Preferred Stock equal to $13,872,780, divided by the exercise price (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.47 Stock Purchase Warrant to Acquire Common Stock, Certificate No. W-3, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 228,469 shares of Common Stock (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.48 Stock Purchase Warrant to Acquire Common Stock, Certificate No. W-4, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to 196,531 shares of Common Stock (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.49 Stock Purchase Warrant to Acquire Series B Preferred Stock, Certificate No. W-5, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 243,468 shares of Series B Preferred Stock (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.50 Stock Purchase Warrant to Acquire Series B Preferred Stock, Certificate No. W-6, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee Putnam Internet Parallel Partners, L.P. for up to 209,433 shares of Series B Preferred Stock (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.51 Registration Rights Amendment, among United Shipping & Technology, Inc., TH Lee. Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 31, 2000 (incorporated by reference to the Company's Form 8-K, File Number 648608, filed June 2, 2000).

10.52 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-7, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.53 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-8, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.54 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-9, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.55 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-10, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.56 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-11, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.57 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-12, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8,
            2000).

10.58 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-13, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.59 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-14, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.60 Amended and Restated Registration Rights Agreement, among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

10.61 Form of Stock Restriction Agreement, entered into as of September 1, 2000 between TH Lee.Putnam Internet Partners, L.P. and each of Peter Lytle, Tim Becker and Michael Harris (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8,
            2000).

10.62 Mutual Release and Contract of Settlement, dated June 20, 2000, between Jack D. Ashabranner II, UST Delivery Systems, Inc. and United Shipping & Technology, Inc., as amended on July 31, 2000, whereby Mr. Ashabranner and his counsel, London & Schaeffer, L.L.P. were issued 100,000 shares of the Company's Common Stock in connection with the settlement of certain litigation against Velocity Express, Inc.

10.63       Form of Warrant issued to Bayview Capital Partners LP as of May
            2000.

10.64       Form of Warrant issued to Bayview Capital Partners LP as of July
            2000.

10.65       Form of non-qualified stock option issued to employee as of June
            2000.

21          Subsidiaries.

23.1        Consent of Ernst & Young LLP.

23.2        Consent of Lurie, Besikof, Lapidus & Co., LLP.

27          Financial Data Schedule.

99.1        Cautionary Statements.