Form 10QSB
period 2000-09-30
UNITED SHIPPING & TECHNOLOGY INC
filed 2000-11-13
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-27780


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


          UTAH                                             87-0355929
-------------------------------                ---------------------------------
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

                           YES [X]          NO [ ]

As of October 24, 2000, there were 16,628,199 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                           YES [ ]         NO [X]

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION..............................................  3
ITEM 1.
     a)  Consolidated Balance Sheets-September 30, 2000 and July 1, 2000....  3
     b)  Consolidated Statements of Operations-
         Three months ended September 30, 2000 and October 2, 1999..........  4
     c)  Consolidated Statement of Shareholders' Deficit-September 30, 2000.  5
     d)  Consolidated Statements of Cash Flows
         Three months ended September 30, 2000 and October 2, 1999..........  6
     e)  Notes to Consolidated Financial Statements.........................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 11

PART II. OTHER INFORMATION.................................................. 13
ITEM 1.  Legal Proceedings.................................................. 13
ITEM 2.  Changes in Securities and Use of Proceeds.......................... 14
ITEM 3.  Defaults upon Senior Securities.................................... 15
ITEM 4.  Submission of Matters to a Vote of Securities Holders.............. 15
ITEM 5.  Other Information.................................................. 15
ITEM 6.  Exhibits........................................................... 15
SIGNATURES.................................................................. 16
EXHIBIT INDEX............................................................... 17

PART I.
               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                 September 30,     July 1,
                                                                     2000           2000
                                                                   ---------      ---------
                                                                  (UNAUDITED)
                             ASSETS
Current assets:
   Cash                                                            $   1,805      $   3,993
   Accounts receivable, net of allowance for doubtful accounts        65,079         57,698
   Accounts receivable - other                                         2,700          3,960
   Prepaid expense                                                     9,165          9,213
   Inventories                                                         1,045          1,109
   Other current assets                                                  250            163
                                                                   ---------      ---------
     Total current assets                                             80,044         76,136
Property and equipment:
   Land                                                                  488            488
   Buildings and leasehold improvements                                1,909          1,863
   Furniture, equipment and vehicles                                  16,203         15,340
                                                                   ---------      ---------
                                                                      18,600         17,691
   Less: accumulated depreciation                                     (6,538)        (4,895)
                                                                   ---------      ---------
                                                                      12,062         12,796
Goodwill                                                              87,677         89,220
Notes receivable from related party                                    1,221          1,354
Other assets, net                                                      2,310          2,217
                                                                   ---------      ---------
Total assets                                                       $ 183,314      $ 181,723
                                                                   =========      =========
              LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Trade accounts payable                                          $  29,601      $  30,792
   Accrued insurance and claims                                       18,735         18,903
   Accrued wages and benefits                                          7,128          9,020
   Accrued legal and claims                                           11,313         16,192
   Other accrued liabilities                                          13,844         12,669
   Current portion of long-term debt and capital leases                6,338          7,167
                                                                   ---------      ---------
     Total current liabilities                                        86,959         94,743
    Long-term debt and capital leases                                 44,229         39,495
   Accrued insurance and claims                                       22,192         23,347

   Series B redeemable preferred stock                                20,986         25,261
   Series C redeemable preferred stock                                12,000             --
   Preferred stock Series C warrants                                   3,540             --

Shareholders' deficit:
   Common stock, $0.004 par value, 16,628 and 16,400 shares
   issued and outstanding on September 30, 2000 and July 1, 2000
      respectively                                                        66             65
   Common stock warrant                                                  455             --
   Additional paid-in capital                                         46,904         43,240
   Accumulated deficit                                               (53,962)       (44,387)
   Foreign currency translation                                          (55)           (41)
                                                                   ---------      ---------
     Total shareholders' deficit                                      (6,592)        (1,123)
                                                                   ---------      ---------
     Total liabilities and shareholders' deficit                   $ 183,314      $ 181,723
                                                                   =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                                         Quarter Ended
                                                         -------------
                                               September 30,       October 2,
                                                   2000               1999
                                               ------------      ------------
Revenue                                        $    133,091      $     53,724
Cost of services                                    108,820            42,439
                                               ------------      ------------
    Gross profit                                     24,271            11,285

Operating expenses:
    General and administrative                       25,636            10,709
    Sales and marketing                               4,170             2,055
                                               ------------      ------------
Loss from operations                                 (5,535)           (1,479)

Other income(expense)
     Net interest expense                            (1,617)             (137)
     Other expense                                      (33)               --
                                               ------------      ------------
Net loss                                       $     (7,185)     $     (1,616)
                                               ============      ============
Net loss applicable to common shareholders     $     (9,575)     $     (1,616)
                                               ============      ============
Basic and diluted net loss per share           $      (0.58)     $      (0.15)
                                               ============      ============
Basic and diluted weighted average number
  of common shares outstanding                   16,529,020        11,027,010
                                               ============      ============

















               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' (Deficit) Equity
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                                            Accumulated
                                                                  Additional                   Other
                                              Common Stock          Paid-in    Accumulated  Comprehensive
                                           Shares      Amount       Capital      Deficit         Loss         Total
----------------------------------------------------------------------------------------------------------------------

Balance at July 1, 2000                   $ 16,400     $     65     $ 43,240     $(44,387)     $    (41)     $ (1,123)
  Value of preferred stock conversion
    feature                                     --           --        2,670       (2,390)           --           280
  Stock options exercixed                       35           --          156           --            --           156
  Common stock warrant                          --           --          455           --            --           455
  Warrants exercised                            93            1          288           --            --           289
  Issuance of stock in lieu of
    litigation settlement                      100           --          550           --            --           550
  Net loss                                      --           --           --       (7,185)           --        (7,185)
  Foreign currency translation                  --           --           --           --           (14)          (14)
                                                                                                             ---------
  Comprehensive loss                                                                                           (7,199)
                                          ----------------------------------------------------------------------------
Balance at September 30, 2000             $ 16,628     $     66     $ 47,359     $(53,962)     $    (55)     $ (6,592)
                                          ============================================================================














               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                                       Three Months Ended
                                                                                   September 30,   October 2,
                                                                                        2000          1999
                                                                                     ---------     ---------
OPERATING ACTIVITIES
     Net Loss                                                                        $ (7,185)     $ (1,616)
     Adjustments to reconcile net loss to net cash flows used in operating activities:
             Depreciation and amortization                                              3,029           737
             Other                                                                        147            --
             (Gain)/Loss on retirement of equipment                                        25          (118)
     Change in operating assets and liabilities:
             Accounts receivable                                                       (7,380)       (4,591)
             Other current assets                                                       1,332         1,299
             Other assets                                                                 147          (304)
             Accounts payable                                                          (1,184)        3,111
             Accrued liabilities and deferred revenue                                  (7,416)        1,194
                                                                                     -----------------------
                  Cash used in operating activities                                   (18,485)         (288)
                                                                                     -----------------------
INVESTING ACTIVITIES
     Proceeds from sale of equipment                                                       27           172
     Purchases of property and equipment                                                 (704)         (373)
     Acquisition of business, net of cash received                                         --       (55,065)
     Other, net                                                                            18            --
                                                                                     -----------------------
           Cash used in investing activities                                             (659)      (55,266)
                                                                                     -----------------------
FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                                     (57,615)      (13,671)
     Proceeds from notes payable and long-term debt                                    61,591        71,610
     Proceeds from the sale of preferred stock                                         12,000            --
     Proceeds from sale of common stock                                                   944         1,433
                                                                                     -----------------------
           Cash provided by financing activities                                       16,970        59,372
                                                                                     -----------------------
Effect of currency exchange rate changes on cash                                          (14)           14
                                                                                     -----------------------
Net (decrease) increase in cash and cash equivalents                                   (2,188)        3,832
Cash and cash equivalents, beginning of period                                          3,993           252
                                                                                     -----------------------
Cash and cash equivalents, end of period                                                1,805         4,084
                                                                                     =======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                          $    679      $     84
                                                                                     =======================






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       UNITED SHIPPING & TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three months ended September 30, 2000, and its cash flows for the three months ended September 30, 2000 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 1, 2000, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

1.       Basis of Presentation:

         Principles of Consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

         Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

2.       Revenue Recognition:

         Revenue from the same-day delivery services is recognized when services are rendered to customers.

3.       Net Loss Per Share:

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

                                                                                        Year ended
                                                                              September 30,      October 2,
                                                                                   2000              1999
                                                                              ------------      ------------
                                                                            (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                                        SHARE DATA)
Numerator:
  Net Loss                                                                    $    (7,185)      $    (1,616)
  Accretion of series B redeemable preferred stock to its redemption value            (95)               --
  Adjustment to the market value of preferred stock series B warrants              (2,295)               --
                                                                              ------------------------------
  Adjusted net loss applicable to common shareholders                         $    (9,575)      $    (1,616)
                                                                              ==============================
  Denominator for basic and diluted loss per share-
      Weighted average shares                                                  16,529,020        11,027,010
                                                                              ==============================
  Basic and diluted loss per share                                            $     (0.58)            (0.15)
                                                                              ==============================


4.       Comprehensive Loss:

         Comprehensive loss was $7.2 million and $1.6 million for the three months ended September 30, 2000 and October 2, 1999, respectively. The difference between net loss and total comprehensive loss related to foreign currency translation adjustments.

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

6.       Acquisitions:

         Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. ("CEX") all of the outstanding shares of common stock of Velocity Express, Inc. ("Velocity"), formerly known as Corporate Express Delivery Systems, Inc., a provider of same day delivery solutions. The purchase price was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43 million in cash provided by an institutional debt financier and an investment firm, and $19.5 million in a combination of short and long-term notes issued to CEX. The Company, as a result of the acquisition, received approximately $86.6 million of Velocity's assets and assumed approximately $115.3 million of Velocity's liabilities, which resulted in the Company recognizing approximately $91.2 million in goodwill. The results of Velocity's operations have been included in the Company's consolidated financial statements since August 28, 1999.

         The final purchase price adjustments have not been finalized with CEX. The Company expects to complete adjustments to the allocation of the purchase price in the second quarter of fiscal year 2001.

         In connection with the August 28, 1999 acquisition of Velocity, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. During the fourth quarter of fiscal 2000, the plan was finalized and final adjustments of approximately $1.5 million were made to the acquisition cost allocation. As of September 30, 2000 approximately $.6 million in costs (primarily related to severance payments and lease terminations) were charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the period.

         The following represents the activity within these accruals (in thousands):

      Balance at July 1, 2000                                  $2,478
             Additions                                              -
             Payments                                            (598)
                                                               -------
      Balance at September 30, 2000                            $1,880
                                                               =======



         In connection with the acquisition of Velocity, the Company incurred or may incur fees for merger and acquisition related services totaling up to $5.0 million. These fees consist of $3.8 million upon the closing of the transaction and possible contingent payments of up to $1.2 million. The contingent payments are due in annual increments of $.6 million in fiscal years 2001 and 2002, upon the Company achieving various revenue targets. The Company has paid the $3.8 million of fees that were due upon the closing. Given the nature of the contingent portion of the agreement, the Company will recognize the expense associated with the contingent payments if and at the time the revenue targets are achieved. If the revenue targets are not achieved, the Company is not liable for the contingent portion of the agreement.

         The following unaudited pro forma financial information gives effect to the Velocity acquisition as if it had occurred at the beginning of fiscal year 2000. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                                  Three months ended
                                                  ------------------
                                                     October 2, 1999
                                                     ---------------
                                               (Amounts in thousands)
             Revenue                                        $140,319
             Loss from operations                             (8,078)
             Net loss                                         (9,225)
             Basic and diluted loss per share                  (0.84)



7.       Long-term Debt and Capital Leases:

         Long-term debt and capital leases consisted of the following (amounts in thousands):
                                                  September 30,      July 1,
                                                       2000           2000
                                                   -----------     ----------
         Revolving note                            $    26,402     $   21,903
         Senior subordinated note                        3,662          3,577
         Long-term subordinated note to CEX              6,519          6,519
         Short-term subordinated note to CEX             4,404          4,404
         Convertible subordinated note to CEX            3,600          3,600
         9% convertible subordinated note                  841            951
         Equipment financing debt                        5,025          5,471
         Various other notes and leases                    114            237
                                                   -----------     ----------
                                                        50,567         46,662
         Less current maturities                        (6,338)        (7,167)
                                                   -----------     ----------
         Total                                     $    44,229     $   39,495
                                                   ===========     ==========

         Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables less the amount outstanding on the $5 million Swing Line Note issued to the institutional financier. Interest is payable monthly at a rate of Prime plus 0.6% (10.1% at September 30, 2000). The Company may elect the rate of LIBOR plus 3% at its discretion from time to time. All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

         The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount aggregated $1.33 million at September 30, 2000. The discount is amortized over the life of the note. The warrant has an exercise price of $3.021 per share and entitles the holder to acquire, in whole or in part, 1,498,082 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement.

         As a result of the acquisition of Velocity, the Company was also liable on a 6% convertible subordinated note which was due January 31, 2000. In March 2000, the Company made a principal payment in the amount of $.5 million plus accrued interest and in April 2000, restructured the terms of the original agreement into a 9% convertible subordinated note in the amount of $1.7 million. Under the new agreement, the Company is required to pay principal and accrued interest in an amount equal to $.2 million (or such lesser amount if less than $.2 million of the unpaid principal and accrued interest outstanding) commencing May 1, 2000 and continuing until all principal and interest is paid or otherwise provided for. In connection with the new agreement, the Company also issued a warrant to purchase 15,000 shares of common stock at an exercise price of $12.925 per share. The Company recorded the fair value associated with this warrant as a discount against the carrying value of the note. Under the new agreement, the Holder has the option of converting all or a portion of the outstanding principal and accrued interest thereon into common stock of the Company. The number of shares receivable by the Holder upon each conversion is equal to the outstanding principal and accrued interest being converted divided by the average closing sale price of the Company's common stock for the 20 trading days preceding the date of the Notice to Set Conversion Price delivered by the Holder to the Company from time to time. Based upon the Holder's Notice to Set Conversion Price dated September 29, 2000, the Holder upon conversion would have the right to receive approximately 180,744 shares of common stock at a purchase price of $4.653 per share. Under the new agreement, the Holder also has anti-dilution protection and registration rights with respect to the shares receivable upon conversion. In the event the registrable shares are not registered in the time frame set forth in the new Agreement, the outstanding principal balance on the
Note is subject to increase as set forth therein.

         Substantially all of the assets and operations of Velocity have been pledged to secure borrowings under the revolving note, the senior subordinated note and the CEX subordinated notes. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenants related to minimum EBITDA. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.


8.       Commitments and Contingencies:

         The Company leases equipment, vehicles and buildings under various non-cancelable operating and capital lease agreements with terms generally ranging from three to ten years. Future minimum lease commitments under non-cancelable leases at September 30, 2000 were approximately $40 million.

         The Company is partially self-insured for automobile, workers' compensation, and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carriers and historical assumptions of development of unpaid liabilities over time.


9.       Equity:

         In May 2000, the Company entered into an agreement to sell 2,806,797 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $9.00 per share for a total of approximately $25.3 million. The Series B Preferred requires the Company to redeem each outstanding share at $9.00 per share, subject to adjustment, on May 31, 2006. The Company agreed to issue with the Series B Preferred three warrants pending the approval of the Company's shareholders. On August 14, 2000 at a special meeting of shareholders the warrant issuance and exercise was approved. The terms of the three warrants are as follows:

              o A warrant to purchase the number of shares of Series B Preferred equal to an aggregate of $30 million divided by the 45 day average closing sales price of the Company's common stock immediately prior to the date of exercise. The fair value of the preferred warrant was determined to be approximately $3.3 million at the date of shareholder approval. The warrant was cancelled upon the issuance of Series C Preferred as set forth below.

              o A warrant to purchase up to an aggregate of 452,901 shares of Series B Preferred at an exercise price of $9.00 per share, subject to adjustment in order to prevent dilution. The fair value of this preferred warrant was determined to be approximately $.6 million at the date of shareholder approval. The warrant was cancelled upon the issuance of Series C Preferred as set forth below.

              o A warrant to purchase an aggregate of 425,000 shares of the Company's common stock. The warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The fair value of the warrant was determined to be approximately $.5 million at the date of shareholder approval. The warrant expires on May 31, 2004.

         The fair value of the warrants issued with the Series B Preferred was allocated from the carrying amount of the Series B Preferred to the respective warrants at the August 14, 2000 measurement date. The Series B Preferred will be accreted up to its redemption amount of $25.3 million. The shares of the Series B Preferred are convertible into shares of the Company's common stock at a rate of 1:1 subject to adjustment to prevent dilution. An adjustment of $2.3 million was recorded in the first quarter to mark the Series B Preferred stock warrants to market.

         The Company's Series B Preferred was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $3.5 million and was recognized as a return to the preferred shareholders at the date of issuance since the Series B Preferred is immediately convertible. This entry was reflected in the fiscal year 2000 financial statements.

         In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") at $6.00 per share for total proceeds of approximately $12 million. The Series C Preferred is convertible at any time at a price of $6.00, subject to adjustment in order to prevent dilution. The Series C Preferred requires the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006. In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $.01 per share (the "Series C Warrants"). The fair value of the Series C Warrants was determined to be approximately $3.5 million and was allocated from the amount of the Series C Preferred Stock.

         In exchange for the Series C Warrants, the Company canceled the warrants to purchase Series B Preferred (the "Series B Warrants") issued in May 2000 and approved at a special meeting of the shareholders on August 14, 2000. At the date of cancellation, the difference between the fair value of the Series B Warrants and the fair value of the Series C Warrants was $2,670, and was recorded as additional paid in capital.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

         IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB AND ELSEWHERE WHICH ARE FORWARD LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

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


OVERVIEW-RECENT SIGNIFICANT ACQUISITION


         With the acquisition of Velocity, the Company has become the leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution. The Company provides an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services. The Company's network consists of approximately 210 locations in 86 of the top metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 8,000 vehicles, including 3,700 company-leased or owned vehicles and 4,300 vehicles utilized by independent contractors. The Company currently has approximately 7,100 employees.

         The purchase of Velocity was a key step in the Company meeting its goal of becoming the premier same-day express delivery and e-commerce fulfillment service in the United States. With the acquisition of Velocity, the Company now provides the following products and services to individual consumers and businesses:

*        same-day ground and air transportation services throughout the United
         States;

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


RESULTS OF OPERATIONS:

Comparison of Quarters Ended September 30, 2000 and October 2, 1999

         Revenue for the quarter ended September 30, 2000, increased $79,367, or 148%, to $133,091 from $53,724 for the quarter ended October 2, 1999. The increase is primarily due to the Velocity acquisition which occurred in the quarter ended October 2, 1999, but was only included in the financial results of the Company since August 28, 1999.

         Cost of service expense increased $66,381, or 156%, to $108,820 from $42,439 for the quarter ended October 2, 1999. The increase is primarily due to the Velocity Express acquisition.

         Selling, general and administrative expenses for the quarter ended September 30, 2000, increased $14,927, or 139% to $25,636 from $10,709 for the quarter ended October 2, 1999. The increase is primarily due to the Velocity Express acquisition.

         Marketing expenses for the quarter ended September 30, 2000, increases $2,115, or 103%, to $4,170 from $2,055 for the quarter ended October 2, 1999. The increase is primarily due to the Velocity Express acquisition.

         Net interest expense increased to $1,617 for the quarter ended September 30, 2000 compared to $137 for the quarter ended October 2, 1999. The increase is primarily due to the increase in debt associated with the Velocity acquisition.

         Net loss for the quarter ended September 30, 2000, increased $5,569, or 345%, to $7,185 from $1,616 for the quarter ended October 2, 1999. The increase is primarily due to the Velocity Express acquisition.


LIQUIDITY AND CAPITAL RESOURCES:

         Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. Throughout fiscal 2000 and continuing through the first quarter of fiscal 2001, the Company has financed the implementation of its revised business strategy through various private placements of equity, including sales of common stock and preferred stock, warrant exercises and the sale of warrants.

         On September 22, 2000, the Company completed a sale of shares of its Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to purchase additional shares of Series C Preferred to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, and Blue Star I, LLC (collectively the "THLi Funds") under the terms of a Securities Purchase

Agreement (the "Series C Agreement") that the Company entered into with the THLi Funds as of September 1, 2000.

         Pursuant to the Series C Agreement, the Company sold 2,000,000 shares of its Series C Preferred to the THLi Funds, at a price of $6.00 per share, for a total purchase price of $12,000. The Company also agreed to issue the THLi Funds warrants to purchase a total of 825,484 additional shares of its Series C Preferred for a period of five years at an exercise price of $0.01 per share (the "Series C Warrants"). This investment was structured into two tranches. The first, in the amount of $5,000, was made on September 1, 2000 and the second, in the amount of $7,000, was completed on September 22, 2000.

         In exchange for the Series C Warrants, the THLi Funds canceled the Series B Warrants issued in connection with a previous purchase on May 31, 2000 by members of the THLi Funds of Series B Preferred.

         The shares of Series C Preferred are convertible into shares of the Company's Common Stock (or shares or units of any security into which the Common Stock is changed) at a conversion rate of 1:1, subject to adjustment to prevent dilution. The shares of Series C Preferred require the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006 or earlier upon the happening of certain events delineated in the Certificate of Designation creating the Series C Preferred. The shares of Series C Preferred purchased pursuant to the Series C Agreement were, as of September 22, 2000, convertible into 2,000,000 shares of Company Common Stock, representing approximately 6% of the Company's Common Stock outstanding on a fully diluted basis.

         In fiscal 2001 and beyond, the Company plans to focus on the various aspects of its acquisition strategy, seeking acquisitions in the same-day delivery market and supporting technology, and the building of a nationally recognized brand name to be used in conjunction with such services. The Company believes that these efforts will require the Company to expend significant capital. While the Company will seek to acquire companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cash flow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these revised strategies, while initially requiring additional cash outlays, may result in greater revenues from same-day delivery operations, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of September 30, 2000, and prior to its acquisition of Velocity in September 1999, the Company was not a party to any material legal proceedings. Velocity and certain related parties are parties to lawsuits arising out of the business of Velocity.

         Velocity is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day delivery services. Velocity carries workers compensation insurance and auto liability coverage, both subject to a deductible for the current policy year in the amount of $250,000. Velocity and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business. The Company vigorously defends against all of the foregoing claims.

         The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's financial position or results of operations. A monetary settlement paid by the Company or an award against it in any of such actions could, however, have a material adverse effect upon the Company's cash flow in a given period in which a settlement or award occurs. The Company has established an accrual for losses it may sustain in the pending actions as of September 30, 2000 in the amount of $11.3 million. The Company believes that such an accrual level is adequate for purposes of its financial statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In September 2000, the Company issued to a group of accredited investors 2,000,000 shares of its Series C Convertible Preferred Stock at a total purchase price of approximately $12 million, together with warrants to purchase 825,484 shares of the Company's Series C Convertible Preferred Stock at an exercise price of $.01 per share. In exchange for the Series C Warrants, the Company canceled two warrants to purchase the Company's Series B Convertible Preferred Stock issued in May 2000 and approved on August 14, 2000. (See Notes to Consolidated Financial Statements, Note 9).

         In October 2000 the Company issued a non-qualified stock option outside of the Company's 2000 Stock Option Plan to an employee of Velocity Express for the purchase of 250,000 shares of Common Stock at a purchase price of $3.531 per share. In November 2000, the Company issued to an employee a warrant to purchase 24,930 shares of Common Stock at a price of $7.50 per share for a period of 5 years, and issued an accredited investor a warrant to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $11.00 per share for a period of five years.

         In August 2000, pursuant to a settlement agreement dated June 20, 2000, between the Company and a former employee, Jack D. Ashabranner III, the Company issued 100,000 shares of the Company's common stock in connection with the settlement of certain litigation. These shares were placed in escrow pending the registration of the shares or the earlier termination of the agreement.

         No underwriters or placement agents were used in connection with the above-referenced securities transactions, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities in the transaction were sold to a limited group of accredited investors in a private placement transaction, exempt from registration under
Section 4(2) of the Securities Act. All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act. Except where otherwise indicated, the Company intends to use the net proceeds from the sale of these securities for working capital and to fund acquisitions.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On August 14, 2000, the Company held a Special Meeting of Shareholders. The sole proposal submitted for shareholder approval passed with voting results as follows:

         o To ratify and approve the issuance and purchase of the Company's Series B Convertible Preferred Stock, par value $.004 per share ("Series B Preferred"), by TH Lee.Putnam Internet Partners, L.P. and TH Lee.Putnam Internet Parallel Partners, L.P. (collectively, "TH Lee"), including TH Lee's exercise of warrants for the purchase of up to an aggregate of 3,381,729 additional shares of Series B Preferred (assuming an average closing sales price of the Company's Common Stock on the Nasdaq SmallCap Market during the 45 consecutive trading days immediately prior to exercise (the "Market Price") of $10.243 on June 20, 2000) and 425,000 shares of Common Stock upon the exercise of warrants issued to TH Lee.



                      For:      10,561,397      Against:      80,402

                      Abstain:      37,187      Non-Votes:    4,183,958


ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits required by Item 601 of Regulation S-B:

                  Reference is made to the Exhibit Index.

         b.       Reports on Form 8-K


                  The Company filed one report on Form 8-K during the fiscal quarter ended September 30, 2000, as follows:


                  (1) Current Report on Form 8-K filed on September 8, 2000, relating to the announcement that the Company had completed a private placement with TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, and Blue Star I, LLC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on November 13, 2000.


                                       UNITED SHIPPING & TECHNOLOGY, INC.




                                       By  /s/ Peter C. Lytle
                                           -------------------------------------
                                           Peter C. Lytle
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION

Exhibit 4.1 Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.1 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-7, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.2 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-8, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.3 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-9, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8,
                  2000).

Exhibit 10.4 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-10, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.5 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-11, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.6 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-12, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.7 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-13, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.8 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-14, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8,
                  2000).

Exhibit 10.9 Amended and Restated Registration Rights Agreement, among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of

                  September 1, 2000 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.10. Form of Stock Restriction Agreement, entered into as of September 1, 2000 between TH Lee.Putnam Internet Partners, L.P. and each of Peter Lytle, Tim Becker and Michael Harris (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

Exhibit 10.11 Mutual Release and Contract of Settlement, dated June 20, 2000, between Jack D. Ashabranner II, UST Delivery Systems, Inc. and United Shipping & Technology, Inc., as amended on July 31, 2000, whereby Mr. Ashabranner and his counsel, London & Schaeffer, L.L.P. were issued 100,000 shares of the Company's Common Stock in connection with the settlement of certain litigation against Velocity Express, Inc. (incorporated by reference to the Company's Form 10-KSB, File Number 000-28452, filed September 29, 2000).

Exhibit 10.12 Form of nonqualified stock option issued to an employee of Velocity Express in October 2000.

Exhibit 10.13     Form of warrant issued to employee in November 2000.

Exhibit 10.14     Form of warrant issued to accredited investor in November
                  2000.

Exhibit 27        Financial Data Schedule.