Form 10QSB
period 2000-12-30
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-02-13
CIK 1002902

DRAFT 5: MONDAY 2/12, 1:00PM



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                                   (Mark One)

       __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

       _____  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______ .

                           Commission File No. 0-28452


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


           UTAH                                           87-0355929
---------------------------------              ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


            9850 51ST AVENUE NORTH, SUITE 110, MINNEAPOLIS, MN 55442
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (952) 941-4080


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X)          NO (___)

As of February 12, 2001, there were 16,646,399 shares of common stock of the registrant issued and outstanding.


Transitional Small Business Disclosure.

                                 YES _____        NO (_X_)

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 30, 2000

                                      INDEX

                                                                                   Page
                                                                                   ----
      PART I. FINANCIAL INFORMATION ............................................    3
       ITEM 1.
            a)  Consolidated Balance Sheets - December 30, 2000 and July 1, 2000    3
            b)  Consolidated Statements of Operations -
                Three and six months ended December 30, 2000 and January 1, 2000    4
            c)  Consolidated Statement of Shareholders' Deficit ................    5
            d)  Consolidated Statements of Cash Flows
                Six months ended December 30, 2000 and January 1, 2000  ........    6
            e)  Notes to Consolidated Financial Statements .....................    7

       ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..................   10

      PART II.  OTHER INFORMATION ..............................................   14
       ITEM 1.  Legal Proceedings ..............................................   14
       ITEM 2.  Changes in Securities and Use of Proceeds ......................   15
       ITEM 3.  Defaults upon Senior Securities ................................   16
       ITEM 4.  Submission of Matters to a Vote of Securities Holders ..........   16
       ITEM 5.  Other Information ..............................................   16
       ITEM 6.  Exhibits .......................................................   16
      SIGNATURES ...............................................................   16
      EXHIBIT INDEX ............................................................   17


PART I.
               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                             December 30, 2000      July 1, 2000
                                                             -----------------      ------------
                                                               (UNAUDITED)
                             ASSETS
Current assets:
   Cash                                                          $   2,426          $   3,993
   Accounts receivable, net of allowance for doubtful accounts      52,696             57,698
   Accounts receivable - other                                       1,996              3,960
   Prepaid expense                                                   8,850              9,213
   Inventories                                                       1,045              1,109
   Other current assets                                                301                163
                                                                 ---------          ---------
     Total current assets                                           67,314             76,136
Property and equipment:
   Land                                                                488                488
   Buildings and leasehold improvements                              1,924              1,863
   Furniture, equipment and vehicles                                16,248             15,340
                                                                 ---------          ---------
                                                                    18,660             17,691
   Less: accumulated depreciation                                   (7,260)            (4,895)
                                                                 ---------          ---------
                                                                    11,400             12,796
Goodwill                                                            86,272             89,220
Notes receivable from related party                                  1,147              1,354
Other assets, net                                                    2,058              2,217
                                                                 ---------          ---------
Total assets                                                     $ 168,191          $ 181,723
                                                                 =========          =========

              LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Trade accounts payable                                        $  29,234          $  30,792
   Accrued insurance and claims                                     16,379             18,903
   Accrued wages and benefits                                        5,775              9,020
   Accrued legal and claims                                          4,055             16,192
   Other accrued liabilities                                        12,985             12,669
   Current portion of long-term debt and capital leases              5,239              7,167
                                                                 ---------          ---------
     Total current liabilities                                      73,667             94,743
Long-term debt and capital leases                                   52,019             39,495
Accrued insurance and claims                                        20,469             23,347

Series B redeemable preferred stock                                 21,176             25,261
Series C redeemable preferred stock                                 12,000                 --
Preferred stock Series C warrants                                    2,860                 --

Shareholders' deficit:
   Common stock, $0.004 par value, 16,646 and 16,400
   shares issued and outstanding on December 30, 2000 and
   July 1, 2000 respectively                                            66                 65
   Common stock warrant                                                455                 --
   Additional paid-in capital                                       46,957             43,240
   Accumulated deficit                                             (61,423)           (44,387)
   Foreign currency translation                                        (55)               (41)
                                                                 ---------          ---------
     Total shareholders' deficit                                   (14,000)            (1,123)
                                                                 ---------          ---------
     Total liabilities and shareholders' deficit                 $ 168,191          $ 181,723
                                                                 =========          =========



The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)


                                          Quarter Ended           Six Months Ended
                                    ------------------------  ------------------------
                                    December 30,  January 1,  December 30,  January 1,
                                        2000         2000        2000          2000
                                     ---------    ---------    ---------    ---------
Revenue                              $ 119,719    $ 138,908    $ 252,810    $ 192,632
Cost of services                        96,170      108,477      200,970      149,427
                                     ---------    ---------    ---------    ---------
    Gross profit                        23,549       30,431       51,840       43,205
Operating expenses:
    General and administrative          26,051       35,661       55,707       47,859
    Sales and marketing                  3,555        4,862        7,725        6,917
                                     ---------    ---------    ---------    ---------
Loss from operations                    (6,057)     (10,092)     (11,592)     (11,571)

Other income (expense):
    Net interest expense                (1,722)      (1,546)      (3,339)      (1,684)
    Other                                 (173)         408         (206)         408
                                     ---------    ---------    ---------    ---------
Net loss                             $  (7,952)   $ (11,230)   $ (15,137)   $ (12,847)
                                     =========    =========    =========    =========
Net loss applicable to
    common shareholders              $  (7,461)   $ (11,230)   $ (17,036)   $ (12,847)
                                     =========    =========    =========    =========
Basic and diluted net
    loss per share                   $   (0.45)   $   (0.86)   $   (1.03)   $   (1.08)
                                     =========    =========    =========    =========
Basic and diluted weighted average
    number of common shares
    outstanding                         16,635       13,111       16,582       11,933
                                     =========    =========    =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Deficit
                                   (UNAUDITED)
                             (Amounts in thousands)



                                           Common Stock
                                           ------------      Paid-in    Accumulated  Comprehensive
                                        Shares      Amount   Capital      Deficit          Loss     Total
-----------------------------------------------------------------------------------------------------------
Balance at July 1, 2000                 16,400      $ 65    $ 43,240     $ (44,387)       $ (41)  $ (1,123)
    Value of preferred stock
        conversion feature                   -         -       2,670        (1,899)           -        771
    Stock options exercised                 36         -         161             -            -        161
    Common stock warrant                     -         -         455             -            -        455
    Warrants exercised                     110         1         336             -            -        337
    Issuance of stock in lieu of
        litigation settlement              100         -         550             -            -        550
    Net loss                                 -         -           -       (15,137)           -    (15,137)
    Foreign currency translation             -         -           -             -          (14)       (14)
                                                                                                   --------
    Comprehensive loss                                                                             (15,151)
                                      ----------------------------------------------------------------------
Balance at December 30, 2000            16,646      $ 66    $ 47,412     $ (61,423)       $ (55) $ (14,000)
                                      =====================================================================












The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                          Six Months Ended
                                                                          ----------------
                                                                December 30, 2000     January 1, 2000
                                                                -----------------     ---------------
OPERATING ACTIVITIES
     Net Loss                                                      $    (15,137)       $    (12,847)
     Adjustments to reconcile net loss to net cash flows used in operating
         activities:
             Depreciation and amortization                                6,073               3,275
             Other                                                          314               4,307
             Loss/(Gain) on retirement of equipment                          55                 (68)
     Change in operating assets and liabilities:
             Accounts receivable                                          5,004              (5,051)
             Other current assets                                         2,317               1,735
             Other assets                                                   326                (693)
             Accounts payable                                            (1,560)              4,924
             Accrued liabilities and deferred revenue                   (20,411)                259
                                                                   ------------        ------------
           Cash used in operating activities                            (23,019)             (4,159)
                                                                   ------------        ------------
INVESTING ACTIVITIES
     Proceeds from sale of equipment                                         (2)                187
     Purchases of property and equipment                                 (1,645)               (799)
     Acquisition of business, net of cash received                         --               (55,572)
     Other, net                                                              95                 138
                                                                   ------------        ------------
           Cash used in investing activities                             (1,552)            (56,046)
                                                                   ------------        ------------
FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                       (46,993)             (3,168)
     Proceeds from notes payable and long-term debt                      57,513              61,827
     Proceeds from the sale of preferred stock                           12,000                --
     Proceeds from stock subscription                                      --                   250
     Proceeds from sale of common stock                                     498               7,282
                                                                   ------------        ------------
           Cash provided by financing activities                         23,018              66,191
                                                                   ------------        ------------
Effect of currency exchange rate changes on cash                            (14)                 20
                                                                   ------------        ------------
Net (decrease) increase in cash and cash equivalents                     (1,567)              6,006
Cash and cash equivalents, beginning of period                            3,993                 252
                                                                   ------------        ------------
Cash and cash equivalents, end of period                           $      2,426        $      6,258
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                        $      1,452        $      1,107
                                                                   ============        ============







The accompanying notes are an integral part of the consolidated financial statements.

                       UNITED SHIPPING & TECHNOLOGY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 30, 2000, and the results of its operations for the three months ended December 30, 2000, and its cash flows for the six months ended December 30, 2000 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 1, 2000, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

      Principles of Consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

      Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

      Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been anti-dilutive. Total options and warrants outstanding as of December 30, 2000 and January 1, 2000 were 9,151,580 and 5,328,571, respectively.

                                                                      Three Months Ended            Six Months Ended
                                                                    December      January 1,      December     January 1,
                                                                    ---------     -----------    ---------     ----------
                                                                    30, 2000        2000          30, 2000        2000
                                                                    --------        ----          --------        ----
                                                                          (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
Numerator:
     Net Loss                                                     $    (7,952)   $   (11,230)   $   (15,137)   $   (12,847)
     Accretion of series B redeemable preferred stock to its             (189)            --           (284)            --
     redemption value
     Adjustment to the market value of preferred stock series B            --             --         (2,295)            --
     warrants
     Adjustment to the market value of preferred stock series C           680             --            680             --
     warrants
                                                                  -----------    -----------    -----------    -----------
     Adjusted net loss applicable to common shareholders          $    (7,461)   $   (11,230)   $   (17,036)   $   (12,847)
                                                                  ===========    ===========    ===========    ===========

     Denominator for basic and diluted loss per share-
         weighted average shares                                       16,635         13,111         16,582         11,933
                                                                  ===========    ===========    ===========    ===========

     BASIC AND DILUTED LOSS PER SHARE                             $     (0.45)   $     (0.86)   $     (1.03)   $     (1.08)
                                                                  ===========    ===========    ===========    ===========

      Comprehensive loss was $8.0 million and $11.2 million for the three months ended December 30, 2000 and January 1, 2000, respectively. The difference between net loss and total comprehensive loss related to foreign currency translation adjustments.

      Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Statement requires all derivatives to be recorded on the balance sheet at fair value. As a result of the adoption, the Company did not incur any transition adjustment to earnings. The adoption of this Statement is not expected to have a significant impact on the Company.


2.   Acquisitions:

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

      In connection with the August 28, 1999 acquisition of Velocity, management implemented a plan to terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. During the fourth quarter of fiscal 2000, the plan was finalized and final adjustments of approximately $1.5 million were made to the acquisition cost allocation. As of December 30, 2000 approximately $1.1 million in costs (primarily related to severance payments and lease terminations) were charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the period.

      The following represents the activity within these accruals (in thousands):

      Balance at July 1, 2000                              $        2,478
           Additions                                                   --
           Payments                                                (1,128)
                                                           --------------
      Balance at December 30, 2000                         $        1,350
                                                           ==============


      The following unaudited pro forma financial information gives effect to the Velocity acquisition as if it had occurred at the beginning of fiscal year 2000. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.


                                               Three months ended           Six months ended
                                               ------------------           ----------------
                                                  January 1, 2000            January 1, 2000
                                                  ---------------            ---------------
                                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

             Revenue                                    $138,908                   $279,227
             Loss from operations                        (10,092)                   (18,170)
             Net loss                                    (11,230)                   (20,455)
             Basic and diluted loss per share              (0.86)                     (1.76)



3.   Long-term Debt and Capital Leases:

      Long-term debt and capital leases consisted of the following (amounts in thousands):

                                                                December 30, 2000              July 1, 2000
                                                              ---------------------           ---------------
           Revolving note                                               $    34,044               $    21,903
           Senior subordinated note                                           3,748                     3,577







           Long-term subordinated note to CEX                                 6,519                     6,519
           Short-term subordinated note to CEX                                4,404                     4,404
           Convertible subordinated note to CEX                               3,600                     3,600
           9% convertible subordinated note                                     212                       951
           Equipment financing debt                                           4,515                     5,471
           Various other notes and leases                                       216                       237
                                                            ------------------------    ----------------------
                                                                             57,258                    46,662
           Less current maturities                                           (5,239)                   (7,167)
                                                            ------------------------    ----------------------
           Total                                                        $    52,109     $              39,495
                                                            ========================    ======================

      Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables less the amount outstanding on the $5 million Swing Line Note issued to the institutional financier. Interest is payable monthly at a rate of Prime plus 1.1% (9.5% at December 30, 2000) which increases to Prime plus 1.6% effective April 1, 2001. The Company may elect the rate of LIBOR plus 3% at its discretion from time to time. All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

      The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount aggregated $1.25 million at December 30, 2000. The discount is amortized over the life of the note. The warrant has an exercise price of $3.005 per share and entitles the holder to acquire, in whole or in part, 1,505,959 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement.

      As a result of the acquisition of Velocity, the Company was also liable on a 6% convertible subordinated note, which was due January 31, 2000. In March 2000, the Company made a principal payment in the amount of $.5 million plus accrued interest and in April 2000, restructured the terms of the original agreement into a 9% convertible subordinated note in the amount of $1.7 million. Under the new agreement, the Company is required to pay principal and accrued interest in an amount equal to $.2 million (or such lesser amount if less than $.2 million of the unpaid principal and accrued interest outstanding) commencing May 1, 2000 and continuing until all principal and interest is paid or otherwise provided for. In connection with the new agreement, the Company also issued a warrant to purchase 15,000 shares of common stock at an exercise price of $12.925 per share. The Company recorded the fair value associated with this warrant as a discount against the carrying value of the note. Under the new agreement, the Holder has the option of converting all or a portion of the outstanding principal and accrued interest thereon into common stock of the Company. The number of shares receivable by the Holder upon each conversion is equal to the outstanding principal and accrued interest being converted divided by the average closing sale price of the Company's common stock for the 20 trading days preceding the date of the Notice to Set Conversion Price delivered by the Holder to the Company from time to time. Under the new agreement, the Holder also has anti-dilution protection and registration rights with respect to the shares receivable upon conversion. In the event the registrable shares are not registered in the time frame set forth in the new Agreement, the outstanding principal balance on the Note is subject to increase as set forth therein.

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


4.  Equity:

      In May 2000, the Company sold to investors 2,806,797 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $9.00 per share for a total of approximately $25.3 million. The Series B Preferred requires the Company to redeem each outstanding share at $9.00 per share, subject to adjustment, on May 31, 2006. The Company agreed to issue with the Series B Preferred warrants to purchase common stock and warrants to purchase Series B Preferred, pending the approval of the Company's shareholders. On August 14, 2000 at a special meeting of shareholders the warrant issuance and exercise was approved. Two of the warrants were cancelled on September 1, 2000. At the date of cancellation, the difference between the fair value of the Series B Warrants and the fair value of the Series C Warrants was $2,670,000 and was recorded as additional paid in capital. The terms of the remaining warrants to purchase common stock entitle the investors to purchase an aggregate of 425,000 shares of the Company's common stock in the event and to the extent that any of the 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The fair value of the warrant was determined to be approximately $.5 million at the date of shareholder approval. The warrant expires on May 31, 2004.

      In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") at $6.00 per share for total proceeds of approximately $12 million. The Series C Preferred is convertible at any time at a price of $6.00, subject to adjustment in order to prevent dilution. The Series C Preferred requires the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006. In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $.01 per share (the "Series C Warrants"). The fair value of the Series C Warrants is approximately $2.9 million and has been allocated from the amount of the Series C Preferred Stock.

       In August 2000, pursuant to a settlement agreement dated June 20, 2000, between the Company and a former employee, the Company issued 100,000 shares of the Company's common stock in connection with the settlement of certain litigation. These shares were placed in escrow pending the registration of the shares or the earlier termination of the agreement. On January 18, 2001, the Company agreed to place an additional 500,000 shares in the escrow to secure payment of the settlement.


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


OVERVIEW-SIGNIFICANT ACQUISITION


      With the acquisition of Velocity in September of 1999, the Company has become the leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution. The Company provides an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services. The Company's network consists of approximately 210 locations in 86 of the top metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 8,000 vehicles, including 3,700 company leased or owned vehicles and 4,300 vehicles utilized by independent contractors. The Company currently has approximately 9,500 employees and independent contractors.

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

*     distribution, logistics and supply chain management services; and

*     secure transfer of information over the Internet.

      As part of its strategy to focus on core business units, on October 28, 2000, the Company sold its interest in Tricor Air, Inc., a second tier subsidiary of the Company, for $2.158 million. The purchaser assumed certain liabilities in connection with the transaction.


RESULTS OF OPERATIONS:

Comparison of Quarters Ended December 30, 2000 and January 1, 2000

         Revenue for the quarter ended December 30, 2000 decreased $19,189, or 13.8%, to $119,719 from $138,908 for the quarter ended January 1, 2000. The decrease was primarily due to the sale of two operating units, one of which was sold in the fourth quarter of fiscal 2000 and the other which was sold in the second quarter of fiscal 2001. The revenue associated with these units was $19,138 for the quarter ended January 1, 2000 compared to $4,514 for the same period this year. Excluding the units sold, revenue per day dropped 5.4% for the quarter ended December 30, 2000 compared to the same period last year. This decrease was associated with the loss of a major customer in our financial service sector and the revenue loss associated with the December storms that were not incurred in the same period last year.

         Cost of services for the quarter ended December 30, 2000 decreased $12,307, or 11.3%, to $96,170 from $108,477 for the quarter ended January 1, 2000. The expense associated with the units noted above was $14,698 for the quarter ended January 1, 2000 compared to $3,575 for the same period this year. Excluding the units sold, cost of services for the quarter ended December 30, 2000 increased to 80.4% from 78.3% for the same period last year. This increase was the result of increased payments to drivers, higher insurance costs and higher fuel costs than were incurred in the same period last year.

         General and administrative expenses decreased $9,610, or 26.9%, to $26,051 from $35,661 for the quarter ended January 1, 2000. The expense associated with the units noted above was $3,594 for the quarter ended January 1, 2000 compared to $756 for the same period this year. Excluding the units sold, general and administrative expenses for the quarter ended December 30, 2000 decreased to 22.0% from 26.8% for the same period last year. The remaining decrease of $6,772 is the result of the following: (i) one-time acquisition related costs of $3,000 being incurred in the quarter ended January 1, 2000 that were not incurred in the same period this year, (ii) increased amortization expense in the quarter ended December 30, 2000 of $844 that were not incurred in the same period last year, and (iii) decreases in wages, travel and other administrative costs of $4,616 in the quarter ended December 30, 2000 that were incurred in the same period last year.

         Sales and marketing expenses for the quarter ended December 30, 2000 decreased $1,307, or 26.9%, to $3,555 from $4,862 for the quarter ended January 1, 2000. The expense associated with the units noted above was $1,024 for the quarter ended January 1, 2000 compared to $40 for the same period this year. Expressed as a percentage of revenue, sales and marketing expenses for the quarter ended December 30, 2000 decreased to 2.3% from 3.2% for the same period last year. The remaining decrease of $323 is the result of lower wages, travel and other selling costs in the quarter ended December 30, 2000 that were incurred in the same period last year.

         Net interest expense for the quarter ended December 30, 2000 increased $176, or 11.4%, to $1,722 from $1,546 for the quarter ended January 1, 2000. Expressed as a percentage of revenue, interest expense for the quarter ended December 30, 2000 increased to 1.4% from 1.1% for the same period last year. This increase is associated with the increase in the amount outstanding under the Senior Credit facility as of December 30, 2000 compared to the same period last year.


Comparison of Six Months Ended December 30, 2000 and January 1, 2000
--------------------------------------------------------------------


         Revenue for the six months ended December 30, 2000 increased $60,178, or 31.2%, to $252,810 from $192,632 for the six months ended January 1, 2000. The increase is primarily due to the Velocity acquisition which occurred in the quarter ended October 2, 1999.

         Cost of services for the six months ended December 30, 2000 increased $51,543, or 34.5%, to $200,970 from $149,427 for the six months ended January 1, 2000. The increase is primarily due to the Velocity Express acquisition.

         General and administrative expenses for the six months ended December 30, 2000 increased $7,848, or 16.4%, to $55,707 from $47,859 for the six months ended January 1, 2000. The increase is primarily due to the Velocity Express acquisition.

         Sales and marketing expenses for the six months ended December 30, 2000 increased $808, or 11.7%, to $7,725 from $6,917 for the six months ended January 1, 2000. The increase is primarily due to the Velocity Express acquisition.

         Net interest expense for the six months ended December 30, 2000 increased $1,655, or 98.3%, to $3,339 from $1,684 for the six months ended January 1, 2000. The increase is primarily due to the Velocity Express acquisition.


LIQUIDITY AND CAPITAL RESOURCES:

         Historically, the Company has operated at a loss and has funded its operations from the proceeds of public and private equity offerings. Throughout fiscal 2000 and the first quarter of 2001 and continuing through the second quarter of fiscal 2001, the Company has financed the implementation of its revised business strategy through various private placements of equity and debt, including sales of common stock and preferred stock and the sale of warrants.

         Due to severe weather conditions in December 2000, the Company's revenue, the timing of billings to customers and collections fell below amounts projected in its operating plan. Lower receivables and collections, together with other operating conditions, including projected negative cash flows in its second fiscal quarter, resulted in a short-term working capital deficit. To meet its working capital requirements, the Company and its largest shareholder group, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (collectively "THLi") entered into a Bridge Loan Agreement on January 4, 2001 (the "Agreement"). Pursuant to the terms of the Agreement, THLi has loaned $5,000,000 to the Company. In connection with the bridge loan, the Company issued a Convertible Bridge Note to THLi in the original principal amount of $3,500,000 on January 4, 2001, and an additional Convertible Bridge Note in the original principal amount of $1,500,000 (collectively the "Notes") which are due and payable on July 4, 2001. The Notes are subordinate to the Company's senior indebtedness and bear interest on the unpaid principal amount at an annual percentage rate of 18%. Interest on the Notes is payable at maturity in immediately available funds, or, subject to the Company's shareholder approval, at the option of THLi, in shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred").

         The Notes may be converted into shares of the Company's Series D Preferred (the "Conversion Shares"). The Conversion Price of the Notes is the lesser of: (a) the average market price of the Company's stock as determined by the average closing price of the Company's common stock as reported by NASDAQ for the five days prior to the conversion, or (b) a price 25% lower than the price per share at which the Company's Series D Preferred, or any voting stock of the Company issued subsequent to the date of issuance of the Notes, was last sold to one or more third party investors (the "Conversion Price"). THLi may at any time, require conversion of all or a portion of the Notes at the Conversion Price plus all accrued interest. Prior to conversion of the Notes by THLi, the Company's shareholders must have ratified the conversion of the Notes by THLi.

         In connection with the bridge loan, the Company issued to THLi warrants (the "Warrants") to purchase in the aggregate 2,165,349 shares of the Company's Series D Preferred (the "Warrant Shares") at a per share purchase price of $.01. The Warrants were issued on January 4, 2001 and expire on January 4, 2006. Value will be allocated between the loan and the warrants issued based on the current market value at the time of issuance.

         To meet its working capital needs and to execute its growth strategy, the Company will continue to require financing. There can be no assurance that the Company will be able to obtain required financing, or if obtained, that the terms thereof would be favorable to the Company. If the Company is unable to obtain additional financing sufficient to meet its needs it may not be able to continue its strategies or continue operations.

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

         Pursuant to the Series C Agreement, the Company sold 2,000,000 shares of its Series C Preferred to the THLi Funds, at a price of $6.00 per share, for a total purchase price of $12,000. The Company also agreed to issue the THLi Funds warrants to purchase a total of 825,484 additional shares of its Series C Preferred for a period of five years at an exercise price of $0.01 per share (the "Series C Warrants"). This investment was structured into two tranches. The first, in the amount of $5,000,000 was made on September 1, 2000 and the second, in the amount of $7,000,000 was completed on September 22, 2000.

         In exchange for the Series C Warrants, the THLi Funds canceled the Series B Warrants issued in connection with a previous purchase on May 31, 2000 by members of the TH Li Funds of Series B Preferred.

         The shares of Series C Preferred are convertible into shares of the Company's Common Stock (or shares or units of any security into which the Common Stock is changed) at a conversion rate of 1:1, subject to adjustment to prevent dilution. The shares of Series C Preferred require the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006 or earlier upon the happening of certain events delineated in the Certificate of Designation creating the Series C Preferred. The shares of Series C Preferred purchased pursuant to the Series C Agreement were convertible into 2,000,000 shares of Company Common Stock.

         In fiscal 2001, the Company plans to focus on integrating its operations, seeking acquisitions in the same-day delivery market and supporting technology, and the building of a nationally recognized brand name to be used in conjunction with such services. The Company believes that these efforts will require the Company to expend significant capital. While the Company intends to seek to acquire companies that have profits or positive cash flow, or that have the potential to generate positive cash flow in the future, it is likely that any positive cash flow that would otherwise result will be utilized in connection with the Company's ongoing consolidation strategy. The Company believes that these strategies, while initially requiring additional cash outlays, may result in greater revenues from same-day delivery operations, although no assurance can be given that such revenues will increase appreciably as a result of these initiatives in the near future, if at all.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         As of December 30, 2000, and prior to its acquisition of Velocity in September 1999, the Company was not a party to any material legal proceedings. Velocity and certain related parties are parties to lawsuits arising out of the business of Velocity.

         Velocity is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day delivery services. Velocity carries workers compensation insurance and auto liability coverage, both subject to a deductible for the current policy year in the amount $250,000. Velocity and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business. The Company vigorously defends against all of the foregoing claims.

         The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's financial position or results of operations. A monetary settlement paid by the Company or an award against it in any of such actions could, however, have a material adverse effect upon the Company's cash flow in a given period in which a settlement or award occurs. The Company has established an accrual for losses it may sustain in the pending actions as of December 30, 2000 in the amount of $24.5 million. The Company believes that such an accrual level is adequate to meet its potential obligations.


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

      * In estimating the Company's exposure to claims, the Company is relying upon its assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify the Company for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time, in connection with routine litigation incidental to the Company's business, plaintiffs may bring claims against the Company, which may include undetermined amounts of punitive damages. The Company is currently not aware of any such punitive damages claim or claims in the aggregate which would exceed 10% of its current assets. Such punitive damages are not normally covered by insurance.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In October 2000 the Company issued a non-qualified stock option outside of the Company's 2000 Stock Option Plan to an employee of Velocity for the purchase of 250,000 shares of common stock at a purchase price of $3.531 per share.

         On November 2, 2000 the Company issued to Michael Harris, an officer of the Company at the date of grant, a warrant to purchase 24,930 shares of the Company's common stock. This warrant has an exercise price of $7.50 per share and expires on November 2, 2005.

         On November 6, 2000 the Company issued to Craig-Hallum Capital Group, a warrant to purchase 50,000 shares of the Company's common stock. This warrant has an exercise price of $11.00 per share and expires on June 16, 2005.

         In August 2000, pursuant to a settlement agreement dated June 20, 2000, between the Company and a former employee, Jack D. Ashabranner III, the Company issued 100,000 shares of the Company's common stock to secure the settlement of certain litigation. On January 18, 2001, the Company placed an additional 500,000 shares of common stock in escrow in connection with the settlement. These shares were placed in escrow pending the registration of the shares or the earlier termination of the agreement. The Company has the option of paying the settlement in cash or with registered shares. Once registration of the shares has occurred, the Company may issue the equivalent of $550,000 of stock. Any excess shares at the time of registration shall be cancelled, while any deficit will be made up in cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        Not Applicable.

ITEM 5. OTHER INFORMATION.

         Pursuant to the Bridge Loan Agreement between the Company and THLi dated January 4, 2001, THLi loaned the Company an additional $1,500,000 on January 31, 2001. In connection with the additional bridge loan, the Company issued a second Convertible Bridge Note to THLi in the original principal amount of $1,500,000, which is due and payable on July 4, 2001. The $1,500,000 Convertible Bridge Note is subordinate to the Company's senior indebtedness and the note bears interest on the unpaid principal amount from January 31, 2001 at an annual percentage rate of 18%. Interest is payable at maturity in immediately available funds, or, subject to the Company's shareholder's approval, at the option of THLi, in shares of the Company's Series D Preferred.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.    Exhibits required by Item 601 of Regulation S-B:

              Reference is made to the Exhibit Index.

        b.    Reports on Form 8-K


              The Company filed no current reports on Form 8-K during the fiscal quarter ended December 30, 2000, as follows:






                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on February 13, 2001.


                                  UNITED SHIPPING & TECHNOLOGY, INC.




                                  By  /s/ Jeffry Parell
                                      ---------------------------------------
                                      Jeffry Parell
                                      Chief Executive Officer


                                  By  /s/ Mark Ties
                                      ---------------------------------------
                                      Mark Ties
                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION

Exhibit 10.1 Bridge Loan Agreement dated as of January 4, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P.,
                      THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Current Report on Form 8-K, File Number 1504691, filed January 9, 2001).

Exhibit 10.2 Convertible Bridge Note for $3,500,000 dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Current Report on Form 8-K, File Number 1504691, filed January 9, 2001).

Exhibit 10.3 Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee. Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Current Report on Form 8-K, File Number 1504691, filed January 9, 2001).

Exhibit 10.4 Amendment dated January 18, 2001, to Mutual Release and Contract of Settlement, dated June 20, 2000, between Jack
                      D. Ashabranner II, UST Delivery Systems, Inc. and United Shipping & Technology, Inc., as amended on July 31, 2000.

Exhibit 10.5 Warrant issued to Michael Harris dated November 2, 2000 for the purchase of 24,930 shares of common stock.

Exhibit 10.6 Warrant issued to Craig-Hallum Capital Group dated November 6, 2000 for the purchase of 50,000 shares of common stock.

Exhibit 10.7 Supplemental Bridge Loan Agreement dated as of January 31, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC.