Form 10QSB
period 2001-03-31
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-05-21
CIK 1002902

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                 ____________

                                  FORM 10-QSB
                                 ____________

                                   (Mark One)

            X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           ---
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                 ____________

           ___    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______ .

                          Commission File No. 0-28452


                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                   Utah                               87-0355929
     (State or Other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)


           9850 51st Avenue North, Suite 110, Minneapolis, MN  55442
              (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (952) 941-4080

                                ______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES (X)   NO (___)

As of May 14, 2001, there were 16,646,399 shares of common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format

                   YES (___) NO (X)


================================================================================

                       UNITED SHIPPING & TECHNOLOGY, INC.
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2001


                                                                                                 Page
                                                                                                 ----
PART I.        FINANCIAL INFORMATION
   ITEM 1.     Consolidated Financial Statements (Unaudited)

               Balance Sheets as of March 31, 2001 and July 1, 2000...............................   3
               Statements of Operations for the Three and Nine Months Ended
                      March 31, 2001 and April 1, 2000............................................   4
               Statement of Shareholders' Deficit.................................................   5
               Statements of Cash Flows for the Nine Months Ended
                      March 31, 2001 and April 1, 2000............................................   6
               Notes to Consolidated Financial Statements for the Three and Nine
                      Months Ended March 31, 2001 and April 1, 2000...............................   7

   ITEM 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations......................................  12

PART II.       OTHER INFORMATION
   ITEM 1.     Legal Proceedings..................................................................  15
   ITEM 2.     Changes in Securities and Use of Proceeds..........................................  16
   ITEM 3.     Defaults upon Senior Securities....................................................  19
   ITEM 4.     Submission of Matters to a Vote of Securities Holders..............................  19
   ITEM 5.     Other Information..................................................................  20
   ITEM 6.     Exhibits...........................................................................  20
SIGNATURES .......................................................................................  21
EXHIBIT INDEX ....................................................................................  22

PART I.

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (Amounts in thousands)


                                                           March 31,    July 1,
                                                              2001        2000
                                                          -----------   -------
                                                          (unaudited)


                                    ASSETS

Current assets:
   Cash                                                      $    905  $  3,993
   Accounts receivable, net                                    51,037    57,698
   Accounts receivable - other                                  2,673     3,960
   Prepaid expense                                              9,132     9,213
   Other current assets                                           372     1,272
                                                             --------  --------

     Total current assets                                      64,119    76,136

Property and equipment, net                                    10,963    12,796

Goodwill                                                       82,584    89,220
Notes receivable from related party                             1,074     1,354
Other assets, net                                               1,914     2,217
                                                             --------  --------
Total assets                                                 $160,654  $181,723
                                                             ========= ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Trade accounts payable                                    $ 30,897  $ 30,792
   Accrued insurance and claims                                12,194    18,903
   Accrued wages and benefits                                   3,799     9,020
   Accrued legal and claims                                     3,898    16,192
   Other accrued liabilities                                   17,417    12,669
   Current portion of long-term debt and capital leases        45,224     2,763
                                                             --------  --------
     Total current liabilities                                113,429    90,339

Long-term debt and capital leases                              16,317    43,899
Accrued insurance and claims                                   18,189    23,347

Series B redeemable preferred stock                            21,366    25,261
Series C redeemable preferred stock                            12,000         -
Preferred stock Series C warrants                               2,800         -
Series D redeemable preferred stock                             1,867         -

Shareholders' deficit:

   Common stock, $0.004 par value, 75,000 shares authorized,
     16,646 and 16,400 shares issued and outstanding at
     March 31, 2001 and July 1, 2000, respectively.                66        65
   Common stock warrant                                           857         -
   Additional paid-in-capital                                  46,957    43,240
   Accumulated deficit                                        (73,096)  (44,387)
   Foreign currency translation                                   (98)      (41)
                                                             --------  --------

     Total shareholders' deficit                              (25,314)   (1,123)
                                                             --------  --------
     Total liabilities and shareholders' deficit             $160,654  $181,723
                                                             ========  ========

  The accompanying notes are an integral part of the consolidated financial statements.

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                                           Three Months Ended                      Nine Months Ended
                                                    ----------------------------------     ----------------------------------
                                                       March 31,         April 1,             March 31,         April 1,
                                                         2001              2000                 2001              2000
                                                    ----------------  ----------------     ----------------  ----------------
Revenue                                                   $ 112,214         $ 138,900            $ 365,024         $ 331,532

Cost of services                                             90,473           107,171              291,443           256,504
                                                    ----------------  ----------------     ----------------  ----------------

        Gross profit                                         21,741            31,729               73,581            75,028

Operating expenses:
        General and administrative                           25,114            35,045               83,180            82,190
        Sales and marketing                                   2,375             3,107                7,741            10,832
        Restructuring charge                                  4,425                 -                4,425                 -
                                                    ----------------  ----------------     ----------------  ----------------

Loss from operations                                        (10,173)           (6,423)             (21,765)          (17,994)

Other income (expense):
        Net interest expense                                 (1,428)           (1,487)              (4,767)           (3,217)
        Other                                                    59                63                 (147)              517
                                                    ----------------  ----------------     ----------------  ----------------

Net loss                                                  $ (11,542)        $  (7,847)           $ (26,679)        $ (20,694)
                                                    ================  ================     ================  ================

Net loss applicable to common shareholders                $ (11,672)        $  (7,847)           $ (28,709)        $ (20,694)
                                                    ================  ================     ================  ================

Basic and diluted net loss per share                      $   (0.70)        $   (0.50)           $   (1.73)        $   (1.57)
                                                    ================  ================     ================  ================

Basic and diluted weighted average number
        of common shares outstanding                         16,646            15,656               16,604            13,166
                                                    ================  ================     ================  ================

  The accompanying notes are an integral part of the consolidated financial statements

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                  (Unaudited)
                            (Amounts in thousands)

                                                              Common Stock
                                                           ------------------    Additional                  Foreign
                                                                                   Paid-in   Accumulated    Currency
                                                           Shares      Amount      Capital     Deficit     Translation    Total
                                                           -------     ------    ---------   -----------   -----------  ---------
Balance at July 1, 2000                                     16,400     $   65    $  43,240   $   (44,387)  $       (41) $  (1,123)

   Value of preferred stock conversion feature                   -          -        2,670             -             -      2,670
   Adjustments to Series B redeemable preferred
        stock and Series B and C warrants                        -          -            -        (2,030)            -     (2,030)
   Stock options exercised                                      36          -          161             -             -        161
   Common Stock warrant                                          -          -          455             -             -        455
   Common Stock warrants issued
        for services rendered                                    -          -          402             -             -        402
   Warrants exercised                                          110          1          336             -             -        337
   Issuance of common stock as
        litigation settlement                                  100          -          550             -             -        550

   Net loss                                                      -          -            -       (26,679)            -    (26,679)
   Foreign currency translation                                  -          -            -             -           (57)       (57)
                                                                                                                        ---------
   Comprehensive loss                                                                                                     (26,736)
                                                           -------     ------    ---------   -----------   -----------  ---------
Balance at March 31, 2001                                   16,646     $   66    $  47,814   $   (73,096)  $       (98) $ (25,314)
                                                           =======     ======    =========   ===========   ===========  =========


   The accompanying notes are an integral part of the consolidated financial statements

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                                  Nine Months Ended
                                                                         ------------------------------------
                                                                             March 31,            April 1,
                                                                               2001                 2000
                                                                         ---------------    -----------------
OPERATING ACTIVITIES
        Net loss                                                            $   (26,679)       $    (20,694)
        Adjustments to reconcile net loss to net
           cash flows used in operating activities:
            Depreciation and amortization                                         9,154               5,745
            Equity instruments issued in lieu of
                payment for services received                                       402                 199
            Other                                                                 2,108                   -
            Loss (gain) on retirement of equipment                                  128                 (42)
        Change in operating assets and liabilities:
            Accounts receivable                                                   6,661              (6,338)
            Other current assets                                                  1,818               2,776
            Other assets                                                             20              (1,834)
            Accounts payable                                                        105              14,760
            Accrued liabilities and deferred revenue                            (22,708)            (10,097)
                                                                         ---------------    ---------------

               Cash used in operating activities                                (28,991)            (15,525)

INVESTING ACTIVITIES
        Proceeds from sale of equipment                                             154                 280
        Purchases of property and equipment                                      (2,962)             (2,463)
        Acquisition of business, net of cash received                                 -             (55,570)
        Other, net                                                                    -                 (39)
                                                                         ---------------    ---------------
               Cash used in investing activities                                 (2,808)            (57,792)

FINANCING ACTIVITIES
        Borrowings under revolving credit agreement, net                          7,184              35,741
        Payments on notes payable and long-term debt                             (2,561)               (275)
        Proceeds from notes payable and long-term debt                            9,500              19,029
        Proceeds from note and stock subscription receivable                        280                 250
        Proceeds from sale of common stock                                          498              21,444
        Proceeds from sale of preferred stock                                    13,867                   -
                                                                         ---------------    ---------------
               Cash provided by financing activities                             28,768              76,189
                                                                         ---------------    ---------------
Effect of currency exchange rate on cash                                            (57)                (39)
                                                                         ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                             (3,088)              2,833
Cash and cash equivalents, beginning of period                                    3,993                 252
                                                                         ---------------    ---------------
Cash and cash equivalents, end of period                                    $       905        $      3,085
                                                                         ===============    ===============

  The accompanying notes are an intergral part of the consolidated financial statements.

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

                                  (Unaudited)
--------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations for the three and nine months ended March 31, 2001, and its cash flows for the nine months ended March 31, 2001 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 1, 2000, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

      Principles of Consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

      Reclassifications - Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

      Earnings per Share - Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive. Total options and warrants outstanding as of March 31, 2001 and April 1, 2000 were 10,233,658 and 5,095,835, respectively.

                                                                          Three Months Ended                  Nine Months Ended
                                                                     -----------------------------    ------------------------------
                                                                       March 31,        April 1,           March 31,        April 1,
                                                                         2001             2000               2001             2000
                                                                     --------------  -------------    ----------------  ------------
                                                                              (Amounts in thousands, except per share data)
Numerator
        Net loss                                                        $ (11,542)     $ (7,847)         $ (26,679)     $ (20,694)
        Accretion of Series B Redeemable Preferred Stock
              to its redemption value                                        (190)            -               (475)             -
        Adjustment of Preferred Series B Warrants to market value               -             -             (2,295)             -
        Adjustment of Preferred Series C Warrants to market value              60             -                740              -
                                                                        ---------      --------          ---------      ---------
        Net loss applicable to common shareholders                      $ (11,672)     $ (7,847)         $ (28,709)     $ (20,694)
                                                                        =========      ========          =========      =========

Denominator for basic and diluted loss per share
        Weighted average shares                                            16,646        15,656             16,604         13,166
                                                                        =========      ========          =========      =========

BASIC AND DILUTED LOSS PER SHARE                                        $   (0.70)     $  (0.50)         $   (1.73)     $   (1.57)
                                                                        =========      ========          =========      =========

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

                                  (continued)

                                  (Unaudited)
--------------------------------------------------------------------------------


2.   ACQUISITIONS

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

     In connection with the acquisition of Velocity, the Company incurred or may incur fees for merger and acquisition related services totaling up to $5.0 million. These fees consist of $3.8 million upon the closing of the transaction and possible contingent payments of up to $1.2 million. The contingent payments are due in annual increments of $0.6 million in fiscal years 2001 and 2002, upon the Company achieving various revenue targets. The Company has paid the $3.8 million of fees that were due upon the closing. Given the nature of the contingent portion of the agreement, the Company will recognize the expense associated with the contingent payments if and at the time the revenue targets are achieved. If the revenue targets are not achieved, the Company is not liable for the contingent portion of the agreement.

     The following unaudited pro forma financial information gives effect to the Velocity acquisition as if it had occurred at the beginning of fiscal year 2000. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                                  Three Months Ended          Nine Months Ended
                                                        April 1,                  April 1,
                                                         2000                      2000
                                                 -------------------         -------------------
                                                  (Amounts in thousands, except per share data)

     Revenue                                        $   138,900                  $   418,127
     Loss from operations                                (6,423)                     (21,486)
     Net loss                                            (7,847)                     (25,195)
     Basic and diluted loss per share               $     (0.50)                 $     (1.91)

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                  (continued)

                                  (Unaudited)
--------------------------------------------------------------------------------

3.   RESTRUCTURING

     During March 2001, the Company began implementing a multi-faceted restructuring program. This program is being implemented over the next four months to achieve a cost structure that will allow the Company to better position itself to achieve profitability in the ever-changing logistics and transportation marketplace. The Company is streamlining and downsizing its operations by reducing its workforce and consolidating various locations. As a result of this program beginning in March 2001 the Company has reduced its workforce by 62 full-time employees. The Company has taken a charge to date in the amount of $4.4 million. This $4.4 million charge was comprised of a $1.0 million charge for the write-down of inventory, a $2.0 million charge for rental costs associated with the termination of building leases and location rationalization costs, and severance costs in the amount of $1.4 million related to the workforce reduction.


4.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases consisted of the following:


                                                  March 31,      July 1,
                                                    2001          2000
                                                 ---------      ---------
                                                  (Amounts in thousands)

     Revolving note                               $ 29,087       $ 21,903
     Senior subordinated note                        3,833          3,577
     Long-term subordinated noted to CEX             6,519          6,519
     Short-term subordinated note to CEX             4,404          4,404
     Convertible subordinated note to CEX            3,600          3,600
     9% Convertible subordinated note                    -            951
     Convertible note                               10,000              -
     Equipment financing debt                        4,026          5,471
     Various other notes and leases                     72            237
                                                 ---------      ---------

                                                    61,541         46,662
     Less current maturities                       (45,224)        (2,763)
                                                 ---------      ---------
     Total                                        $ 16,317       $ 43,899
                                                 =========      =========

     Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables less the amount outstanding on the $5.0 million Swing Line Note issued to the institutional financier. Interest is payable monthly at a rate of Prime plus 1.35% (9.35% at March 31, 2001). All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

     As of March 31, 2001, the Company was not in compliance with a covenant in its revolving note and senior subordinated note facilities to provide $1.5 million of additional equity by April 6, 2001. The Company is currently in discussions with its revolving note and senior subordinated note lenders to resolve this default. Because of the Company's inability to cure these defaults as of March 31, 2001, the balance of the revolving note and the senior subordinated note have been classified as current liabilities.

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (continued)

                                  (Unaudited)
--------------------------------------------------------------------------------

     The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount aggregated $1.17 million at March 31, 2001. The discount is amortized over the life of the note. The warrant has an exercise price of $2.787 per share and entitles the holder to acquire, in whole or in part, 1,623,869 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement.

     On March 1, 2001, the Company entered into an agreement with CEX that accomplished the following: (1) waiver of all current defaults relating to obligations existing under the Merger Agreement, the Short-Term Subordinated Note, the Long-Term Subordinated Note, and the Convertible Subordinated Note;
(2) extension of the maturity date of the Short-Term Subordinated Note to July 2, 2002; (3) deferment of quarterly interest payments under all the above notes due on March 31, 2001 until June 30, 2001; and (4) deferment of payment on past due interest on the above notes until the notes are restructured into a debt instrument at the time of the restructuring of the Company's revolving debt.

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

5.   EQUITY

     In May 2000, the Company entered into an agreement to sell 2,806,797 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $9.00 per share for a total of approximately $25.3 million. The Series B Preferred requires the Company to redeem each outstanding share at $9.00 per share, subject to adjustment, on May 31, 2006. The fair value of the warrants issued with the Series B Preferred was allocated from the carrying amount of the Series B Preferred to the respective warrants at the August 14, 2000 measurement date. The shares of the Series B Preferred are convertible into shares of the Company's common stock at a rate of 1:1 subject to adjustment to prevent dilution. An adjustment of $2.3 million was recorded in the first quarter to mark the Series B Preferred stock warrants to market. The Series B Preferred will be accreted up to its redemption amount of $25.3 million. Accretion for the nine and three months ended March 31, 2001 was $475,000 and $190,000, respectively.

     In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") at $6.00 per share for total proceeds of approximately $12 million. The Series C Preferred is convertible at any time at a price of $6.00, subject to adjustment in order to prevent dilution. The Series C Preferred requires the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006. In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $.01 per share (the "Series C Warrants"). The fair value of the Series C Warrants was determined to be approximately $3.5 million and was allocated from the amount of the Series C Preferred Stock. Adjustment of the Series C warrants to their market value for the nine and three months ended March 31, 2001 was $0.7 million and $0.06 million, respectively.

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000 (continued)

                                  (Unaudited)
--------------------------------------------------------------------------------

     Beginning in January 2001, the Company entered into several financing arrangements to meet its working capital requirements. The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. This indebtedness is represented by promissory notes bearing interest at a rate of 18% per annum (the "Bridge Notes"), which are convertible at the option of the lender into shares of the Company's Series D Preferred at an exercise price of $6.00 per share of Series D Preferred upon shareholder approval of the conversion. Each share of Series D Preferred is convertible into ten shares of the Company's common stock. The Series D shares have a mandatory redemption feature that requires the Company to redeem each outstanding share on the redemption date, March 1, 2007, at a price equal to the liquidation value per such share. In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants").

   The Company also entered into securities purchase agreements in connection with the sale of Series D Preferred and entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the "Subscription Notes"). On March 1, 2001, the Company sold 250,000 shares of Series D Preferred to an investor for $2.0 million for a purchase price of $8.00 per share and during March and April, sold Subscription Notes for an aggregate $5.0 million. Each Subscription Note is convertible into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred.

   On March 3, 2001, the Company's board of directors approved the issuance of a warrant to purchase up to 500,000 shares of the Company's common stock at $0.01 per share to a related party as compensation for services provided in connection with raising equity in fiscal 2001. The warrant has not been issued as of the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                 (Amounts in thousands, except per share data)

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

OVERVIEW - RECENT SIGNIFICANT ACQUISITION

     With the acquisition of Velocity, the Company has become a leader in nationwide customized delivery solutions for same-day, time-critical shipping and distribution. The Company provides an array of same-day ground and air delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services. The Company's network consists of approximately 210 locations in 86 of the top metropolitan areas in the United States. A fleet of approximately 7,500 vehicles, including 2,800 Company-leased and owned vehicles, and approximately 4,700 vehicles utilized by independent contractors, supports the Company's operations. The Company currently has approximately 5,000 employees.

     The purchase of Velocity was a key step in the Company meeting its goal of becoming the premier same-day express delivery and e-commerce fulfillment service in the United States. With the acquisition of Velocity, the Company now provides the following products and services to individual consumers and businesses:

          * same-day ground and air transportation services throughout the United States; and

          *    distribution, logistics and supply chain management services.

     The Company was incorporated in Utah in 1979 under the name Basin Energy Corporation. The Company has amended its name several times since then. In 1992 the Company changed its name to U-Ship, Inc., and in May 1999 to United Shipping & Technology, Inc. From 1979 until 1991, the Company was engaged in business activities that were unrelated to its current business. The Company's principal executive offices are located at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442 and its telephone number is (952) 941-4080. The Company's website is www.velocityexp.com.

RESULTS OF OPERATIONS:

Comparison of Quarters Ended March 31, 2001 and April 1, 2000
-------------------------------------------------------------

     Revenue for the quarter ended March 31, 2001 decreased $26.7 million, or 19.2%, to $112.2 million from $138.9 million for the quarter ended April 1, 2000. The decrease in revenue for the quarter ended March 31, 2001 is primarily the result of the following: (1) the loss of revenues from operations sold during the year of approximately $18.4 million over the same quarter last year,
(2) approximately $6.5 million of revenue lost due to the loss of approximately five business days due to inclement weather, and (3) approximately $1.8 million related to there being one less day in the quarter ended March 31, 2001 compared to the same quarter last year.

     Cost of services decreased $16.7 million, or 15.6%, to $90.5 million from $107.2 million for the quarter ended April 1, 2000; however, as a percentage of revenue, cost of services increased from 77.2% to 80.6%. The increase in cost of services as a percentage of revenue resulted from increased insurance costs over the same period from a year ago and increased labor and vehicle costs in markets that were affected by inclement weather. The overall dollar decrease in cost of services for the quarter resulted from reduced costs due to the sale of various operations offset by increased costs for insurance, labor and vehicles over the same period a year ago.

     General and administrative expenses were $25.1 million or 22.4% of revenue for the three months ended March 31, 2001 as compared with $35.0 million or 25.2% for the three months ended April 1, 2000, a decrease of $9.9 million or 28.3%. The decrease in general and administrative costs is a result of the sale of various operations of $4.7 million, and the continued efforts by the Company to integrate the administrative functions of the Company of approximately $5.0 million.

     Sales and marketing expenses were $2.4 million or 2.1% of revenue for the three months ended March 31, 2001 as compared with $3.1 million or 2.2% for the three months ended April 1, 2000, a decrease of $0.7 million or 23.6%. The initiative leading to the restructuring of the sales force of the Company into the national sales and logistics services group was instrumental in allowing the Company to achieve this decrease.

     Net interest expense decreased $0.06 million for the three months ended March 31, 2001 as compared with the same period last year. The decrease in interest expense is principally attributable to lower interest rates under the Company's revolving note.

Comparison of Nine Months Ended March 31, 2001 and April 1, 2000
----------------------------------------------------------------

     Revenue for the nine months ended March 31, 2001 increased $33.5 million or 10.1%, to $365.0 million from $331.5 million for the nine months ended April 1, 2000. The revenue trend for the nine months ended March 31, 2001 is the result of the following: (1) increased revenue of $86.6 million associated with nine months of Velocity results in fiscal 2001 compared with seven months in fiscal 2000; (2) decreased revenue associated with operations that have been sold of $38.8 million; (3) decreased revenue associated with business lost due to inclement weather of approximately $6.5 million; and (4) decreased revenue associated with ongoing operations of $7.8 million.

     Cost of services for the nine months ended March 31, 2001 increased $34.9 million, or 13.6%, to $291.4 million from $256.5 million for the nine months ended April 1, 2000, and as a percentage of revenue, increased from 77.4% to 79.8%. The increase in cost of services resulted from (1) increased costs of $70.2 million associated with nine months of Velocity results in fiscal 2001 compared with seven months in fiscal 2000; (2) decreased costs associated with operations that have been sold of $29.5 million and (3) decreased costs associated with ongoing operations of $5.8 million.

     General and administrative expenses were $83.2 million or 22.8% of revenue for the nine months ended March 31, 2001 as compared with $82.2 million or 24.8% for the nine months ended April 1, 2000, a decrease of $1.0 million or 1.2%.
The decrease in general and administrative costs resulted from (1) increased costs of $34.2 million associated with nine months of Velocity results in fiscal 2001 compared with seven months in fiscal 2000; (2) decreased costs associated with operations that have been sold of $21.5 million and (3) decreased costs associated with ongoing operations of $13.7 million.

     Sales and marketing expenses were $7.7 million or 2.1% of revenue for the nine months ended March 31, 2001 as compared with $10.8 million or 3.3% for the nine months ended April 1, 2000, a decrease of $3.1 million or 28.5%. The initiative leading to the restructuring of the sales force of the Company into the national sales and logistics services group and decreased branding costs in fiscal 2001 compared to fiscal 2000 resulted in the decrease.

     Net interest expense for the nine months ended March 31, 2001 increased $1.6 million to $4.8 million from $3.2 million for the nine months ended April 1, 2000. The increase is primarily due to nine months of activity under the revolving note in fiscal 2001 compared to seven months of activity in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES:

     Historically, the Company has operated at a loss and has funded its operations from the proceeds of a credit facility with a commercial lender as well as public and private equity offerings. Throughout fiscal 2000 and the first three quarters of fiscal 2001, the Company has financed the implementation of its revised business strategy through a credit facility with a commercial lender, various private placements of equity and debt, including sales of common stock and preferred stock, the issuance of warrants, and various bridge loan agreements.

     Beginning in January 2001, the Company entered into several financing arrangements to meet its working capital requirements. The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. This indebtedness is represented by promissory notes bearing interest at a rate of 18% per annum (the "Bridge Notes"), which are convertible at the option of the lender, into shares of the Company's Series D Preferred at an exercise price of $6.00 per share of Series D Preferred upon shareholder approval of the conversion. Each share of Series D Preferred is convertible into ten shares of the Company's common stock. The Series D shares have a mandatory redemption feature that requires the Company to redeem each outstanding share on the redemption date, March 1, 2007, at a price equal to the liquidation value per such share. In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants").

     As part of a $15.0 million private placement, and in addition to the Bridge Loan Agreement, the Company also entered into securities purchase agreements in connection with the sale of Series D Preferred and entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the "Subscription Notes"). As of March 1, 2001, the Company sold 250,000 shares of Series D Preferred to an investor for $2.0 million at a purchase price of $8.00 per share and sold Subscription Notes for an aggregate of $5.0 million. Each Subscription Note is automatically convertible into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred upon shareholder approval. On March 13, 2001 the Company issued a press release stating, in part, that it had raised $15.0 million of private placement financing of its Series D Convertible Preferred stock. This announcement was based upon an aggregate equity investment of $12.0 million and an additional $3.0 million anticipated from an investor, which has not been received to date.

     On March 3, 2001, the Company's board of directors approved the issuance of a warrant to purchase up to 500,000 shares of the Company's common stock at $0.01 per share to an affiliate as compensation for services provided in connection with raising equity in fiscal 2001. The warrant has not been issued as of the date of this filing.

     To meet its working capital needs, the Company will continue to require financing. There can be no assurance that the Company will be able to obtain the required financing, or if obtained, that the terms thereof would be favorable to the Company. If additional funding is not received, the Company may be required to restructure operations, sell assets, or potentially curtail operations. If the Company is unable to obtain additional financing sufficient to meet its needs it may not be able to continue its strategies or continue operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of March 31, 2001, and prior to its acquisition of Velocity in September 1999, the Company was not a party to any material legal proceedings. Velocity and certain related parties are parties to lawsuits arising out of the business of Velocity.

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

Cautionary Statements Regarding Pending Litigation and Claims

     The Company's statements above concerning pending litigation constitute forward-looking statements. Investors should consider that there are many important factors that could adversely affect the Company's assumptions and the outcome of claims, and cause actual results to differ materially from those projected in the forward-looking statements. These factors include:

     . The Company has made estimates of its exposure in connection with the lawsuits and claims that have been made. As a result of litigation or settlement of cases, the actual amount of exposure in a given case could differ materially from that projected. In addition, in some instances, the Company's liability for claims may increase or decrease depending upon the ultimate development of those claims.

     . In estimating the Company's exposure to claims, the Company is relying upon its assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify the Company for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time, in connection with routine litigation incidental to the Company's business, plaintiffs may bring claims against the Company, which may include undetermined amounts of punitive damages. The Company is currently not aware of any such punitive damages claim or claims in the aggregate which would exceed 10% of its current assets. Such punitive damages are not normally covered by insurance.

     . Although the Company has numerous claims, few, if any, are believed to have the potential to have a material adverse impact on the Company on a consolidated basis. An award against the Company or a subsidiary, or a settlement paid by it, in connection with currently pending claims could, however, have a material adverse effect upon the Company's cash flow in a given period in which an award or settlement occurs. Further, multiple awards against, or settlements by, the Company or its subsidiaries in a particular period could have a material adverse effect upon the Company's financial condition, cash flow and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Designation Of Series D Preferred Stock

     The Company's Amended and Restated Articles of Incorporation authorize the Board of Directors to issue, without any action by the Company's shareholders, up to 25,000,000 shares of preferred stock, in any classes or series the Board of Directors determines, and to specify the rights, preferences and privileges of such shares. On February 1, 2001, the Board of Directors by unanimous written consent authorized the creation and designation of 3,000,000 shares of Series D Convertible Preferred, par value $0.004 per share.

     No share of Series D Preferred is entitled to preference over any other share of Series D Preferred. Each share of Series D Preferred is entitled to one vote per share of common stock into which the Series D Preferred is convertible. As of the date hereof, each share of Series D Preferred was convertible into ten shares of common stock. The Series D Preferred ranks senior to the Company's common stock with respect to dividend rights and rights on liquidation, dissolution and winding up. Upon any liquidation, dissolution or winding up of the Company, each holder of Series D Preferred is entitled to receive an amount in cash equal to $8.00 for each share of Series D Preferred, equal to $0.80 per share of common stock into which the Series D Preferred would have been convertible, plus any unpaid dividends thereon, for each share held by such holder before any distribution or payment is made upon any common stock but currently on an equal basis with any payment on Series B Preferred and Series C Preferred. The Company intends to call a special meeting of its shareholders and seek shareholder approval providing that if there occurs any liquidation, dissolution or winding up of the Company, each holder of Series D Preferred would be entitled to receive $8.00, equivalent to $0.80 per share of common stock into which each share of Series D Preferred would have been convertible, plus any unpaid dividends thereon, before any distribution or payment is made to holders of the Company's Series B Preferred, Series C Preferred or common stock.

     To induce the investors to purchase the Series D Preferred, the existing holders of Series B Preferred and Series C Preferred executed an Agreement, Waiver and Estoppel dated March 6, 2001, and agreed to waive any right to receive payments on an equal basis as the holders of the Series D Preferred in the event of any liquidation, dissolution or winding up. The Series B Preferred and Series C Preferred certificates of designation must be amended to reflect the changes in the rights of the Series B Preferred and Series C Preferred.

Issuance Of Series D Preferred and Securities Convertible Into Series D
Preferred

     In December 2000, the Company's revenue, the timing of billings to customers and collections fell below amounts projected in its operating plan. Lower receivables and collections, together with other operating conditions, including projected negative cash flows in its second fiscal quarter, resulted in a short-term working capital deficit. To meet its working capital requirements, the Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"). Pursuant to the Bridge Loan Agreement, the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. In connection with the Bridge Loan Agreement, the Company issued Bridge Notes in the aggregate amount of $5.0 million, which are due and payable on July 4, 2001. The Bridge Notes are subordinate to the Company's senior indebtedness. Each note bears interest on the unpaid principal amount at an annual percentage rate of 18%. Interest on each of the Bridge Notes is payable at maturity in immediately available funds or, subject to ratification of the Company's shareholders and at the option of the lender, in shares of Series D Preferred.

     Pursuant to the Bridge Loan Agreement, the Company issued the Bridge Warrants to purchase an aggregate 216,533 shares of the Company's Series D Preferred at a per share purchase price of $0.01. The Warrants were issued on January 4, 2001, and expire on January 4, 2006.

     All or a portion of the principal and interest of the Bridge Notes may be converted by the lender at any time into shares of Series D Preferred. The Bridge Notes provide that the number of shares of Series D Preferred issuable upon conversion of the Bridge Notes shall equal the principal value of the Bridge Notes and all accrued interest divided by the lesser of: (a) the average closing price of the Company's common stock as reported by Nasdaq for the five days prior to the conversion, or (b) a price 25% lower than the price per share at which the Company's Series D Preferred, or any voting stock of the Company issued subsequent to issuance of the Bridge Notes, was last sold to one or more third party investors. Accordingly, pursuant to the purchase price of the Series D Preferred established in the Series D Preferred Purchase Agreement, the conversion price of the Bridge Notes was $0.60 per share as of the date hereof, which would result in the issuance of 883,840 shares of Series D Preferred, or 8,838,400 shares of common stock upon conversion. On January 4, 2001, the date the Company entered into the Bridge Loan Agreement, the closing price per share of the Company's common stock as listed on the Nasdaq SmallCap Market was $1.97.

     Under the terms of the Bridge Loan Agreement, at the next meeting of shareholders of the Company other than the Annual Meeting of Shareholders held on January 19, 2001, to be held following the issuance of the Bridge Notes, the Company is obligated to (a) seek the ratification by its shareholders of the conversion of the Bridge Notes, and (b) take all reasonable steps in its power to ensure that the Board of Directors of the Company recommend to its shareholders that such actions of the Company are ratified.

     Pursuant to the terms of a Securities Purchase Agreement dated March 1, 2001, between the Company and an investor (the "Series D Purchase Agreement"), the Company issued 250,000 shares of Series D Preferred at a purchase price of $8.00 per share, for an aggregate consideration of $2.0 million. The Series D Preferred shares issued are currently convertible into 2,500,000 shares of the Company's common stock, each share of Series D Preferred being presently convertible into ten shares of the Company's common stock.

     Pursuant to Stock Purchase Agreements entered into during March and April 2001 (collectively, the "Series D Note Agreements"), the Company issued Subscription Notes in the principal amount of $5.0 million to various investors. On March 13, 2001 the Company issued a press release stating, in part, that it had raised $15.0 million of private placement financing of its Series D Convertible Preferred stock. This announcement was based upon an aggregate equity investment of $12.0 million and an additional $3.0 million anticipated from an investor, which has not been received to date. No interest accrues on the unpaid principal balance outstanding of the Subscription Notes. In the event that the Company's shareholders approve of the issuance of Series D Preferred having voting power greater than 20% of the outstanding voting securities of the Company, all of the principal balance of the Subscription Notes shall be converted into a number of shares of the Company's Series D Preferred equal to the quotient of the principal being converted divided by $8.00. Upon shareholder approval, the principal amount of the Subscription Notes issued is convertible into 562,406 shares of Series D Preferred, each share of Series D Preferred being presently convertible into ten shares of the Company's common stock.

     If the lender converts the Bridge Notes, the lender, and the other investors purchase all of the shares of the Series D Preferred as described above and all holders convert Series D Preferred to common stock, the number of shares of common stock issued upon such conversion would exceed 20% of the outstanding voting securities of the Company.

     Under the terms of the Series D Purchase Agreements and the Series D Note Agreements, the Company is obligated to seek shareholder approval of the issuance of Series D Preferred to the extent that the number of shares of common stock into which the Series D Preferred is convertible would exceed 20% of the Company's outstanding voting securities. The Company is also obligated to seek shareholder approval of the issuance of Series D Preferred pursuant to the Nasdaq Rules. The Company intends to call a special meeting of its shareholders and seek shareholder approval consistent with the Series D Purchase Agreements and the Series D Note Agreements.

     The Company utilized the services an investment banking firm as placement agent for the above-referenced securities transactions. No means of general solicitation was used in offering the securities. The securities in the transaction were sold to a limited group of accredited investors in a private placement transaction, exempt from registration under Rule 506 of Regulation D under the Securities Act. All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act. Except where otherwise indicated, the Company intends to use the net proceeds from the sale of these securities to (1) strengthen its balance sheet by reducing accounts payable, (2) strengthen its working capital position, (3) invest in technology, and (4) purchase additional delivery equipment.

Approval of Warrants to Purchase Common Stock

     On March 3, 2001, the Company's board of directors approved the issuance of a warrant to purchase up to 500,000 shares of the Company's common stock at $0.01 per share to a related party as compensation for services provided in connection with raising equity in fiscal 2001. The warrant has not been issued as of the date of this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     As of March 31, 2001, the Company was not in compliance with a covenant in its revolving note and senior subordinated note facilities to provide $1.5 million of additional equity by April 6, 2001. The Company is currently in discussions with its revolving note and senior subordinated note lenders to resolve this default. Because of the Company's inability to cure these defaults as of March 31, 2001, the balance of the revolving note and the senior subordinated note have been classified as current liabilities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

   In January 2001, the Company submitted to its shareholders three matters, all of which were approved at the annual meeting held on January 19, 2001. The matters were to elect seven directors, to approve amendments to the 1996 Director Stock Option Plan, and to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended June 30, 2001.

   At the annual meeting, the following directors received the following votes:


                                           Withhold
                                For        Authority
                                ---        ---------
Peter C. Lytle               12,934,162       75,368
Timothy G. Becker            12,915,026       94,504
Marshal T. Masko             12,898,773      110,757
Marlin Rudebusch             12,995,916       13,614
Timothy L. Traff             13,009,530            0
Ronald G. Olson              12,995,916       13,614
Peter W. Kooman              13,009,530            0

   The shareholders approved amendments to the Company's 1996 Director Stock Option Plan, including an amendment to increase the number of shares for which options may be granted under such plan from 210,000 to 600,000 shares, with voting as follows: 12,465,117 for, 270,785 against, and 321,314 abstaining.

   The shareholders ratified the appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for its fiscal year ending June 30, 2001 with voting as follows: 13,006,889 for, 41,387 against, and 8,930 abstaining.

ITEM 5. OTHER INFORMATION.

     Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits required by Item 601 of Regulation S-B:

          Reference is made to the Exhibit Index.

     b.   Reports on Form 8-K

          The Company filed four reports on Form 8-K during the fiscal quarter ended March 31, 2001, as follows:

               (1) Current Report on Form 8-K filed on January 9, 2001, relating to the announcement that the Company had completed a private placement bridge financing with TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, and Blue Star I, LLC.

               (2) Current Report on Form 8-K filed on January 29, 2001, relating to the announcement that Jeffry Parell assumed the office of Chief Executive Officer following the resignation of such position by Peter Lytle, Chairman of the Company's board of directors.

               (3) Current Report on Form 8-K Filed on February 16, 2001, relating to a proposed private placement of up to $15.0 million of the Company's equity securities for the purpose of increasing its working capital.

               (4) Current Report on Form 8-K filed on March 13, 2001, relating to the announcement that the Company had completed a private placement financing for $15.0 million of its Series D Convertible Preferred Stock.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on May 21, 2001.


                       UNITED SHIPPING & TECHNOLOGY, INC.



                         By  /s/ Jeffry J. Parell
                             ---------------------------------------
                             Jeffry J. Parell
                             Chief Executive Officer


                         By  /s/ Mark E. Ties
                             ---------------------------------------
                             Mark E. Ties
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit No.          Description
     -----------          -----------

          4.1 Certificate of Designation of Preferences and Rights of Series D Preferred and Articles of Amendment to the Company's Restated Articles of Incorporation (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

          4.2 Agreement, Waiver and Estoppel dated March 6, 2001, between the holders of the Company's Series B Preferred Stock, the holders of the Company's Series C Preferred Stock and certain holders of Series D Preferred (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

         10.1 Securities Purchase Agreement Dated as of March 1, 2001 among the Company and RS Investment Management, Inc. (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

         10.2 Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation,
                          Salah Al-Qahtani and AL-MAL Islamic Company
                          (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

         10.3 Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

         10.4 Second Amended and Restated Registration Rights Agreement dated as of March 1, 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

         10.5 Form of warrant to purchase shares of Series D Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).