Form 10KSB/A
period 2000-07-01
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-07-30
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

                                   ----------

                                   (Mark One)

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 1, 2000

                                   ----------

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

                    Issuer's telephone number: (952) 941-4080

                                   ----------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.004 per share.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

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


================================================================================

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

      As of July 1, 2000, the Company had purchase commitments for capital improvements totaling approximately $950,000. These commitments and the timing of the payments of these commitments occurred over the first six months of fiscal 2001, and as such, were funded out of working capital.

      The Company's financial condition during the past year was impacted substantially by the acquisition of Velocity Express in August 1999. Cash flow used in operations was $18,893,000, driven principally by a net loss before depreciation, amortization and other non-cash items of $18,432,000. Approximately 70 percent of this loss was attributed to the operations of Velocity Express. Other working capital changes resulted in an additional use of cash of $461,000 and were again the direct result of the acquisition of Velocity Express. Accounts payable generated a positive increase in working capital of $13,184,000, while accounts receivable, other assets and miscellaneous accruals generated negative cash flow of $13,645,000.

      Cash flow used as a result of investing activities was also the direct result of the Velocity Express acquisition. Cash required for the acquisition of Velocity Express amounted to $58,513,000. This cash was obtained through the issuance of a new revolving credit facility, seller notes and the raising of additional capital by the Company through the sale of Common Stock, Preferred Stock, and warrants. Capital expenditures were $4,223,000 in fiscal 2000, compared to $557,000 in fiscal 1999. Investment in Velocity Express accounted for 98 percent of 2000 capital expenditures and was primarily for computer hardware and software expenditures.

      Cash flow generated through financing activities amounted to $86,388,000 during fiscal 2000. Net proceeds from the issuance of debt instruments and proceeds from the private placement of Common Stock and Preferred Stock were the primary sources of cash during fiscal 2000. Long-term debt and notes payable generated $40,028,000 during fiscal 2000, with approximately 90 percent of those proceeds coming from the Company's revolving credit facility. The Company also sold 2,901,000 shares of Common Stock and 4,806,797 shares of Preferred Stock in fiscal 2000. Proceeds from these private placements amounted to $15,776,000 and $37,300,000, respectively.

      The principal financing agreements consist of a revolving note, senior subordinated note, long-term subordinated note, short-term subordinated note and convertible subordinated note. The Company's subsidiary is the borrower on the notes with the Company, and its other subsidiaries, acting as guarantors. The long-term subordinated note, short-term subordinated note and convertible subordinated note are referred to as the "seller notes."

      Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables less the amount outstanding on the $5.0 million Swing Line Note issued to an institutional financier. Interest is payable monthly at a rate of Prime plus 0.6% (9.6% at July 1, 2000). All amounts advanced are due September 23, 2004. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The lender has established various reserves under the facility.

      The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount aggregated $1.4 million at July 31, 2000. The discount is amortized over the life of the note. The warrant has an exercise price of $3.1041 per share and entitles the holder to acquire, in whole or in part, 1,457,959 shares of the Company's common stock, subject to adjustment for certain anti-dilution rights as defined in the warrant purchase agreement.

      Both the long-term subordinated note and the convertible subordinated notes are due on September 24, 2004. Interest payments are due quarterly at the rate of 12% on the long-term note and 6% on the Convertible note.

      Substantially all of the assets and operations of Velocity Express have been pledged to secure borrowings under the revolving note, the senior subordinated note and the seller notes. The Company is subject to certain restrictive covenants under each of the notes and the amendments thereto. These covenants include limitations on dividends, loans and investments, capital expenditures, new indebtedness, changes in capital structure and limitations on the sale of assets. The Company is also required to maintain certain financial covenants related to minimum EBITDA. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions, mergers or changes in the Company's business objectives.

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

      Based on its financial forecasts, the Company believes that it has sufficient resources given its operating profit levels and revenue expectations to fund the future year's cash requirements.

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

ITEM 7.   FINANCIAL STATEMENTS

               United Shipping & Technology, Inc. and Subsidiaries

                        Consolidated Financial Statements

                         July 1, 2000 and June 30, 1999



                                  CONTENTS                                PAGE
                                  --------                                ----

Report of Independent Auditors                                             6
Independent Auditor's Report                                               7
Consolidated Financial Statements
     Consolidated Balance Sheets                                           8
     Consolidated Statements of Operations                                 9
     Consolidated Statements of Shareholders' (Deficit) Equity             10
     Consolidated Statements of Cash Flow                                  11
Notes to Consolidated Financial Statements                                 12

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated September 25, 2000, the Company, as discussed in Note 12, has experienced continued operating losses and negative cash flows from operations that affect the Company's current liquidity. Note 12 describes management's plans to address these issues.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 1, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP
                                                     Ernst & Young LLP

Minneapolis, Minnesota
September 25, 2000, except for Note 12,
as to which the date is July 26, 2001.

                          Independent Auditor's Report



Board of Directors
United Shipping and Technology, Inc.
Plymouth, Minnesota

We have audited the accompanying consolidated balance sheet of United Shipping and Technology, Inc. & Subsidiaries (formerly U-Ship, Inc.) as of June 30, 1999, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Shipping and Technology, Inc. & Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                         /s/ LURIE, BESIKOF, LAPIDUS & CO., LLP
                                         LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
August 13, 1999

               United Shipping & Technology, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                               July 1,     June 30,
                                                                2000         1999
                                                              ---------    ---------
Assets
Current assets:                                               $   3,993    $     252
     Cash and cash equivalents
     Accounts receivable, net of allowance for doubtful
        accounts of $2,575 and $23 in 2000 and 1999,
        respectively                                             57,698          275
Accounts receivable - other                                       3,960           --
Stock subscription receivable                                        --          250
Prepaid expenses                                                  9,213          194
Inventories                                                       1,109          883
Other current assets                                                163          122
                                                              ---------    ---------
Total current assets                                             76,136        1,976
Property and equipment:
     Land                                                           488           --
     Buildings and leasehold improvements                         1,863           --
     Furniture, equipment and vehicles                           15,340        1,811
                                                              ---------    ---------
                                                                 17,691        1,811
     Less accumulated depreciation                               (4,895)        (953)
                                                              ---------    ---------
                                                                 12,796          858
Goodwill, net of accumulated amortization of $3, 312
     and $46 in 2000 and 1999, respectively                      89,220        1,426
Notes receivable from related party                               1,354           --
Other assets                                                      2,217          128
                                                              ---------    ---------
Total assets                                                  $ 181,723    $   4,388
                                                              =========    =========

                                                               July 1,     June 30,
                                                                2000         1999
                                                              ---------    ---------
Liabilities and shareholders' (deficit) equity
Current liabilities:
     Trade accounts payable                                   $  30,792    $     557
     Accrued insurance and claims                                42,238           --
     Accrued wages and benefits                                   9,020           --
     Accrued legal and claims                                    16,192           --
     Other accrued liabilities                                   12,669          228
     Current maturities of long-term debt and
        capital lease obligations                                 7,167           40
                                                              ---------    ---------

Total current liabilities                                       118,078          825
Long-term debt, including capital lease obligations
     (net of current maturities)                                 39,495          617
Other long-term accrued liabilities                                  12           --
Series B redeemable preferred stock                              25,261           --

Shareholders' (deficit) equity:
     Common stock, $0.0004 par value:
       Authorized shares - 75,000
       Issued and outstanding shares - 16,400 and 10,611
         In 2000, and 1999, respectively                             65           42
     Additional paid-in capital                                  43,240       15,571
     Accumulated deficit                                        (44,387)     (12,667)
     Accumulated other comprehensive loss                           (41)          --
                                                              ---------    ---------
Total shareholders' (deficit) equity                             (1,123)       2,946
                                                              ---------    ---------
Total liabilities and shareholders' (deficit) equity          $ 181,723    $   4,388
                                                              =========    =========

                             SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

                      Consolidated Statement of Operations
                  (Amounts in thousands, except per share data)

                                                       July 1,      June 30,
                                                        2000         1999
                                                      ---------    ---------
Revenue                                               $ 471,152    $   1,483
Cost of service                                         378,856          746
                                                      ---------    ---------
Gross profit                                             92,296          737
Operating expenses:
     General and administrative                          99,476        2,947
     Marketing and sales                                 16,133          385
     Research and development                                --          296
                                                      ---------    ---------
Total operating expenses                                115,609        3,628
                                                      ---------    ---------
Loss from operations                                    (23,313)      (2,891)
Other income (expense)
     Interest expense                                    (5,329)         (56)
     Other income                                           373           --
     Interest income                                         57           52
                                                      ---------    ---------
Net loss                                              $ (28,212)   $  (2,895)
                                                      =========    =========
Net loss applicable to common shareholders            $ (31,720)   $  (2,895)
                                                      =========    =========
Basic and diluted net loss per share                  $   (2.27)   $   (0.42)
                                                      =========    =========

Basic and diluted weighted average number of common
   shares outstanding                                    13,954        6,882
                                                      =========    =========



SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

            Consolidated Statements of Shareholders' (Deficit) Equity
                             (Amounts in thousands)

                                               Series A
                                              Cumulative
                                              Convertible                                                   Accumulated
                                            Preferred Stock        Common Stock    Additional                 Other
                                            -------------------------------------    Paid-in   Accumulated Comprehensive
                                             Shares     Amount    Shares   Amount    Capital     Deficit       Loss       Total
                                            -------------------------------------------------------------------------------------
Balance at June 30, 1998                      4,455       $ 18    4,980     $ 20    $ 12,935    $ (9,772)         $ -     $ 3,201
    Acquisition of JEL Trucking, Inc.             -          -      100        -          60           -            -          60
    Acquisition of Twin City Transportation,
       Inc.                                       -          -      423        2         908           -            -         910
    Conversion of preferred stock            (4,455)       (18)   4,456       18           -           -            -           -
    Warrants issued to purchase common stock      -          -        -        -         135           -            -         135
    Stock options exercised                       -          -      121        -         166           -            -         166
    Warrants exercised                            -          -       20        -          58           -            -          58
    Conversion of notes payable and accrued
       interest                                   -          -      275        1         762           -            -         763
    Private placement of common stock             -          -      236        1         547           -            -         548
    Net loss and comprehensive loss               -          -        -        -           -      (2,895)           -      (2,895)
                                             ------------------------------------------------------------------------------------
Balance at June 30, 1999                          -          -   10,611       42      15,571     (12,667)           -       2,946
    Private placement of common stock             -          -    2,901       12      15,764           -            -      15,776
    Warrants related to senior subordinated
       note                                       -          -        -        -       1,708           -            -       1,708
    Value of preferred stock conversion
       feature                                    -          -        -        -       3,508      (3,508)           -           -
    Stock options exercised                       -          -      366        1       1,633           -            -       1,634
    Warrants exercised                            -          -    2,351        9       4,344           -            -       4,353
    Conversion of notes payable and accrued
       interest                                   -          -      135        1         616           -            -         617
    Other                                         -          -       36        -          96           -            -          96
    Net loss                                      -          -        -        -           -     (28,212)           -     (28,212)
    Foreign currency translation                  -          -        -        -           -           -          (41)        (41)
                                                                                                                      -----------
    Comprehensive loss                            -          -        -        -           -           -            -     (28,253)
                                             ------------------------------------------------------------------------------------
Balance at July 1, 2000                           -        $ -   16,400     $ 65    $ 43,240   $ (44,387)       $ (41)   $ (1,123)
                                             ====================================================================================

SEE ACCOMPANYING NOTES.

               United Shipping & Technology, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)


                                                                   Year ended
                                                               July 1,    June 30,
                                                                2000        1999
                                                              --------    --------
Operating activities
Net Loss                                                      $(28,212)   $ (2,895)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                               4,696         348
    Amortization                                                 3,742          80
    Other                                                        1,219        --
    Loss on retirement of equipment                                 52        --
    Non-cash portion of merger and restructuring charge             71        --
    Changes in operating assets and liabilities:
      Accounts receivable                                       (4,365)         74
      Other current assets                                      (5,850)       (168)
      Other assets                                               1,794          55
      Accounts payable                                          13,184         392
      Accrued liabilities and deferred revenue                  (5,224)         77
                                                              --------    --------
Cash used in operating activities                              (18,893)     (2,037)
Investing activities
Proceeds from sale of equipment                                    498        --
Purchases of property and equipment                             (4,223)       (557)
Acquisition of business, net of cash acquired                  (58,513)       (810)
Notes receivable                                                (1,354)       (122)
Redemption of short-term investments                              --         1,700
Other, net                                                        (111)        (42)
                                                              --------    --------
Cash (used in) provided by investing activities                (63,703)        169
Financing activities
Payments on notes payable and long-term debt                    (4,388)        (58)
Proceeds from notes payable and long-term debt                  44,416       1,350
Proceeds from stock subscription                                   250          18
Proceeds from sale  of common stock                             15,776         480
Proceeds from sale of redeemable preferred stock                25,261        --
Proceeds from sale of warrants                                    --           135
Proceeds from exercise of options and warrants                   5,987         224
Expenditures related to sales of preferred and common stock       (914)       (183)
                                                              --------    --------
Cash provided by financing activities                           86,388       1,966
Effect of currency exchange rate changes on cash                   (51)       --
                                                              --------    --------
Net increase in cash and cash equivalents                        3,741          98
Cash and cash equivalents, beginning of year                       252         154
                                                              --------    --------
Cash and cash equivalents, end of year                        $  3,993    $    252
                                                              ========    ========
Supplemental disclosures of cash flow information
Cash paid for interest                                        $  5,023    $     24
                                                              ========    ========
Supplemental disclosures of noncash investing and financing
   activities
Issuance of common stock through the conversion of debt       $    617    $    763
                                                              ========    ========
Value of warrants issued in lieu of services performed        $  1,219    $   --
                                                              ========    ========
Property and equipment returned to inventory                  $   --      $    406
                                                              ========    ========

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

                                                       Year ended
                                                July 1,           June 30,
                                                  2000              1999
                                               ---------------------------
                                                 (Amounts in thousands,
                                                 except per share data)
Numerator:
   Net loss                                    $ (28,212)        $ (2,895)
    Beneficial conversion feature                 (3,508)               -
                                               ---------------------------
    Adjusted net loss applicable to common
       shareholders                            $ (31,720)        $ (2,895)
                                               ===========================
Denominator for basic and diluted loss
   per share - weighted average shares            13,954            6,882
                                               ===========================
Basic and diluted loss per share               $   (2.27)        $  (0.42)
                                               ===========================

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Foreign Currency Translation and Transactions

      Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity.

Goodwill

      Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible assets acquired in business combinations and is amortized on a straight-line basis over 15 years.

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

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No.25. The Interpretation, which is effective prospectively as of July 1, 2000, requires that stock options that have been modified in such a way to trigger a new measurement date be accounted for as variable. The Company has not modified its stock plan or its options outstanding, therefore, the Company will continue to account for its stock options as fixed.

Reclassifications

      Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3.    Acquisitions

      Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. ("CEX") all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. ("CEDS"), a provider of same-day delivery solutions. The purchase price was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43 million in cash provided by an institutional debt financier and an investment firm, $19.5 million in a combination of short- and long-term notes issued to CEX, and the assumption of $28.7 million of net liabilities. The Company recognized approximately $91.2 million in goodwill. The results of CEDS' operations have been included in the Company's consolidated financial statements since August 28, 1999.

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

      The following represents the activity within these accruals (in thousands):

      Balance at June 30,  1999            $     -
         Additions                           3,929
         Payments                           (1,451)
                                           -------
      Balance at July 1, 2000              $ 2,478
                                           =======

      In connection with the acquisition of CEDS, the Company incurred or may incur fees for merger and acquisition related services totaling up to $5.0 million. These fees consist of $3.8 million upon the closing of the transaction and possible contingent payments of up to $1.2 million to former employees. The contingent payments are due in annual increments of $.6 million in fiscal years 2001 and 2002, upon the Company achieving various revenue targets. The Company has paid the $3.8 million of fees that were due upon the closing. Given the nature of the contingent portion of the agreement, the Company will recognize the expense associated with the contingent payments if and at the time the revenue targets are achieved. If the revenue targets are not achieved, the Company is not liable for the contingent portion of the agreement.

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

                                                     2000          1999
                                                  -------------------------
                                                   (Amounts in thousands,
                                                   except per share data)

      Revenue                                     $ 558,428      $ 607,612
      Loss from operations                          (28,344)       (36,337)
      Net loss applicable to common shareholders    (37,553)       (42,357)
      Basic and diluted net loss per share        $   (2.69)     $   (6.15)

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

4.    Long-Term Debt and Capital Leases

      Long-term debt and capital leases consisted of the following (in thousands):

                                               July 1,      June 30,
                                                2000          1999
                                              ----------------------
      Revolving note                          $ 21,903          $ -
      Senior subordinated note                   3,577            -
      Long-term subordinated note to CEX         6,519            -
      Short-term subordinated note to CEX        4,404            -
      Convertible subordinated note to CEX       3,600            -
      9% convertible subordinated note             951            -
      Equipment financing debt                   5,471            -
      Various other notes and leases               237          657
                                              ----------------------
                                                46,662          657
      Less current maturities                   (7,167)         (40)
                                              ----------------------
                                              $ 39,495        $ 617
                                              ======================

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


      The future maturities on long-term debt consist of the following (in thousands):

      Fiscal year:
      2001                        $  7,167
      2002                           1,641
      2003                           1,641
      2004                             547
      2005                          35,666
                                  --------
                                  $ 46,662
                                  ========

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

      As a result of the acquisition of CEDS, the Company was also liable on a 6% convertible subordinated note which was due January 31, 2000. In March 2000, the Company made a principal payment in the amount of $.5 million plus accrued interest and in April 2000 restructured the terms of the original agreement into a 9% convertible subordinated note in the amount of approximately $1.7 million. Under the new agreement, the Company is required to pay principal and interest in an amount equal to $.2 million (or such lesser amount if less than $.2 million of unpaid principal and accrued interest is outstanding) commencing May 1, 2000 and continuing until all principal and interest is paid or otherwise provided for. In connection with the new agreement, the Company also issued warrant to purchase 15,000 shares of common stock at an exercise price of $12.925 per share. The Company recorded the fair value associated with this warrant as a discount against the carrying value of the note.

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

5.    Preferred and Common Stock

                                                Authorized        Par
                                                  Shares         Value
                                               -------------------------
      Series A Cumulative Convertible
           Preferred Stock                        4,500,000     $ 0.004
      Series B Convertible and Redeemable
           Preferred Stock                       10,000,000       0.004
      Series C Convertible Preferred Stock        5,000,000       0.004
      Preferred stock - undesignated              5,500,000       0.004
      Common stock                               75,000,000       0.004

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

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

      A summary of the status of the Company's stock option plans as of July 1, 2000 and activity during the three fiscal years then ended is presented below:


                                   Options Outstanding        Weighted
                                       Under the Plan          Average
                                 -------------------------  Exercise Price
                                      ISO        Non-ISO      Per Share
                                 -------------------------   -----------
      Balance at June 30, 1998       130,250      637,500        1.10
          Options granted            450,500            -        1.91
          Options exercised          (11,000)    (110,000)       1.38
          Options forfeited          (90,500)           -        3.77
                                 -------------------------
      Balance at June 30, 1999       479,250      527,500        1.11
          Options granted          2,962,105      810,900        9.37
          Options exercised          (16,000)    (350,000)       4.47
                                 -------------------------
      Balance at July 1, 2000      3,425,355      988,400       $7.96
                                 =========================

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


                     Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------   --------------------------
                                            Weighted
                             Shares          Average       Weighted       Shares       Weighted
                           Outstanding      Remaining      Average     Exercisable     Average
  Range of                 at July 1,      Contractual     Exercise     at July 1,     Exercise
  Exercise Prices             2000            Life          Price          2000         Price
-------------------------------------------------------------------   ----------------------------
       $ 0.19  -  $ 0.40      560,000       7.3 years       $ 0.40        560,000       $ 0.40
         1.13  -    1.50      310,000       6.6 years         1.25        270,000         1.26
         2.94  -    3.50      120,750       7.1 years         3.22        104,950         3.21
         4.50  -    5.00      585,690       9.3 years         4.63        569,190         4.63
        10.75  -   14.86    2,837,315       4.9 years        10.94        955,000        10.88
                           ----------                                  ----------
                            4,413,755       6.0 years       $ 7.96      2,459,140       $ 5.66
                           ==========                                  ==========

                                                   2000                               1999
                                       -----------------------------      ---------------------------
                                                        Weighted                            Weighted
                                                         Average                             Average
                                                        Exercised                           Exercised
                                          Warrants        Price              Warrants         Price
                                       -----------------------------      ---------------------------
Balance at beginning of year                3,965,999     $ 2.47             3,700,826        $ 2.05
   Granted                                  2,334,597       6.39               396,333          2.34
   Exercised                               (2,350,612)      2.09               (20,000)         2.92
   Forfeited                                 (175,998)      3.90              (111,160)         3.48
                                           ----------                       ----------
Balance at end of year                      3,773,986     $ 5.59             3,965,999        $ 2.47
                                           ==========                       ==========

                                                              Weighted Average
                                                  ----------------------------------------
                                                       Remaining             Exercise
     Range of Exercise Prices    Warrants           Contractual Life          Price
---------------------------------------------     ----------------------------------------
       $ 0.600  -  $ 1.063         383,660             3.00 years             $ 0.67
         1.750  -    2.265         557,068             3.40 years               1.85
         2.800  -    3.250       1,769,309             9.10 years               3.06
         3.500  -    4.500         364,423             2.30 years               4.07
         5.025  -    7.500         502,923             4.00 years               6.75
        10.150  -   12.925         196,603             4.30 years              12.53
                                ----------
                                 3,773,986             7.44 years             $ 5.59
                                ==========

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

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

                                                                    2000        1999
                                                                  --------    -------
      Net loss applicable to common shareholders - as reported    $(31,720)   $(2,895)
      Net loss applicable to common shareholders - pro forma       (36,799)    (3,063)
      Net loss per share - basic and diluted as reported            $(2.27)    $(0.42)
      Net loss per share - basic and diluted pro forma               (2.64)     (0.45)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                                                    2000       1999
                                                                  --------    -------
Expected dividend yield                                                --          --
Expected stock volatility                                             134%       167%
Risk-free interest rate                                              6.17%      5.10%
Expected life of options                                                5          5

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

6.    Income Taxes

      The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (in thousands):

                                                    July 1,   June 30,
                                                     2000       1999
                                                   --------   --------
      Deferred tax assets:
         Net operating loss carry forwards         $ 17,331   $ 4,500
         Reserves, allowances and accruals            1,180       114
                                                   --------   -------
                                                     18,511     4,614
      Deferred tax liabilities                       (1,690)     (143)
                                                   --------   -------
                                                     16,821     4,471
      Valuation allowance                           (16,821)   (4,471)
                                                   --------   -------
                                                   $     --   $    --
                                                   ========   =======

      At July 1, 2000, the Company had net operating loss carry forwards for income tax purposes of approximately $45.6 million, which expire 2005 through 2020. A portion of the losses may be limited pursuant to Internal Revenue Code
Section 382.

      The change in the valuation allowance was an increase of $12.4 million and $.9 million in fiscal years 2000 and 1999, respectively, and resulted principally from net operating loss carry forwards.

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.    Commitments and Contingencies

Lease Commitments

      The Company leases equipment, vehicles, and buildings under non-cancelable leases. Future minimum lease commitments under non-cancelable leases as of July 1, 2000 were as follows (in thousands):

                                                     Operating
                                                      Leases
                                                     ---------
                 Fiscal year:
                 2001                                 $24,267
                 2002                                   6,384
                 2003                                   4,750
                 2004                                   3,390
                 2005                                   2,586
                 Thereafter                               876
                                                      -------
                                                      $42,253
                                                      =======

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

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

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

      One of the Company's board members is a partner in the senior subordinated note lender. In addition to the lender providing debt financing of $5 million for the CEDS acquisition, the board member and other partners in the senior subordinated note lender collectively purchased 23,648 shares of the Company's common stock and received 2,365 warrants at an exercise price of $12.50 per share. Proceeds from the sale of common stock were approximately $.1 million. These transactions were valued at the fair value of the Company's warrants and stock at the time of the transactions.

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

               United Shipping & Technology, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.   Quarterly Financial Information (unaudited)

      Unaudited summarized financial data by quarter for fiscal years 2000 and 1999 is as follows (in thousands, except per share data):


                                                                    Three Months ended
                                                  October 2,      January 1,       April 1,        July 1,
                                                    1999            2000            2000            2000
                                                 ----------------------------------------------------------
      Fiscal year 2000:
         Revenue                                  $ 53,724        $138,908        $138,900       $139,620
         Loss from operations                       (1,479)        (10,092)         (6,423)        (5,319)
         Net loss applicable to
           common shareholders                      (1,617)        (11,230)         (7,847)       (11,026)(1)
         Basic and diluted net loss
           per share                              $  (0.15)       $  (0.86)       $  (0.50)      $  (0.76)

         (1) The net loss applicable to common shareholders in the fourth quarter includes $3,508 for the impact of the beneficial conversion feature of the Company's Series B Preferred issued in May 2000.

                                                                             Three Months ended
                                                      September 30,      January 2,      March 31,      June 30,
                                                           1998            1999           1999           1999
                                                    ------------------------------------------------------------
       Fiscal year 1999:
          Revenue                                         $  124          $  148         $  483          $  728
          Loss from operations                              (626)           (670)          (771)           (824)
          Net loss                                          (605)           (656)          (797)           (837)
          Basic and diluted net loss
            per share                                     $(0.12)         $(0.13)        $(0.11)         $(0.06)

12.   Subsequent Events

      As discussed in Note 10, the Company's operating plans include continued efforts toward the integration and consolidation of activities to further impact the operating performance of the Velocity Express acquisition as well as specific initiatives to reduce cash expenditures related to general and administrative expenses. While those activities continue, the Company's operating results were impacted by the severe winter weather that impacted revenues and related cash collections. For the nine months ended March 31, 2001, the Company had net losses of approximately $26.7 million and negative cash flows from operating activities of approximately $29.0 million. As a result, the Company's current liquidity into fiscal 2002 may be affected. Additionally, the Company had a technical default on its revolving credit agreement and was successful in obtaining a waiver.

      The Company's operating plan includes further cost reduction efforts, continued consolidation of operating activities as well as securing additional financing from lenders or through the issuance of additional Company equity securities. There can be no assurance, however, that these efforts will be successful.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 10, 1999, the Company engaged Ernst & Young LLP ("Ernst & Young") as its principal independent accountant to audit its financial statements. On the same date, the Company informed Lurie, Besikof, Lapidus & Co., LLP ("Lurie") that Lurie would no longer serve as the Company's independent accountant. The replacement of Lurie by Ernst & Young was approved by the Company's Board of Directors on November 10, 1999.

      Except for an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a going concern to the Company's consolidated financial statements of and for the years ended June 30, 1999 and 1998, Lurie's reports on the Company's financial statements for the past two fiscal years have not contained an adverse opinion or a disclaimer of opinion principles. In conjunction with the Company's filing its form 10-KSB for the year ended July 1, 2000, the explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern was removed from the opinion of Lurie, Besikof, Lapidus & Co,, LLP. There have been no disagreements, during or subsequent to the Company's past two fiscal years, between the Company and Lurie on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to Lurie's satisfaction, would have caused Lurie to make reference to the subject matter of such disagreements in connection with its report.

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

      The following table contains certain information known to the Company regarding beneficial ownership of its Common Stock as of September 22, 2000, by
(i) each person who is known to the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's officers, and (iv) all current executive officers and directors as a group. Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares

                                                                     Beneficially   Beneficially
             Name and Address of Beneficial Owner                      Owned (1)      Owned (2)
      ------------------------------------------------------------   ------------   -------------
      TH Lee.Putnam Internet Partners, L.P. (3)
      200 Madison Avenue, Suite 2225, New York NY  10016..........     5,150,751       23.7%

      Richard and Mabeth Neslund (4)
      15210 Wayzata Boulevard, Wayzata, MN  55391.................     1,948,900       11.7%

      Bayview Capital Partners LP (5)
      641 East Lake Street, Suite 230, Wayzata, MN  55391.........     1,507,529        8.3%

      RS Investment Management Co. LLC
      338 Market Street, Suite 200, San Francisco, CA  94111......     1,058,243        6.4%

      Peter C. Lytle (6)..........................................     1,056,600        6.1%

      Entities Affiliated with Brahman Management Corp. (7)
      277 Park Avenue, 26th Floor, New York, NY  10172............       985,074        5.9%

      Peter A. Hochfelder (7)
      277 Park Avenue, 26th Floor, New York, NY  10172............       985,074        5.9%

      Robert J. Sobel (7)
      277 Park Avenue, 26th Floor, New York, NY  10172............       985,074        5.9%

      Mitchell A. Kuflick (7)
      277 Park Avenue, 26th Floor, New York, NY  10172............       985,074        5.9%

      Entities Affiliated with Tudor Investment Corporation (8)
      600 Steamboat Road Greenwich, CT  06830.....................       985,074        5.9%

      Timothy G. Becker (9).......................................       742,502        4.3%

      Kenneth D. Zigrino (10).....................................       412,500        2.4%

      Marshall T. Masko (11)......................................       376,584        2.2%

      Susan Clemens (12)..........................................       145,001          *

      Ronald G. Olson (13)........................................        28,000          *

      James A. Bartholomew (14)...................................        20,000          *

      Marlin Rudebusch (15).......................................        20,000          *

      Peter W. Kooman (16)........................................        14,865          *

      Mark E. Ties................................................           669          *

      James G. Brown..............................................             -          -

      All directors and officers as a group (10 persons) (17).....     2,816,727       15.0%
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

                                                                 Number of
                                                                 Series A
                                                                 Preferred      Number of
           Name                       Position                    Shares         Warrants
      ------------------   ----------------------------------    ---------      ---------
      Peter C. Lytle       President, Chief Executive Officer
                           and Director                           250,000        125,000
      Susan M. Clemens     Director                                83,334         41,667
      Kenneth D. Zigrino   Vice President and Secretary           125,000         62,500
      Marshall T. Masko    Director                                83,334         41,667
      Timothy G. Becker    Chief Financial Officer                 41,668         20,884

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

      On February 25, 1999, the Company elected to cause the mandatory conversion of each of the outstanding Series A Preferred Shares into one share of Common Stock, for a total of 4,455,498 shares of Common Stock. On September 10, 1999, the Company exercised its option to redeem the unexercised Warrants (other than the agent's warrant) purchased by investors in the above-described Unit offering. Such redemption was at a price of $0.01 for each share of Common Stock issuable upon exercise of said unexercised Warrants, subject to the rights of the warrant holders to exercise the Warrants during the 30 day period beginning on the date of the Company's notice of redemption. Prior to such redemption, the Warrants of Peter C. Lytle, Timothy G. Becker, Susan M. Clemens and Kenneth D. Zigrino were amended to remove the Company's redemption option.

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

      One of the Company's board members is a partner in the senior subordinated note lender providing debt financing of $5.0 million for the CEDS acquisition. On January 18, 2000, the board member and other partners in the senior subordinated note lender collectively purchased 23,648 shares of the Company's Common Stock and received 2,365 warrants at an exercise price of $12.50 per share. Proceeds from the sale of Common Stock were approximately $0.1 million.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on July 30, 2001.

                             UNITED SHIPPING & TECHNOLOGY, INC.

                             By /s/ Jeffry J. Parell
                                --------------------------------------------
                                Jeffry J. Parell
                                Chief Executive Officer

                             By /s/ Mark E. Ties
                                --------------------------------------------

                                Mark E. Ties
                                Chief Financial Officer
                                (Principal Accounting and Financial Officer)


                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wesley C. Fredenburg and Mark E. Ties, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                       Date
         ---------                      -----                       ----

   /s/ Peter C. Lytle          Chairman                         July 30, 2001
---------------------------
Peter C. Lytle

   /s/ Jeffry J. Parell        Chief Executive Officer and      July 30, 2001
---------------------------    Director
Jeffry J. Parell

   /s/ Marshall T. Masko       Vice Chairman and Director       July 30, 2001
---------------------------
Marshall T. Masko

   /s/ Timothy Becker          Director                         July 30, 2001
---------------------------
Timothy Becker

   /s/ James C. Brown          Director                         July 30, 2001
---------------------------
James C. Brown

   /s/ Marlin Rudebusch        Director                         July 30, 2001
---------------------------
Marlin Rudebusch

   /s/ Douglas Hsieh           Director                         July 30, 2001
---------------------------
Douglas Hsieh

   /s/ Peter W. Kooman         Director                         July 30, 2001
---------------------------
Peter W. Kooman

EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

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

10.3 2000 Stock Option Plan (incorporated by reference to the Company's Definitive Schedule 14A filed on May 8, 2000).

Exhibit
Number      Description
-------     -----------

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

10.7        Warrant dated June 8, 1998 between Company and R.J. Steichen & Co.
            for the purchase of 288,381 shares of Common Stock (incorporated by reference to the Company's Statement on Form 10-KSB for the year ended June 30, 1998).

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

10.15 Form of Note Conversion Agreement used in connection with the Company's conversion of its 12% Short Term Unsecured Note to Common Stock in May of 1999 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended June 30, 1999).

10.16 Form of Warrant between Company and investors in private placement of Common Stock on March 16, 1999 (incorporated by reference to the Company's Statement on Form 10-QSB for fiscal quarter ended March 31, 1999).

Exhibit
Number      Description
-------     -----------

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

Exhibit
Number      Description
-------     -----------

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

Exhibit
Number      Description
-------     -----------

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

Exhibit
Number      Description
-------     -----------

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

10.61 Form of Stock Restriction Agreement, entered into as of September 1, 2000 between TH Lee.Putnam Internet Partners, L.P. and each of Peter Lytle, Tim Becker and Michael Harris (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8,
            2000).

10.62 Mutual Release and Contract of Settlement, dated June 20, 2000, between Jack D. Ashabranner II, UST Delivery Systems, Inc. and United Shipping & Technology, Inc., as amended on July 31, 2000, whereby Mr. Ashabranner and his counsel, London & Schaeffer, L.L.P. were issued 100,000 shares of the Company's Common Stock in connection with the settlement of certain litigation against Velocity Express, Inc. (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended July 1, 2001).

10.63 Form of Warrant issued to Bayview Capital Partners LP as of May 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2001).

10.64 Form of Warrant issued to Bayview Capital Partners LP as of July 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2001).

10.65 Form of non-qualified stock option issued to employee as of June 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2001).

Exhibit
Number      Description
-------     -----------

10.66 Employment Agreement between United Shipping & Technology, Inc. and Peter C. Lytle, Chairman of the Board of Directors and Chief Executive Officer, dated November 5, 1999.

10.67 Amendment to the Employment Agreement between United Shipping & Technology, Inc. and Peter C. Lytle.

10.68 Employment Agreement between United Shipping & Technology, Inc. and Timothy Becker, dated November 5, 1999.

10.69 Amendment to the Employment Agreement between United Shipping & Technology and Timothy Becker.

21          Subsidiaries.

23.1        Consent of Ernst & Young LLP.

23.2        Consent of Lurie, Besikof, Lapidus & Co., LLP.

27          Financial Data Schedule.

99.1        Cautionary Statements.