Form 10QSB/A
period 2000-09-30
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-07-30
CIK 1002902

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

              [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _______ to _______ .

                           Commission File No. 0-27780



                       UNITED SHIPPING & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

            UTAH                                     87-0355929
   -------------------------------        ----------------------------------
   State or Other Jurisdiction of         (IRS Employer Identification No.)
   Incorporation or Organization)

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

                                            YES [X]           NO [_]

As of October 24, 2000, there were 16,628,199 shares of common stock of the registrant issued and outstanding.

Transitional Small Business Disclosure.

                                            YES [_]           NO [X]

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                  FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION...............................................3

          ITEM 1.
               a) Consolidated Balance Sheets-September 30, 2000 and
                  July 1, 2000................................................3
               b) Consolidated Statements of Operations-Three months
                  ended September 30, 2000 and October 2, 1999................4
               c) Consolidated Statement of Shareholders' Deficit-
                  September 30, 2000..........................................5
               d) Consolidated Statements of Cash Flows
                  Three months ended September 30, 2000 and
                  October 2, 1999.............................................6
               e) Notes to Consolidated Financial Statements..................7

          ITEM 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............12

PART II.  OTHER INFORMATION..................................................14

          ITEM 1. Legal Proceedings..........................................14
          ITEM 2. Changes in Securities and Use of Proceeds..................15
          ITEM 3. Defaults upon Senior Securities............................16
          ITEM 4. Submission of Matters to a Vote of Securities Holders......16
          ITEM 5. Other Information..........................................16
          ITEM 6. Exhibits...................................................16

SIGNATURES        ...........................................................17

EXHIBIT INDEX     ...........................................................18

PART I.
               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                  September 30,            July 1,
                                                                                      2000                  2000
                                                                                  -------------           --------
                                                                                   (Unaudited)
                                    ASSETS
Current assets:
     Cash                                                                           $  1,805              $  3,993
     Accounts receivable, net of allowance for doubtful accounts                      65,079                57,698
     Accounts receivable - other                                                       2,700                 3,960
     Prepaid expense                                                                   9,165                 9,213
     Inventories                                                                       1,045                 1,109
     Other current assets                                                                250                   163
                                                                                    --------              --------
         Total current assets                                                         80,044                76,136
Property and equipment:
     Land                                                                                488                   488
     Buildings and leasehold improvements                                              1,909                 1,863
     Furniture, equipment and vehicles                                                16,203                15,340
                                                                                    --------              --------
                                                                                      18,600                17,691
     Less:  accumulated depreciation                                                  (6,538)               (4,895)
                                                                                    --------              --------
                                                                                      12,062                12,796
Goodwill                                                                              87,677                89,220
Notes receivable from related party                                                    1,221                 1,354
Other assets, net                                                                      2,310                 2,217
                                                                                    --------              --------

Total assets                                                                        $183,314              $181,723
                                                                                    ========              ========

                    LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Trade accounts payable                                                         $ 29,601              $ 30,792
     Accrued insurance and claims                                                     18,735                18,903
     Accrued wages and benefits                                                        7,128                 9,020
     Accrued legal and claims                                                         11,313                16,192
     Other accrued liabilities                                                        13,844                12,669
     Current portion of long-term debt and capital leases                              6,338                 7,167
                                                                                    --------              --------
         Total current liabilities                                                    86,959                94,743
     Long-term debt and capital leases                                                44,229                39,495
     Accrued insurance and claims                                                     22,192                23,347

     Series B redeemable preferred stock                                              20,986                25,261
     Series C redeemable preferred stock                                              12,000                   --
     Preferred stock Series C warrants                                                 3,540                   --

Shareholders' deficit:
     Common stock, $0.004 par value, 16,628 and 16,400 shares issued and
       outstanding on September 30, 2000 and July 1, 2000 respectively                    66                    65
     Common stock warrant                                                                455                   --
     Additional paid-in capital                                                       46,904                43,240
     Accumulated deficit                                                             (53,962)              (44,387)
     Foreign currency translation                                                        (55)                  (41)
                                                                                    --------              --------

         Total shareholders' deficit                                                  (6,592)               (1,123)
                                                                                    --------              --------

         Total liabilities and shareholders' deficit                                $183,314              $181,723
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

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                            Quarter Ended
                                                                               -----------------------------------
                                                                                September 30,         October 2,
                                                                                    2000                 1999
                                                                               --------------         ------------
Revenue                                                                          $  133,091            $   53,724
Cost of services                                                                    108,820                42,439
                                                                                 ----------            ----------
Gross profit                                                                         24,271                11,285

Operating Expenses:
     General and administrative                                                      25,636                10,709
     Sales and Marketing                                                              4,170                 2,055
                                                                                 ----------            ----------
Loss from operations                                                                 (5,535)               (1,479)

Other income (expense)
     Net interest expense                                                            (1,617)                 (137)
     Other expense                                                                      (33)                  --
                                                                                 ----------            ----------

Net loss                                                                         $   (7,185)           $   (1,616)
                                                                                 ==========            ==========

Net loss applicable to common shareholders                                       $   (9,575)           $   (1,616)
                                                                                 ==========            ==========

Basic and diluted net loss per share                                             $    (0.58)           $    (0.15)
                                                                                 ==========            ==========

Basic and diluted weighted average number of common shares outstanding           16,529,020            11,027,010
                                                                                 ==========            ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' (Deficit) Equity
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                            Accumulated
                                           Common stock         Additional                     Other
                                          ------------------     Paid-in     Accumulated    Comprehensive
                                           Shares     Amount     Capital       Deficit         Loss           Total
                                          --------    ------     --------    -----------    -------------    -------
Balance at July 1, 2000                   $16,400       $65      $43,240       $(44,387)        $(41)        $(1,123)
   Value of preferred stock
      conversion feature                       --        --        2,670         (2,390)          --             280
   Stock options exercised                     35        --          156             --           --             156
   Common stock warrant                        --        --          455             --           --             455
   Warrants exercised                          93         1          288             --           --             289
   Issuance of stock in lieu of               100        --          550             --           --             550
      litigation settlement
   Net loss                                    --        --           --         (7,185)          --          (7,185)
   Foreign currency translation                --        --           --             --          (14)            (14)
                                                                                                             -------
   Comprehensive loss                                                                                         (7,199)
                                          --------      ----     --------      --------         ----         -------
Balance at September 30, 2000             $16,628       $66      $47,359       $(53,962)        $(55)        $(6,592)
                                          ========      ====     ========      ========         ====         =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                    September 30,        October 2,
                                                                                        2000                1999
                                                                                    -------------       --------------
OPERATING ACTIVITIES
     Net Loss                                                                          $ (7,185)          $ (1,616)
     Adjustments to reconcile net loss to net cashflows used in operating activities:
         Depreciation and amortization                                                    3,029                737
         Other                                                                              147                 --
         (Gain)/Loss on retirement of equipment                                              25               (118)
     Change in operating assets and liabilities:
         Accounts receivable                                                             (7,380)            (4,591)
         Other current assets                                                             1,332              1,299
         Other assets                                                                       147               (304)
         Accounts payable                                                                (1,184)             3,111
         Accrued liabilities and deferred revenue                                        (7,416)             1,194
                                                                                       --------           --------
              Cash used in operating activities                                         (18,485)              (288)
                                                                                       --------           --------

INVESTING ACTIVITIES
     Proceeds from sale of equipment                                                         27                172
     Purchases of property and equipment                                                   (704)              (373)
     Acquisition of business, net of cash received                                           --            (55,065)
     Other, net                                                                              18                 --
                                                                                       --------           --------
         Cash used in investing activities                                                 (659)           (55,266)
                                                                                       --------           --------

FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                                       (57,615)           (13,671)
     Proceeds from notes payable and long-term debt                                      61,591             71,610
     Proceeds from the sale of preferred stock                                           12,000                 --
     Proceeds from sale of common stock                                                     994              1,433
                                                                                       --------           --------
         Cash provided by financing activities                                           16,970             59,372
                                                                                       --------           --------
Effect of currency exchange rate on changes on cash                                         (14)                14
                                                                                       --------           --------
Net (decrease) increase in cash and cash equivalents                                     (2,188)             3,832
Cash and cash equivalents, beginning of period                                            3,993                252
                                                                                       --------           --------

Cash and cash equivalents, end of period                                                  1,805              4,084
                                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                            $    679           $     84
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


                                                                                                Year ended
                                                                                      September 30,        October 2,
                                                                                          2000                1999
                                                                                     ----------------     -------------
                                                                                     (Amounts in thousands except per
                                                                                                share data)
Numerator:
     Net Loss                                                                             $   (7,185)      $   (1,616)
     Accretion of series B redeemable preferred stock to its redemption value                    (95)              --
     Adjustment to the market value of preferred stock series B warrants                      (2,295)              --
                                                                                          ----------       ----------

     Adjusted net loss applicable to common shareholders                                  $   (9,575)      $   (1,616)
                                                                                          ==========       ==========

     Denominator for basic and diluted loss per share - weighted average shares           16,529,020       11,027,010
                                                                                          ==========       ==========

     Basic and diluted loss per share                                                          (0.58)           (0.15)
                                                                                          ==========      ===========

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

6.   Acquisitions:

     Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. ("CEX") all of the outstanding shares of common stock of Velocity Express, Inc. ("Velocity"), formerly known as Corporate Express Delivery Systems, Inc., a provider of same day delivery solutions. The purchase price was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43 million in cash provided by an institutional debt financier and an investment firm, $19.5 million in a combination of short and long-term notes issued to CEX, and the assumption of $28.7 million of net liabilities. The Company recognized approximately $91.2 million in goodwill. The results of Velocity's operations have been included in the Company's consolidated financial statements since August 28, 1999.

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

     The following represents the activity within these accruals (in thousands):


                  Balance at July 1, 2000               $2,478
                     Additions                              --
                     Payments                             (598)
                                                        ------
                  Balance at September 30, 2000         $1,880
                                                        ======


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

                                                    Three months ended
                                                     October 2, 1999
                                                   ---------------------
                                                   (Amounts in thousands)
          Revenue                                      $140,319
          Loss from operations                          (8,078)
          Net loss                                      (9,225)
          Basic and diluted loss per share               (0.84)


7.   Long-term Debt and Capital Leases:

     Long-term debt and capital leases consisted of the following (amounts in thousands):

                                                      September 30,    July 1,
                                                           2000         2000
                                                      -------------    -------
         Revolving note                                   $26,402      $21,903
         Senior subordinated note                           3,662        3,577
         Long-term subordinated note to CEX                 6,519        6,519
         Short-term subordinated note to CEX                4,404        4,404
         Convertible subordinated note to CEX               3,600        3,600
         9% convertible subordinated note                     841          951
         Equipment financing debt                           5,025        5,471
         Various other notes and leases                       114          237
                                                          -------      -------
                                                           50,567       46,662
         Less current maturities                           (6,338)      (7,167)
                                                          -------      -------

         Total                                            $44,229      $39,495
                                                          =======      =======


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

     The purchase of Velocity was a key step in the Company meeting its goal of becoming the premier same-day express delivery and e-commerce fulfillment service in the United States. With the acquisition of Velocity, the Company now provides the following products and services to individual consumers and businesses:

     o same-day ground and air transportation services throughout the United States;

     o    distribution, logistics and supply chain management services;

     o the ability to fulfill any type of customer need in transferring virtually any type of product or goods by many different forms and time scenarios; and

     o    secure transfer of information over the Internet.

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

RESULTS OF OPERATIONS:

Comparison of Quarters Ended September 30, 2000 and October 2, 1999

     Revenue for the quarter ended September 30, 2000, increased $79,367, or 148%, and to $133,091 from $53,724 for the quarter ended October 2, 1999. The increase is primarily due to the Velocity acquisition which occurred in the quarter ended October 2, 1999, but was only included in the financial results of the Company since August 28, 1999.

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

              For:       10,561,397           Against:         80,402
              Abstain:       37,187           Non-Votes     4,183,958


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on July 30, 2001.

                                       UNITED SHIPPING & TECHNOLOGY, INC.


                                       By /s/ Jeffry J. Parel
                                          --------------------------------------
                                          Jeffry J. Parell
                                          Chief Executive Officer


                                       By /s/ Mark E. Ties
                                          --------------------------------------
                                          Mark E. Ties
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

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


Exhibit 10.5 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-11, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000)

Exhibit 10.6 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-12, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000)

Exhibit 10.7 Stock Purchase Warrant to Acquire Series C Preferred Stock, Certificate No. W-13, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

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

Exhibit 10.10 Form of Stock Restriction Agreement, entered into as of September 1, 2000 between TH Lee.Putnam Internet Partners, L.P. and each of Peter Lytle, Tim Becker and Michael Harris (incorporated by reference to the Company's Form 8-K, File Number 719209, filed September 8, 2000).

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