Form 10QSB/A
period 2000-12-30
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-07-30
CIK 1002902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  FORM 10-QSB/A

                                   (Mark One)

                  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 ---  SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended December 30, 2000

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


Transitional Small Business Disclosure.

                                 YES [_]          NO [X]

                       UNITED SHIPPING & TECHNOLOGY, INC.

                                  FORM 10-QSB/A

                     FOR THE QUARTER ENDED DECEMBER 30, 2000

                                      INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION........................................     3
  ITEM 1.
       a)  Consolidated Balance Sheets - December 30, 2000 and
           July 1, 2000.................................................     3
       b)  Consolidated Statements of Operations -
           Three and Six months ended December 30, 2000 and
           January 1, 2000..............................................     4
       c)  Consolidated Statement of Shareholders' Deficit..............     5
       d)  Consolidated Statements of Cash Flows
           Six months ended December 30, 2000 and January 1, 2000.......     6
       e)  Notes to Consolidated Financial Statements...................     7

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................    10

PART II.   OTHER INFORMATION............................................    14
  ITEM 1.  Legal Proceedings............................................    14
  ITEM 2.  Changes in Securities and Use of Proceeds....................    15
  ITEM 3.  Defaults upon Senior Securities..............................    16
  ITEM 4.  Submission of Matters to a Vote of Securities Holders........    16
  ITEM 5.  Other Information............................................    16
  ITEM 6.  Exhibits.....................................................    16
SIGNATURES..............................................................    16
EXHIBIT INDEX...........................................................    17

PART I.
               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                     December 30, 2000          July 1, 2000
                                                                     -----------------          -------------
                                                                        (unaudited)
                             ASSETS
Current assets:
   Cash                                                                     $  2,426               $  3,993
   Accounts receivable, net of allowance for doubtful accounts                52,696                 57,698
   Accounts receivable - other                                                 1,996                  3,960
   Prepaid expense                                                             8,850                  9,213
   Inventories                                                                 1,045                  1,109
   Other current assets                                                          301                    163
                                                                            --------               --------
     Total current assets                                                     67,314                 76,136
Property and equipment:
   Land                                                                          488                    488
   Buildings and leasehold improvements                                        1,924                  1,863
   Furniture, equipment and vehicles                                          16,248                 15,340
                                                                            --------               --------
                                                                              18,660                 17,691
   Less: accumulated depreciation                                             (7,260)                (4,895)
                                                                            --------               --------
                                                                              11,400                 12,796
Goodwill                                                                      86,272                 89,220
Notes receivable from related party                                            1,147                  1,354
Other assets, net                                                              2,058                  2,217
                                                                            --------               --------
Total assets                                                                $168,191               $181,723
                                                                            ========               ========

              LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Trade accounts payable                                                   $ 29,234               $ 30,792
   Accrued insurance and claims                                               16,379                 18,903
   Accrued wages and benefits                                                  5,775                  9,020
   Accrued legal and claims                                                    4,055                 16,192
   Other accrued liabilities                                                  12,985                 12,669
   Current portion of long-term debt and capital leases                        5,239                  7,167
                                                                            --------               --------
     Total current liabilities                                                73,667                 94,743
    Long-term debt and capital leases                                         52,019                 39,495
   Accrued insurance and claims                                               20,469                 23,347

   Series B redeemable preferred stock                                        21,176                 25,261
   Series C redeemable preferred stock                                        12,000                     -
   Preferred stock Series C warrants                                           2,860                     -

Shareholders' deficit:
   Common stock, $0.004 par value, 16,646 and 16,400
     shares issued and outstanding on December 30, 2000 and
     July 1, 2000 respectively                                                    66                     65
   Common stock warrant                                                          455                     -
   Additional paid-in capital                                                 46,957                 43,240
   Accumulated deficit                                                       (61,423)               (44,387)
   Foreign currency translation                                                  (55)                   (41)
                                                                            --------               --------
     Total shareholders' deficit                                             (14,000)                (1,123)
                                                                            --------               --------
     Total liabilities and shareholders' deficit                            $168,191               $181,723
                                                                            ========               ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)
                  (Amounts in thousands, except per share data)

                                                  Quarter Ended                     Six Months Ended
                                          -----------------------------       ---------------------------
                                          December 30,       January 1,       December 30,     January 1,
                                             2000               2000             2000             2000
                                          ------------       ----------       ------------     ----------
Revenue                                    $119,719          $138,908          $252,810         $192,632
Cost of services                             96,170           108,477           200,970          149,427
                                           --------          --------          --------         --------
    Gross profit                             23,549            30,431            51,840           43,205
Operating expenses:
    General and administrative               26,051            35,661            55,707           47,859
    Sales and marketing                        3,555            4,862             7,725            6,917
                                           ---------         --------          --------         ---------
Loss from operations                         (6,057)          (10,092)          (11,592)         (11,571)

Other income (expense):
    Net interest expense                     (1,722)           (1,546)           (3,339)          (1,684)
    Other                                      (173)              408              (206)             408
                                           --------          --------          --------         --------
Net loss                                   $ (7,952)         $(11,230)         $(15,137)        $(12,847)
                                           ========          ========          ========         ========
Net loss applicable to
   common shareholders                     $ (7,461)         $(11,230)         $(17,036)        $(12,847)
                                           ========          ========          ========         ========
Basic and diluted net loss per share       $  (0.45)         $  (0.86)         $  (1.03)        $  (1.08)
                                           ========          ========          ========         ========
Basic and diluted weighted average
   number of common shares
   outstanding                               16,635            13,111            16,582           11,933
                                           ========          ========          ========         ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

               United Shipping & Technology, Inc. and Subsidiaries
                Consolidated Statements of Shareholders' Deficit
                                   (unaudited)
                             (Amounts in thousands)

                                                                                   Accumulated
                                         Common Stock     Additional                   Other
                                      -----------------     Paid-in    Accumulated  Comprehensive
                                       Shares    Amount     Capital      Deficit        Loss       Total
                                      -------------------------------------------------------------------
Balance at July 1, 2000                 16,400     $65     $43,240      $(44,387)      $(41)    $ (1,123)
    Value of preferred stock
      conversion feature                     -       -       2,670        (1,899)         -          771
    Stock options exercised                 36       -         161             -          -          161
    Common stock warrant                     -       -         455             -          -          455
    Warrants exercised                     110       1         336             -          -          337
    Issuance of stock in lieu of
      litigation settlement                100       -         550             -          -          550
    Net loss                                 -       -           -       (15,137)         -      (15,137)
    Foreign currency translation             -       -           -             -        (14)         (14)
                                                                                                 --------
    Comprehensive loss                                                                           (15,151)
                                      -------------------------------------------------------------------
Balance at December 30, 2000            16,646     $66     $47,412      $(61,423)      $(55)    $(14,000)
                                      ===================================================================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                             (Amounts in thousands)

                                                                                 Six Months Ended
                                                                       ------------------------------------
                                                                       December 30, 2000    January 1, 2000
                                                                       -----------------    ---------------
OPERATING ACTIVITIES
     Net Loss                                                              $(15,137)            $(12,847)
     Adjustments to reconcile net loss to net cash flows used in operating activities:
             Depreciation and amortization                                    6,073                3,275
             Other                                                              314                4,307
             Loss/(Gain) on retirement of equipment                              55                  (68)
     Change in operating assets and liabilities:
             Accounts receivable                                              5,004               (5,051)
             Other current assets                                             2,317                1,735
             Other assets                                                       326                (693)
             Accounts payable                                                (1,560)               4,924
             Accrued liabilities and deferred revenue                       (20,411)                 259
                                                                           --------             --------
           Cash used in operating activities                                (23,019)              (4,159)
                                                                           --------             --------
INVESTING ACTIVITIES
     Proceeds from sale of equipment                                             (2)                 187
     Purchases of property and equipment                                     (1,645)                (799)
     Acquisition of business, net of cash received                              --               (55,572)
     Other, net                                                                  95                  138
                                                                           --------             --------
           Cash used in investing activities                                 (1,552)             (56,046)
                                                                           --------             --------
FINANCING ACTIVITIES
     Payments on notes payable and long-term debt                           (46,993)              (3,168)
     Proceeds from notes payable and long-term debt                          57,513               61,827
     Proceeds from the sale of preferred stock                               12,000                  --
     Proceeds from stock subscription                                           --                   250
     Proceeds from sale of common stock                                         498                7,282
                                                                           --------             --------
           Cash provided by financing activities                             23,018               66,191
                                                                           --------             --------
Effect of currency exchange rate changes on cash                               (14)                   20
                                                                           --------             --------
Net (decrease) increase in cash and cash equivalents                         (1,567)               6,006
Cash and cash equivalents, beginning of period                                3,993                  252
                                                                           --------             --------

Cash and cash equivalents, end of period                                   $  2,246             $  6,258
                                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                $  1,452             $  1,107
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

                                                                        Three Months Ended          Six Months Ended

                                                                     December 30,  January 1,   December 30,    January 1,
                                                                        2000          2000           2000          2000
                                                                     ----------    ----------   ------------    ----------
                                                                          (Amounts in thousands except per share data)
Numerator:
     Net Loss                                                          $(7,952)    $(11,230)      $(15,137)      $(12,847)
     Accretion of series B redeemable preferred stock to its
        redemption value                                                  (189)          -            (284)            -
     Adjustment to the market value of preferred stock series B
        warrants                                                            -            -          (2,295)            -
     Adjustment to the market value of preferred stock series C
        warrants                                                           680           -             680             -
                                                                       -------     --------       --------       --------
     Adjusted net loss applicable to common shareholders               $(7,461)    $(11,230)      $(17,036)      $(12,847)
                                                                       =======     ========       ========       ========

     Denominator for basic and diluted loss per share-
         weighted average shares                                        16,635       13,111         16,582         11,933
                                                                       =======     ========       ========       ========

     Basic and diluted loss per share                                  $ (0.45)    $  (0.86)      $  (1.03)      $  (1.08)
                                                                       =======     ========       ========       ========



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

     The following represents the activity within these accruals (in thousands):

      Balance at July 1, 2000                                    $ 2,478
           Additions                                                  -
           Payments                                               (1,128)
                                                                 -------
      Balance at December 30, 2000                               $ 1,350
                                                                 =======

     The following unaudited pro forma financial information gives effect to the Velocity acquisition as if it had occurred at the beginning of fiscal year 2000. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisition occurred on the date indicated, or which may result in the future.

                                                          Three months ended           Six months ended
                                                            January 1, 2000            January 1, 2000
                                                          ------------------           ----------------
                                                           (Amounts in thousands except per share data)
             Revenue                                            $138,908                   $279,227
             Loss from operations                                (10,092)                   (18,170)
             Net loss                                            (11,230)                   (20,455)
             Basic and diluted loss per share                      (0.86)                     (1.76)

3.   Long-term Debt and Capital Leases:

     Long-term debt and capital leases consisted of the following (amounts in thousands):

                                                       December 30, 2000            July 1, 2000
                                                       -----------------            ------------
           Revolving note                                    $34,044                   $21,903
           Senior subordinated note                            3,748                     3,577
           Long-term subordinated note to CEX                  6,519                     6,519
           Short-term subordinated note to CEX                 4,404                     4,404
           Convertible subordinated note to CEX                3,600                     3,600
           9% convertible subordinated note                      212                       951
           Equipment financing debt                            4,515                     5,471
           Various other notes and leases                        216                       237
                                                             -------                   -------
                                                              57,258                    46,662
           Less current maturities                            (5,239)                   (7,167)
                                                             --------                  --------
           Total                                             $52,109                   $39,495
                                                             ========                  ========


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


RESULTS OF OPERATIONS:

Comparison of Quarters Ended December 30, 2000 and January 1, 2000
------------------------------------------------------------------

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



                                       UNITED SHIPPING & TECHNOLOGY, INC.



                                         By /s/ Jeffry J. Parell
                                            ------------------------------------
                                            Jeffry Parell
                                            Chief Executive Officer



                                         By /s/ Mark E. Ties
                                            ------------------------------------
                                            Mark Ties
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

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