Form 10QSB/A
period 2001-03-31
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-07-30
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                              ____________________

                                  FORM 10-QSB/A
                              ____________________

                                   (Mark One)

              X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                              ____________________

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


            9850 51st Avenue North, Suite 110, Minneapolis, MN 55442
               (Address of Principal Executive Offices)(Zip Code)


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

                       UNITED SHIPPING & TECHNOLOGY, INC.
                             INDEX TO FORM 10-QSB/A
                                 MARCH 31, 2001



                                                                                          Page
                                                                                          ----
PART I.        FINANCIAL INFORMATION
     ITEM 1.

Consolidated Financial Statements (Unaudited)

               Balance Sheets as of March 31, 2001 and July 1, 2000...................      3

               Statements of Operations for the Three and Nine Months Ended
                         March 31, 2001 and April 1, 2000.............................      4

               Statement of Shareholders' Deficit.....................................      5

               Statements of Cash Flows for the Nine Months Ended
                         March 31, 2001 and April 1, 2000.............................      6

               Notes to Consolidated Financial Statements for the Three and Nine
                         Months Ended March 31, 2001 and April 1, 2000................      7

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........................     12

PART II.       OTHER INFORMATION

   ITEM 1.     Legal Proceedings......................................................     15
   ITEM 2.     Changes in Securities and Use of Proceeds..............................     16
   ITEM 3.     Defaults upon Senior Securities........................................     19
   ITEM 4.     Submission of Matters to a Vote of Securities Holders..................     19
   ITEM 5.     Other Information......................................................     20
   ITEM 6.     Exhibits...............................................................     20

SIGNATURES............................................................................     21

EXHIBIT INDEX.........................................................................     22

PART I.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                March 31,      July 1,
                                                                                                  2001          2000
                                                                                               -----------   -----------
                                                                                               (unaudited)
                                         ASSETS
Current assets:
     Cash                                                                                      $       905   $     3,993
     Accounts receivable, net                                                                       51,037        57,698
     Accounts receivable - other                                                                     2,673         3,960
     Prepaid expense                                                                                 9,132         9,213
     Other current assets                                                                              372         1,272
                                                                                               -----------   -----------

         Total current assets                                                                       64,119        76,136

Property and equipment, net                                                                         10,963        12,796

Goodwill                                                                                            82,584        89,220
Notes receivable from related party                                                                  1,074         1,354
Other assets, net                                                                                    1,914         2,217
                                                                                               -----------   -----------

Total assets                                                                                   $   160,654   $   181,723
                                                                                               ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable                                                                    $    30,897   $    30,792
     Accrued insurance and claims                                                                   12,194        18,903
     Accrued wages and benefits                                                                      3,799         9,020
     Accrued legal and claims                                                                        3,898        16,192
     Other accrued liabilities                                                                      17,417        12,669
     Current portion of long-term debt and capital leases                                           45,224         2,763
                                                                                               -----------   -----------

         Total current liabilities                                                                 113,429        90,339

Long-term debt and capital leases                                                                   16,317        43,899
Accrued insurance and claims                                                                        18,189        23,347

Series B redeemable preferred stock                                                                 21,366        25,261
Series C redeemable preferred stock                                                                 12,000             -
Preferred stock Series C warrants                                                                    2,800             -
Series D redeemable preferred stock                                                                  1,867             -

Shareholders' deficit:
     Common stock, $0.004 par value, 75,000 shares authorized, 16,646 and 16,400
         shares issued and outstanding at March 31, 2001 and July 1, 2000, respectively                 66            65
     Common stock warrant                                                                              857             -
     Additional paid-in-capital                                                                     46,957        43,240
     Accumulated deficit                                                                           (73,096)      (44,387)
     Foreign currency translation                                                                      (98)          (41)
                                                                                               -----------   -----------

         Total shareholders' deficit                                                               (25,314)       (1,123)
                                                                                               -----------   -----------

         Total liabilities and shareholders' deficit                                           $   160,654   $   181,723
                                                                                               ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                              Three Months Ended         Nine Months Ended
                                            -----------------------   -----------------------
                                             March 31,     April 1,   March 31,      April 1,
                                               2001          2000       2001           2000
                                             ---------    ---------   ----------    ---------
Revenue                                      $ 112,214    $ 138,900    $ 365,024    $ 331,532

Cost of services                                90,473      107,171      291,443      256,504
                                             ---------    ---------    ---------    ---------

        Gross profit                            21,741       31,729       73,581       75,028

Operating expenses:
        General and administrative              25,114       35,045       83,180       82,190
        Sales and marketing                      2,375        3,107        7,741       10,832
        Restructuring charge                     4,425           --        4,425           --
                                             ---------    ---------    ---------    ---------

Loss from operations                           (10,173)      (6,423)     (21,765)     (17,994)

Other income (expense):
        Net interest expense                    (1,428)      (1,487)      (4,767)      (3,217)
        Other                                       59           63         (147)         517
                                             ---------    ---------    ---------    ---------

Net loss                                     $ (11,542)   $  (7,847)   $ (26,679)   $ (20,694)
                                             =========    =========    =========    =========

Net loss applicable to common shareholders   $ (11,672)   $  (7,847)   $ (28,709)   $ (20,694)
                                             =========    =========    =========    =========

Basic and diluted net loss per share         $   (0.70)   $   (0.50)   $   (1.73)   $   (1.57)
                                             =========    =========    =========    =========

Basic and diluted weighted average number
        of common shares outstanding            16,646       15,656       16,604       13,166
                                             =========    =========    =========    =========




   The accompanying notes are an integral part of the consolidated financial statements

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Common Stock      Additional                      Foreign
                                                       ------------------
                                                                             Paid-in      Accumulated      Currency
                                                        Shares    Amount     Capital        Deficit       Translation      Total
                                                       --------  --------  ------------  -------------   -------------   ---------
Balance at July 1, 2000                                  16,400  $     65  $   43,240    $   (44,387)    $         (41)  $  (1,123)

      Value of preferred stock conversion feature             -         -       2,670              -                 -       2,670
      Adjustments to Series B redeemable preferred
           stock and Series B and C warrants                  -         -           -         (2,030)                -      (2,030)
      Stock options exercised                                36         -         161              -                 -         161
      Common Stock warrant                                    -         -         455              -                 -         455
      Common Stock warrants issued
           for services rendered                              -         -         402              -                 -         402
      Warrants exercised                                    110         1         336              -                 -         337
      Issuance of common stock as
           litigation settlement                            100         -         550              -                 -         550

      Net loss                                                -         -           -        (26,679)                -     (26,679)
      Foreign currency translation                            -         -           -              -               (57)        (57)
                                                                                                                         ---------
      Comprehensive loss                                                                                                   (26,736)
                                                       --------- --------  ----------    -----------    -------------    ---------
Balance at March 31, 2001                                16,646  $     66  $   47,814    $   (73,096)    $         (98)  $ (25,314)
                                                       ========= ========  ==========    ===========     =============   =========




   The accompanying notes are an integral part of the consolidated financial statements

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                   Nine Months Ended
                                                               -------------------------
                                                                March 31,      April 1,
                                                                  2001           2000
                                                               -----------    ----------
OPERATING ACTIVITIES
        Net loss                                               $   (26,679)   $  (20,694)
        Adjustments to reconcile net loss to net
           cash flows used in operating activities:
            Depreciation and amortization                            9,154         5,745
            Equity instruments issued in lieu of
                payment for services received                          402           199
            Other                                                    2,108             -
            Loss (gain) on retirement of equipment                     128           (42)
        Change in operating assets and liabilities:
            Accounts receivable                                      6,661        (6,338)
            Other current assets                                     1,818         2,776
            Other assets                                                20        (1,834)
            Accounts payable                                           105        14,760
            Accrued liabilities and deferred revenue               (22,708)      (10,097)
                                                               -----------    ----------
               Cash used in operating activities                   (28,991)      (15,525)

INVESTING ACTIVITIES
        Proceeds from sale of equipment                                154           280
        Purchases of property and equipment                         (2,962)       (2,463)
        Acquisition of business, net of cash received                    -       (55,570)
        Other, net                                                       -           (39)
                                                               -----------    ----------

               Cash used in investing activities                    (2,808)      (57,792)

FINANCING ACTIVITIES
        Borrowings under revolving credit agreement, net             7,184        35,741
        Payments on notes payable and long-term debt                (2,561)         (275)
        Proceeds from notes payable and long-term debt               9,500        19,029
        Proceeds from note and stock subscription receivable           280           250
        Proceeds from sale of common stock                             498        21,444
        Proceeds from sale of preferred stock                       13,867             -
                                                               -----------    ----------
              Cash provided by financing activities                28,768        76,189
                                                               -----------    ----------

Effect of currency exchange rate on cash                               (57)          (39)
                                                               -----------    ----------

Net (decrease) increase in cash and cash equivalents                (3,088)        2,833
Cash and cash equivalents, beginning of period                       3,993           252
                                                               -----------    ----------

Cash and cash equivalents, end of period                       $       905    $    3,085
                                                               ===========    ==========



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

                                                                        Three Months Ended         Nine Months Ended
                                                                      -----------------------   ------------------------
                                                                       March 31,    April 1,     March 31,     April 1,
                                                                         2001         2000         2001          2000
                                                                      ----------   ----------   -----------   ----------
                                                                           (Amounts in thousands, except per share data)
Numerator
        Net loss                                                      $  (11,542)  $   (7,847)  $   (26,679)  $  (20,694)
        Accretion of Series B Redeemable Preferred Stock
              to its redemption value                                       (190)           -          (475)           -
        Adjustment of Preferred Series B Warrants to market value              -            -        (2,295)           -
        Adjustment of Preferred Series C Warrants to market value             60            -           740            -
                                                                      ----------   ----------   -----------   -----------

        Net loss applicable to common shareholders                    $  (11,672)  $   (7,847)  $   (28,709)  $   (20,694)
                                                                      ==========   ==========   ===========   ===========


Denominator for basic and diluted loss per share
        Weighted average shares                                           16,646       15,656        16,604        13,166
                                                                      ==========   ==========   ===========   ===========

BASIC AND DILUTED LOSS PER SHARE                                      $    (0.70)  $    (0.50)  $     (1.73)  $     (1.57)
                                                                      ==========   ==========   ===========   ===========

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

                                        Three Months Ended         Nine Months Ended
                                            April 1,                    April 1,
                                              2000                       2000
                                      ----------------------      -----------------------
                                       (Amounts in thousands, except per share data)
Revenue                                   $   138,900                   $    418,127
Loss from operations                           (6,423)                       (21,486)
Net loss                                       (7,847)                       (25,195)
Basic and diluted loss per share          $     (0.50)                  $      (1.91)

3. RESTRUCTURING

  During March 2001, the Company began implementing a multi-faceted restructuring program. This program is being implemented over the next four months to achieve a cost structure that will allow the Company to better position itself to achieve profitability in the ever-changing logistics and transportation marketplace. The Company is streamlining and downsizing its operations by reducing its workforce and consolidating various locations. As a result of this program beginning in March 2001, the Company has reduced its workforce by 62 full-time employees. The Company has taken a charge to date in the amount of $4.4 million. This $4.4 million charge was comprised of a $1.0 million charge for the write-down of inventory, a $2.0 million charge for rental costs associated with the termination of building leases and location rationalization costs, and severance costs in the amount of $1.4 million related to the workforce reduction.

4. LONG-TERM DEBT AND CAPITAL LEASES

   Long-term debt and capital leases consisted of the following:

                                                              March 31,             July 1,
                                                                2001                  2000
                                                           ----------------     ----------------
                                                                  (Amounts in thousands)
Revolving note                                             $       29,087             $ 21,903
Senior subordinated note                                            3,833                3,577
Long-term subordinated noted to CEX                                 6,519                6,519
Short-term subordinated note to CEX                                 4,404                4,404
Convertible subordinated note to CEX                                3,600                3,600
9% Convertible subordinated note                                        -                  951
Convertible note                                                   10,000                    -
Equipment financing debt                                            4,026                5,471
Various other notes and leases                                         72                  237
                                                           --------------       --------------

                                                                   61,541               46,662
Less current maturities                                           (45,224)              (2,763)
                                                           --------------       --------------
Total                                                      $       16,317       $       43,899
                                                           ==============       ==============


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

  Restructuring expense increased $4.425 million for the three months ended March 31, 2001 as compared with the same period last year. The increase is attributable to the Company implementing a multi-faceted restructuring program. This program is being implemented over the next four months to achieve a cost structure that will allow the Company to better position itself to achieve profitability in the ever-changing logistics and transportation marketplace. For further discussion see note 3 to the financial statements.

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

  Cash flow used in operations for the nine months ended March 31, 2001 was $28.9 million, driven principally by a net loss before depreciation, amortization and other non-cash items of $26.7 million. Adjustments to reconcile net loss to net cash flows used in operations amounted to $11.8 million. Changes in operating assets and liabilities generated a decrease in working capital of $14.1 million, which was principally associated with increases in self-insurance accruals.

  Cash flow used as a result of investing activities for the nine months ended March 31, 2001 was $2.8 million, which was principally associated with capital expenditures of $2.9 million.

  Cash flow generated through financing activities for the nine months ended March 31, 2001 was $28.8 million. Net proceeds from the issuance of debt instruments and proceeds from the private placement of Common Stock and Preferred Stock were the primary sources of cash during the period. Long-term debt and notes payable generated $14.1 million, with approximately 50 percent of those proceeds coming from the Company's revolving credit facility. The Company also issued 246,094 shares of Common Stock and 2,250,000 shares of Preferred Stock during the period. Proceeds from these private placements amounted to $.5 million and $14.2 million, respectively.

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

  As of March 31, 2001, the Company was not in compliance with a covenant in its revolving note and senior subordinated note facilities to provide $1.5 million of additional equity by April 6, 2001. For further discussion see note 4 to the financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  As of March 31, 2001, the Company was not in compliance with a covenant in its revolving note and senior subordinated note facilities to provide $1.5 million of additional equity by April 6, 2001. The Company is currently in discussions with its revolving note and senior subordinated note lenders to resolve this default. Because of the Company 's inability to cure these defaults as of March 31, 2001, the balance of the revolving note and the senior subordinated note have been classified as current liabilities.



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


                       UNITED SHIPPING & TECHNOLOGY, INC.



                           By  /s/ Jeffry J. Parell
                             ----------------------
                             Jeffry J. Parell
                             Chief Executive Officer


                           By  /s/ Mark E. Ties
                             ------------------
                             Mark E. Ties
                             Chief Financial Officer
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