Form 10KSB
period 2001-06-30
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-10-15
CIK 1002902

==============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ----------

                                  FORM 10-KSB

                                  ----------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

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

State issuer's revenues for its most recent fiscal year.  $471,682,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $17,433,041 as of September 21, 2001.

As of September 21, 2001, there were 17,146,399 shares of Common Stock of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Proxy Statement for 2001 annual meeting of stockholders



==============================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                           PAGE
                                                                           ----
PART I.......................................................................1

       ITEM 1.  DESCRIPTION OF BUSINESS......................................1

       ITEM 2.  DESCRIPTION OF PROPERTY.....................................10

       ITEM 3.  LEGAL PROCEEDINGS...........................................11

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY-HOLDERS..........................................12

PART II.....................................................................13

       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................13

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS........................16

       ITEM 7.  FINANCIAL STATEMENTS........................................21

       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........45

PART III....................................................................45

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.........................45

       ITEM 10. EXECUTIVE COMPENSATION......................................45

       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................45

       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............45

       ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8K.......................45

SIGNATURES..................................................................46

POWER OF ATTORNEY...........................................................46

EXHIBIT INDEX...............................................................47

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

     Important factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the ability of the Company to successfully and profitably operate its same-day delivery business and to effectively consolidate the operations of Velocity Express, Inc. ("Velocity"); (2) the ability of the Company to remain current on the payments of its outstanding accounts payable;
(3) the ability of the Company to stem operating losses and position the Company to achieve positive cash flow; (4) the ability of the Company to operate profitably in a depressed economic climate; (5) the uncertainties surrounding technological changes in the same-day delivery and transportation industries, and the Company's dependence upon computer and communications systems and third parties who manufacture, maintain and market the same; and (6) the ability of the Company to access public and private equity markets.

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

Overview - Recent Significant Acquisition

     On September 24, 1999, as effective August 24, 1999, the Company acquired the same-day delivery operations of Corporate Express Delivery Systems, Inc. ("CEDS") from CEX Holdings, Inc. ("CEX") by a merger of CEDS with the Company's wholly-owned subsidiary, United Shipping & Technology Acquisition Corp. The purchase price was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43.0 million in cash provided by an institutional debt financier and an investment firm, and $19.5 million in a combination of short-term and long-term notes issued to CEX. The Company, as a result of the acquisition, received approximately $86.6 million of CEDS' assets and assumed approximately $115.3 million of CEDS' liabilities, which resulted in the Company recognizing approximately $91.2 million in goodwill. CEDS was the surviving corporation in the merger. CEDS changed its name to UST Delivery Systems, Inc., and subsequently changed its name to Velocity Express, Inc. ("Velocity"). Velocity is incorporated in Delaware.

     With the acquisition of Velocity, the Company has become the leader in nationwide customized delivery solutions for same-day, time-critical deliveries. The Company provides an array of delivery services, including scheduled delivery, on-demand delivery, distribution services and air courier services. The Company's network (not including its agent locations) consists of approximately 200 locations in 86 of the top 100 metropolitan areas in the United States. The Company's operations are supported by a fleet of approximately 7,000 vehicles, including 2,500 company-leased and owned vehicles and 4,500 vehicles utilized by independent contractors. The Company currently has approximately 4,200 employees and it engages approximately 4,300 independent contractors. The Company also has over 1,500 agents throughout North America.

     The purchase of Velocity was a major step for the Company in meeting its goal of becoming the premier same-day delivery and distribution/logistics service in the United States. With the acquisition of Velocity, the Company now provides the following products and services to individual consumers and businesses:

     o same-day ground and air transportation services throughout North America; and

     o    distribution, logistics and supply chain management services

     The Company derives its revenues from its same-day ground and air delivery operations. The Company's revenues for the fiscal year ended June 30, 2001 were approximately $472 million. Velocity's results of operations have been included in the Company's financial statements since its acquisition by the Company effective August 24, 1999.


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

     Industry sources, which the Company believes to be reliable, estimate that the same-day delivery services industry is a $43 billion market in the United States. Although the market is large, it is highly fragmented. There are relatively low entry barriers in this market as the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. The Company believes that there are currently as many as 6,000 same-day delivery companies in the United States. Most participants are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes that there is little perceived service differentiation between competitors, and that customer loyalty is generally short-term. There are no dominant brands in the same-day delivery industry, and the industry has a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS(R) and Federal Express(R), both of which use technology extensively.

     Same-day delivery customers increasingly seek greater reliability, convenience and speed, as well as additional services, from a package delivery provider that they trust. The Company expects that further growth in the same-day shipping market will be fueled by corporate America's trend toward outsourcing and third-party logistics, as well as the rapid growth of e-commerce, and the heightened demand for immediate response. The Company believes that customers will be attracted to companies with the ability to offer greater efficiency through the use of technology, such as the Company's sophisticated dispatch and communications software, its bar code scanning capabilities and its online ordering and tracking system. The Company plans to use technology and the Internet to manage and coordinate dispatching, delivery, tracking, warehousing and logistics and other "back room" functions to help it and its customers operate more efficiently and, the Company believes, more cost-effectively. The Company's customers will also benefit from its national market presence because it offers them the ability to purchase an array of services from one vendor operating in multiple markets. The Company believes that the integration of high-tech communications software with the currently low-tech same-day delivery business can provide a market differentiation between its services and those of its competitors.

Same-Day Delivery Consolidation Strategy

     In late 1998, to meet potential customers' increased expectations and needs, the Company adopted a same-day delivery services consolidation strategy with four major objectives:

     o    develop a national market presence to serve large corporate customers;

     o use the Company's present and developing technology to reduce costs, provide better service, better manage its cash;

     o develop a national brand to differentiate the Company's service and foster customer loyalty; and

     o realize economies of scale through integration of operational and administrative processes.

     The Company initially entered the same-day delivery business in the Minneapolis/St. Paul metropolitan area by acquiring courier and package delivery companies beginning in late 1998. With the purchase of Velocity on September 24, 1999, the Company became the national leader in same-day delivery services. As the Company grows, it expects to be able to achieve substantial cost savings by consolidating and standardizing accounting back office functions, billing, tracking and other administrative functions.

     The Company has developed a national brand, Velocity Express(TM) and is currently utilizing it for its same-day delivery services. The Company believes that Velocity Express(TM) is a brand that will represent reliability and superior customer service. The Company believes that a uniform presentation of its same-day delivery and related services across multiple markets will provide a business advantage by fostering customer and employee loyalty and familiarity and will help to integrate its acquired companies.

     The Company also intends to use technology to provide better service to customers. To meet its customers' needs for reliability, speed and efficiency, the Company currently employs in most of its fleet, computerized communications and dispatch systems. In order to increase the strength of its market leadership in the same-day delivery business and obtain the maximum economies of scale from its consolidation efforts, the Company has made a determination that it must continue to invest in upgrading and developing computer and communications technology. In addition, the Company has begun the testing and implementation of a bar code scanning system. The Company's ultimate goal is to expand the capabilities of its communications systems to further improve its same-day delivery, supply-chain management and logistics services, and to provide an Internet-based platform for customized delivery solutions.

Same-Day Delivery Operations

     With the acquisition of Velocity, the Company is the nation's largest provider of customized same-day, time-critical shipping, distribution and logistics solutions. The Company believes that no public or private competitor currently duplicates its national presence or its full complement of same-day delivery service offerings. The Company believes that these capabilities give it a competitive advantage in meeting the demands of sophisticated, national customers who depend on same-day delivery services in the execution of their businesses. The Company's current network (not including the Company's agent network) is comprised of approximately 200 locations, which serve 86 of the top 100 metropolitan markets in the United States and numerous secondary markets.

     The Company's Velocity subsidiary now has approximately 4,200 employees throughout the United States. The same-day ground delivery service employs approximately 7,000 vehicles, 2,500 of which are owned or leased by the Company and 4,500 of which are utilized by independent contractors. Of the Company's approximately 7,200 drivers, 2,900 are employees and 4,300 are independent contractors. The Company also utilizes approximately 1,500 agents in North America.

Ground Services

     The Company is the largest same-day ground delivery service provider in North America. The Company's ground operations provide delivery services from approximately 200 locations in the United States and operate in 86 of the 100 top metropolitan areas, as well as numerous secondary markets. The Company groups its ground business into three main business units and it derives approximately 85 percent of its total ground revenues from same-day delivery services.

     The Company generally enters into customer contracts for scheduled and routed delivery and distribution and supply chain management services that are terminable by customers upon notice. These are long-term contracts with short-term notice provisions, usually ranging from 30 to 60 days. Typically, the Company does not enter into contracts with its customers for on-demand delivery services. Prices for the Company's services are currently determined at the local and national level based on the distance and time sensitivity of a particular delivery, the size, weight and quantity of the delivery, and the specific type of goods being moved. Currently, billing information is generated and processed locally through the Company computer systems. The Company is in the process of developing a single billing location for all of its business.

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

     Distribution Services. The Company also provides same-day distribution services for time-sensitive local and regional deliveries that require intermediate handling or sorting prior to being delivered to multiple locations. Typically, the Company receives bulk shipments at its warehouse from customers' suppliers or wholesalers. These shipments are then subdivided into smaller shipments and sorted for delivery to specific locations. Bar code scanning technology, which ensures shipment chain of custody, is beginning to be deployed by the Company. For example, the Company may receive a bulk shipment of retail inventory for a pharmaceutical wholesaler, which it sorts and divides into smaller shipments, and delivers to the customer's stores or end-user destinations. Same-day distribution services are provided on both a local and multi-city basis. The Company's on-demand delivery resources are available to supplement the customers' drivers as needed. Customers utilizing distribution services typically include air freight companies, pharmaceutical wholesalers, retailers, manufacturers or other companies which must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region. The Company provides distribution services in 83 of the top 100 metropolitan areas.

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

     Most of the Company's on-demand operation centers are staffed by dispatchers as well as customer service representatives and operations personnel. Incoming calls are received by trained customer service representatives who provide the customer with a job-specific price quote and transmit the order to the appropriate dispatched location. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination, and the time allotted for the delivery. After proper routing for the package is determined, coordination and deployment of delivery personnel is accomplished either through mobile data terminals linked to the Company's dispatch computer system, through pagers, or cell phones. In addition to its communications and dispatch systems, the Company also uses, in a number of its facilities, an advanced, on-demand management system which links dispatchers and drivers through a personal two-way mobile data terminal. The system links the dispatchers real-time with the drivers over the Internet using web-enabled mobile data terminals. The dispatcher sends a job to the driver real-time over the Internet. The driver uses the web-enabled mobile data terminal to acknowledge receipt of the order, delivery and proof of delivery. The dispatchers can monitor the jobs for on-time service and completion. The order status is available on the web for customer inquiry. The result is an efficient operation and improved customer service. This system may enable the Company to streamline its routing and dispatch systems and add customer value. Typical users of on-demand services include every type of customer ranging from organ transportation for hospitals to delivery of legal documents for law offices.

     Supply Chain Management. The Company offers supply chain management services whereby it assumes inventory replenishment responsibilities of repair, production and supply items for customers. The Company's integrated supply services include monitoring customers' inventories based on predetermined inventory levels and reordering needed supplies through the customers' purchasing agents. Inventory shipments are sent to the Company's site adjacent to the customer's facility, from which the Company sorts and then distributes items to their appropriate destinations. The Company also offers "critical parts banking" for a customer's parts and supplies and offers related "just-in-time" transportation of those items to support service or production activities. Parts are stored at the Company's facilities located in a metropolitan area. A customer's service technician lacking a needed repair part, for instance, can order the part which is quickly delivered to the service site, adding the kind of value which the Company believes allows purchase decisions to be based more on capability than price. Though accounting for less than 2% of its current total revenues, the Company views these services as a growth opportunity, and it intends to expand its critical parts warehousing and delivery business. Companies utilizing integrated supply services include petrochemical companies, which use the services to centralize non-critical inventory management at their large chemical plants and refineries.

     Other Services. The remainder of the Company's services include inter-company delivery, fleet replacement, facilities management, logistics, warehouse and storage services and a limited amount of long-haul services. The Company also provides third party logistic services through Velocity Express' logistics division.

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

     Pharmaceutical wholesalers utilize the Company's distribution delivery services to transport bulk shipments from centralized locations to various retail sites, hospitals and other care facilities. The Company typically receives bulk shipments from a pharmaceutical or medical supply wholesaler, sorts and divides the shipment into smaller bundles, and then delivers the shipment to destination outlets, including retail drug stores and hospitals. Hospitals primarily utilize the Company's on-demand services for the transportation of samples or equipment among different areas within the hospitals or between different hospitals or labs. Local, regional and national medical laboratories use the Company's services to transport samples among laboratories by either on-demand or scheduled ground or air transportation delivery. Home healthcare providers use the Company's services to provide patients with medications and the delivery of medical equipment.

     Retail. Retail customers, typically large national companies, use the Company's supply chain management and distribution services. For example, the Company services its largest retail customers by providing a national network of scheduled and routed vehicles to deliver primarily three separate product lines: technical parts, gas repair shop parts and retail products. Typically, the Company receives a bulk shipment and then breaks it down into multiple shipments. The Company then delivers the items to retail locations or pre-specified drop sites to be picked up by the customer.

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

     Technology. Technology customers primarily use the Company's on-demand services. The prototype service the Company aims to provide technology customers is a critical parts management system utilizing the Internet. For example, the Company services its largest technology customer by partnering with a third-party logistics supplier to provide critical parts banking. This provider, one of the largest third-party logistics providers in North America, provides a national network whereby it centrally manages 100 regional stocking locations ranging in size from 500 square feet to 4,500 square feet, utilizing an Internet-based warehouse management system. Typically, the Company's customers place orders over the telephone, which are then entered into the Company's suppliers' databases. The database determines if the part is available and, if available, the applicable regional stocking location. The part is then pulled from the regional stocking location while a driver is dispatched. The driver delivers the part to its destination and places the damaged part in a return package to be delivered to the repair center.

Air Services

     The Company's Air Group provides primarily same-day scheduled and on-demand delivery services. The Air Group operates under the brand name Air Courier Dispatch ("ACD"). The Company's Air Group provides delivery services throughout the United States. Several locations are supported by its own ground fleet and the remainder are supported by an agent network of ground carriers. The Company does not own any aircraft. Instead, the Company purchases its air transportation from preferred vendors. The Air Group has negotiated contracts with most major airlines on favorable terms that enable the Company to charge competitive rates for its services. In order to utilize fleet assets efficiently, certain Air Group locations perform scheduled ground and on-demand delivery services. The Company has sold a number of its Air Group subsidiaries and does not consider this to be part of its core business.

     Scheduled Air Delivery Services. Same-day scheduled delivery services are provided for time-sensitive deliveries that are recurring in nature. Pickup and delivery routes are pre-defined based on the needs of the customer. The largest customer base for this type of service consists of financial institutions for delivery of non-negotiable instruments, primarily canceled checks.

     A driver from the Company's Air Group picks up a typical shipment of bank documents from the sending bank's processing center. The driver follows a predetermined pickup schedule. Shipments are pre-sorted by city, by bank personnel and then transported to Air Group facilities generally located in close proximity to the local airport.

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

     Next Available Flight Air Service. The Company's Air Group provides local same-day, on-demand delivery services, whereby messengers or drivers respond to a customer's request for immediate pick up and delivery. The Air Group's on-demand service begins with a customer placing an order to a customer service representative who provides the customer with the job-specific price quote, and coordinates the pickup schedule, flight arrangements and delivery times. Similar to its scheduled services, the Air Group purchases its air transportation from certain major airlines and air charter operators. Pickup of the package is handled by an Air Group carrier or agent, depending upon whether the Air Group maintains ground operations at a particular pickup location. Upon receipt by the driver, the driver notifies the dispatcher that the package has been picked up and is en route to the airport. At the airport, the package is placed on the plane and sent to a specific destination. Upon arrival, an Air Group carrier or agent secures the package and notifies the Air Group of its receipt. The package is then transported from the airport to its final destination where the customer signs the bill and finishes the chain of custody. Typical customers of the Air Group's on-demand services include: law firms, investment banks, advertising agencies, hospitals, manufacturing firms to ship replacement parts for idled equipment, blood banks, pharmaceutical companies and medical procurement companies.


Industry Background

     The Company believes that the market for same-day delivery services is large and growing. Based on industry studies that the Company believes to be reliable, the same-day delivery services market in the United States is estimated to generate revenues of approximately $43 billion per year. Although the market is large, it is highly fragmented. There are relatively low barriers to entry in this market because the capital requirements to start a local same-day delivery business are relatively small and the industry is not subject to extensive regulation. There are as many as 6,000 same-day delivery companies in the United States. Most participants are privately held and operate only on the local level. The focus of same-day delivery businesses is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes that there is little perceived service differentiation between competitors and that customer loyalty is generally short-term. There are no dominant brands in the same-day delivery industry, and the industry has a relatively basic use of technology.

     The Company believes that customers are seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. These principles, along with several other trends are benefiting the same-day delivery market. First, the trend toward outsourcing of non-core functions has resulted in numerous companies turning to third-party providers for a range of services including same-day delivery and the management of in-house logistics. Many businesses that outsource their distribution and logistics requirements prefer to purchase such services from one source capable of servicing multiple cities, which not only decreases their number of vendors, but also maximizes efficiency, improves customer service and simplifies billing. The Company believes that it is the only national same-day delivery service with the geographic reach to meet these evolving needs of national or e-commerce customers.

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

     Some industry participants have recently expanded demand-delivery practices beyond basic point-to-point delivery into more advanced applications. For instance, some same-day delivery companies, which include the Company, provide "critical parts banking" for a customer's parts and supplies, and offer related just-in-time transportation of those items to support service or production activities. Parts are stored at the Company's facilities located primarily in a metropolitan area. A customer's service technician can order a required repair part, which is promptly delivered to the service site within a pre-determined time period, generally less than one hour. When such applications are provided, the customer receives exceptional value, and the Company believes that purchase decisions are based on capability more than price.

     To meet the customers' needs for reliability, efficiency and speed, the Company uses a computerized fleet-wide communications and dispatch system. The Company has begun implementation of bar code scanning that insures product delivery chain of custody. In addition, the Company believes that its existing and planned communications systems will provide additional benefits to its customers, including enhancing the accuracy of package delivery estimates, up-to-the minute status updates on all jobs, and electronic proof of delivery.

     The Company anticipates that increased pressure will be placed on delivery performance, full-service delivery and the security of a delivery. As a result, customers will most likely rely on fewer and better providers of package movement and services. No dominant national brand exists within the same-day delivery industry, and the Company believes that its development of the Velocity Express(TM) brand will instill greater confidence in its current and prospective customers by building a perception of a higher level of professionalism, superior service performance and a broader scope of service capabilities. Through the achievement of market penetration and economies of scale in the building of a strong brand, the Company believes that it will be uniquely suited for both customer growth and customer retention.


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

Sales and Marketing

     The Company has initiated a comprehensive sales and marketing program that emphasizes its competitive position as the leading national provider of same-day delivery services. The Company has also realigned its national accounts and logistics team, restructured its field sales organization to help it implement its new marketing program.

     Sales efforts are conducted at both the local and national levels through the Company's extensive network of local sales representatives and its business development group. The Company employs over 50 marketing and sales representatives who make regular calls on existing and potential customers to identify each customer's delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and to quickly respond to customer concerns.

     The Company's sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The business development and corporate communications departments also provide ongoing communication of corporate activities and programs to employees, the press and the general public.


Competition

     The Company competes with established local couriers and messenger services in the same-day delivery business. Competition in this market is intense.

     Nationally, the Company competes with other large companies. There are several companies that have same-day delivery operations in multiple markets. These and other companies, which may compete with the Company, have substantial resources and experience in the same-day delivery business. The Company believes that its national presence and its wide array of service offerings, its use of sophisticated communications and other technology, and its branding strategy, will differentiate the Company's services and allow it to compete successfully in any market in which it currently operates or may enter. There can be no assurances that other, larger competitors, will not enter the market or develop as a result of the trend toward consolidation in the same-day delivery market, thereby eroding the Company's competitive position.

     There are also a number of national and international carriers who provide document and package shipment solutions to individuals and business customers. This market, which is dominated by major carriers, such as UPS(R), Federal Express(R), Airborne(TM), DHL(TM) and the United States Postal Service, is also extremely competitive. These companies engage primarily in the next-day and second-day ground and air delivery businesses and operate by imposing strict drop-off deadlines, and rigid package dimensions and weight limitations on customers. By comparison, the Company operates in the same-day delivery business, and handles deliveries as diverse as human organs to truckloads of steel pipe on a same-day basis, either scheduled or on-demand. Accordingly, the Company does not believe that it is in direct competition with these major carriers in same-day delivery services, although there can be no assurances that such organizations will not decide to enter into direct competition with the Company. Such organizations may have more experience, as well as human and financial resources than the Company has.

Trademarks

     The Company currently has applications for United States trademark registrations for trademarks and service marks, including but not limited to United Shipping & Technology and a related design, and i-courier(TM). There can be no assurance that any of these registrations will be granted. These applications for registration are for the following goods and services, among others: automated shipping machine for packages and overnight letters which computes charges and prints labels, receipts and other similar documents, the provision of delivery services, and the secure transmission of documents over the Internet. The Company has also recently applied for a trademark registration for the name Velocity Express(TM). The Company also owns United States trademark registrations for the trademark U-Ship(R) and a related design/logo.

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

Employees

     As of September 1, 2001, the Company had approximately 4,500 employees. The Company believes that its relations with its employees are good. Additionally, the Company uses the services of over 4,300 independent contractor drivers in its same-day delivery operations and over 1,500 agents in North America.



ITEM 2.  DESCRIPTION OF PROPERTY

     The Company subleases approximately 9,460 square feet of space (4,661 of office space and 4,799 of warehouse) used for offices, assembly, storage and packaging at 9850 51st Avenue North, Suite 110, Minneapolis, Minnesota 55442 at a monthly rent of $9,748. The sublease term expires on November 24, 2001. The Company has entered into lease negotiations at various locations in Minneapolis for approximately 7,000 square feet of office space to begin upon the expiration of the current lease. The Company anticipates gross monthly lease obligations to be approximately $9,800 per month for the first year. The executive offices of the Velocity Express operations are located at 11 Greenway Plaza, Suite 250, Houston, Texas, where the Company leases 23,000 square feet of office space. This lease expires on October 31, 2001 and the remaining executive offices will combined into an existing facility located at 7676 Hillmont, Suite 300, Houston, Texas. The Company's operating facilities are conducted from approximately 200 local offices. All of the Company's operating facilities are leased, generally with terms of two to five years, although certain facilities are leased on a monthly basis. Leasing rates generally range from $5.00 per square foot to $22.00 per square foot. The Company operates warehouses typically ranging in size from 1,000 to 10,000 square feet, although the Company has a number of warehouses of over 10,000 square feet. Warehouses are typically used for inventory storage and products in transition. The Company's field offices generally range in size from one thousand to 20,000 square feet, although the Company has a number of offices over 20,000 square feet. Offices typically consist of processing support, local management and administrative space. The Company believes that the above-described premises will meet its requirements for its ongoing same-day delivery and other operations for the remainder of the lease terms.

     As of September 1, 2001, the Company's fleet consisted of approximately 7,000 vehicles, including 2,500 Company owned or leased vehicles and 4,500 vehicles utilized by independent contractors. Cars, vans and pickup trucks are typically utilized by the scheduled and on-demand business lines for transporting small packages on a point-to-point basis. Straight trucks, tractors and trailers are typically utilized by the distribution business, transporting large, longer haul shipments to warehouses or customer sites.

ITEM 3.  LEGAL PROCEEDINGS

     As of June 30, 2001 neither the Company nor Velocity was a party to any material legal proceedings.

     Velocity is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day delivery services. Velocity carries workers compensation insurance and auto liability coverage for the current policy year. Velocity and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of Velocity. The Company vigorously defends against all of the foregoing claims.

     The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's financial position or results of operations. A monetary settlement paid by the Company or an award against it in any of such actions could, however, have a material adverse effect upon the Company's cash flow in a given period in which a settlement or award occurs. The Company has established an accrual for losses it may sustain in the pending actions as of June 30, 2001. The Company believes that the accrual level is adequate for purposes of its financial statements.


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

     o In estimating the Company's exposure to claims, the Company is relying upon its assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify the Company for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time, in connection with routine litigation incidental to the Company's business, plaintiffs may bring claims against the Company that may include undetermined amounts of punitive damages. The Company is currently not aware of any such punitive damages claim or claims in the aggregate which would exceed 10% of its current assets. Such punitive damages are not normally covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The 2000 Annual Meeting of Shareholders was held on January 19, 2001.

     Three proposals were submitted for shareholder approval, all of which passed with voting results as follows:



     (1) To elect eight directors for the ensuing year and until their successors are duly elected and qualified.

                                       For           Withhold       Non-Votes
                                       ---           --------       ---------
          Peter C. Lytle            12,934,162        75,368          0
          Timothy G. Becker         12,915,026        94,504          0
          Marshall T. Masko         12,898,773       110,757          0
          Marlin Rudebusch          12,995,916        13,614          0
          Timothy Traff             13,009,530             0          0
          Ronald G. Olson           12,995,916        13,614          0
          Peter W. Kooman           13,009,530             0          0

     (2) To consider and vote upon amendment to the Company's 1996 Stock Option Plan.

          For:                   12,465,117       Against:             270,785
          Abstain:                  321,314

     (3) To ratify the appointment of Ernst & Young LLP independent certified public accountants, as auditors of the Company for its fiscal year ending June 30, 2001.

          For:                   13,006,889       Against:              41,387
          Abstain:                    8,930

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

                    Period                  High           Low
                    ------                  ----           ---

        Fiscal 2001:
                 First Quarter             $9.094       $4.000
                 Second Quarter             4.375        1.531
                 Third Quarter              2.843        0.750
                 Fourth Quarter             0.937        0.370

        Fiscal 2000:
                 First Quarter             $5.875       $2.625
                 Second Quarter             9.563        3.875
                 Third Quarter             17.688        7.250
                 Fourth Quarter            14.000        7.813

     On September 28, 2001, the number of holders of record of Common Stock was
261. The transfer agent for the Company's Common Stock is American Stock Transfer & Trust, 40 Wall Street, New York, New York.

     The Company has not paid any cash dividends on its Common Stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued operations of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

Recent Sales of Unregistered Securities

     The following describes sales of the Company's securities in the last fiscal quarter without registration under the Securities Act of 1933 (the "Securities Act"):

     Subsequent to the year ended June 30, 2001, pursuant to Subscription Note Purchase Agreements entered into during July 2001 (collectively, the "Series F Note Agreements"), the Company issued subscription notes in the aggregate principal amount of $7,106,500 (collectively, the "Series F Subscription Notes"), to a group of institutional investors and executive management of the Company. No interest accrued on the unpaid principal balances of the Series F Subscription Notes. On September 5, 2001, the Company's shareholders approved the issuance of Series F Preferred having voting power greater than 20% of the outstanding voting securities of the Company, and all of the principal balance of the Series F Subscription Notes was converted into a number of shares of the Company's Series F Preferred equal to the quotient of the principal being converted divided by $11.00. Subsequent to shareholder approval on September 5, 2001, the principal amount of the Series F Subscription Notes was converted into 646,029 shares of Series F Preferred. Each share of Series F Preferred is convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,110,384 shares of common stock in connection with these sales.

     In December 2000, the Company's revenue, the timing of billings to customers and collections fell below amounts projected in its operating plan. Lower receivables and collections, together with other operating conditions, including projected negative cash flows in the Company's second fiscal quarter, resulted in a short-term working capital deficit. To meet its working capital requirements, the Company entered into a bridge loan agreement with TH Lee Putnam Partners ("THLi"), and related entities, dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"). Pursuant to the Bridge Loan Agreement, THLi loaned the Company $3,500,000 on January 4, 2001 and an additional $1,500,000 on January 31, 2001. In connection with the Bridge Loan Agreement, the Company issued bridge notes to THLi in the aggregate amount of $5,000,000, which are due and payable on July 4, 2001. The bridge notes are subordinate to the Company's senior indebtedness. Each bridge note carried interest on the unpaid principal amount at an annual percentage rate of 18%. Interest on each of the bridge notes was payable at maturity in immediately available funds or in shares of Series D Preferred.

     Subject to shareholder approval, all or a portion of the principal and interest of the bridge notes may be converted by THLi at any time into shares of Series D Preferred. On September 5, 2001, the shareholders approved the bridge notes and their conversion into Series D Preferred. The bridge notes provided that the number of shares of Series D Preferred issuable upon conversion of the bridge notes would equal the principal value of the bridge notes and all accrued interest divided by the lesser of: (a) the average closing price of common stock as reported by Nasdaq for the five days prior to the conversion, or (b) a price 25% lower than the price per share at which the Series D Preferred, or any voting stock that we issued subsequent to issuance of the bridge notes, was last sold to one or more third party investors. Accordingly, pursuant to the purchase price of the Series D Preferred established in the Series D Preferred purchase agreement, the conversion price of the bridge notes was $0.55 per share, and resulted in the issuance to THLi of 1,017,538 shares of Series D Preferred, or 10,175,380 shares of common stock upon conversions.

     Pursuant to the Bridge Loan Agreement, the Company issued to THLi the bridge warrants to purchase an aggregate 216,533 shares of Series D Preferred at a per share purchase price of $0.01. The bridge warrants were issued on January 4, 2001, and expire on January 4, 2006.

     Pursuant to the terms of a Securities Purchase Agreement with an institutional investor dated March 1, 2001 the Company issued 250,000 shares of Series D Preferred to such institutional investor at a purchase price of $8.00 per share, for an aggregate consideration of $2,000,000. The Series D Preferred shares issued to the institutional investor are convertible into 2,500,000 shares of common stock.

     Pursuant to Stock Purchase Agreements entered into during March and April 2001, the Company issued two subscription notes in the total principal amount of $3,999,250 to two institutional investors, and two subscription notes, each in the principal amount of $500,000 to two non-U.S. investors (collectively the "Series D Subscription Notes"). No interest accrued on the unpaid principal balance outstanding on the Series D Subscription Notes. The Company's shareholders approved of the issuance of Series D Preferred having voting power greater than 20% of the Company's outstanding voting securities at its Special Meeting of Shareholder held on September 5, 2001 and all of the principal balance of the Series D Subscription Notes have been converted into a number of shares of Series D Preferred equal to the quotient of the principal being converted divided by $8.00. Subsequent to shareholder approval on September 5, 2001, the principal amount of the Series D Subscription Notes issued to the two institutional investors is convertible into a total of 499,906 shares of Series D Preferred and the principal amount of each Series D Subscription Note issued to each of the non-U.S. investors is convertible into 62,500 shares of Series D Preferred. Each share of Series D Preferred is convertible into ten shares of common stock.

     In connection with the sales of the Series D Preferred, the Company engaged BB&T Capital Markets as its exclusive agent and has agreed to pay BB&T Capital Markets approximately $200,000 as commissions on these sales. On March 3, 2001, the Company's board of directors approved the issuance of warrants to purchase up to 500,000 shares of the Company's common stock at $0.01 per share to entities affiliated with TH Li Funds. Except with respect to its private placement of Series D Preferred Shares, no underwriter or placement agent was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities in each transaction were sold to a limited group of accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 (the "Securities Act") in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

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

Historical Results of Operations

Quarter and Year ended June 30, 2001 Compared to Quarter and Year Ended July 1, 2000

     In comparing the results of fiscal 2001 to fiscal 2000, there are several factors to consider. Although fiscal 2001 contained two additional months of Velocity results compared with fiscal 2000, many consolidation and post-merger integration initiatives that were started in fiscal 2000 continued to be implemented throughout fiscal 2001. These initiatives included divestiture of specific non-core business operations at the end of fiscal 2000 and early in fiscal 2001, the closing of unprofitable locations, and the consolidation of other strategic locations. Additionally, beginning in the third quarter of fiscal 2001, a Company-wide restructuring program that included continued location and business rationalization as well as significant general and administrative cost savings measures was implemented.

     Revenue for the year ended June 30, 2001 increased $0.6 million or 0.1% to $471.7 million from $471.1 million for the year ended July 1, 2000. Results of fiscal 2000 include the results of Velocity as of the August 1999 acquisition date and are inclusive of ten months rather than twelve months of activity as in fiscal 2001. Revenues year over year remained relatively flat despite the additional two months of activity in fiscal 2001 principally due to the Company's ongoing efforts to rationalize its business going forward and to exit unprofitable markets. Furthermore, the Company realized lower revenues in fiscal 2001 as a result of certain operations that were sold at the end of fiscal 2000 and during the current year.

     Revenue for the quarter ended June 30, 2001, decreased $32.9 million or 23.6% to $106.7 million from $139.6 million for the quarter ended July 1, 2000. The decrease in revenue for the quarter ended June 30, 2001 is primarily the result of the following: (1) the loss of revenues from divesture of non-core business operations of approximately $19.5 million over the same quarter last year, (2) the closing or consolidation of unprofitable locations of approximately $8.0 million; and (3) adverse economic conditions resulting in lost revenue of approximately $5.5 million.

     Cost of services for the year ended June 30, 2001 increased $12.6 million or 3.5% to $377.5 million from $364.9 million for the year ended July 1, 2000, and as a percentage of revenue, increased from 77.4% to 80.0%. The increase in cost of services resulted from increased costs associated with having twelve months of activity in fiscal 2001 compared to ten months in fiscal 2000 as well as from increased insurance costs compared to the prior year. The increase was offset by decreased costs resulting from the revenue decrease described above as certain of these costs are variable and follow the revenue level, as well as from decreased costs associated with operations that were sold as describe above.

     Cost of services for the quarter ended June 30, 2001 decreased $22.3 million or 20.6% to $86.1 million from $108.4 million for the quarter ended July 1, 2000, and as a percentage of revenue, increased from 77.6% to 80.7%. The overall dollar decrease is consistent with the revenue trend discussed above, while the increase in cost of services as a percentage of revenue is principally the result of increased insurance costs associated with the Company's self-insurance program and an overall hardening in the insurance market.

     Selling, general and administrative ("SG&A") expenses for the year ended June 30, 2001 were $116.4 million or 24.7% of revenue as compared with $129.6 million or 27.5 % of revenue for the year ended July 1, 2000, a decrease of $13.2 million or 10.2%. The decrease in SG&A, despite the additional two months of activity for Velocity in fiscal 2001, is the result of the Company's cost-cutting initiatives in fiscal 2000 as well as the result of the restructuring programs initiated in the third quarter of fiscal 2001.

     SG&A expenses for the quarter ended June 30, 2001 were $25.5 million or 23.9% of revenue as compared with $36.6 million or 26.2 % of revenue for the quarter ended July 1, 2000, a decrease of $11.1 million or 30.2%. The decrease in SG&A for the quarter is a result of the sale of various operations of $4.1 million, and the continued efforts by the Company to integrate the administrative functions of the Company of approximately $7.0 million.

     The Company began implementing a multi-faceted restructuring program in March 2001 to allow it to achieve a cost structure to better position itself to achieve profitability in the ever-changing logistics and transportation marketplace. The Company has streamlined and downsized its operations by reducing its workforce and consolidating various locations. As of June 30, 2001, the Company has taken a restructuring charge of $7.1 million consisting of severance costs in the amount of $2.2 million related to the workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write off of equipment. As of June 30, 2001, approximately $4.8 million in costs have been charged against the reserve.

     Interest expense for the year ended June 30, 2001 increased $1.1 million to $6.3 million from $5.3 million for the year ended July 1, 2000. The increase for the fiscal year is primarily due to twelve months of borrowings under the revolving note in fiscal 2001 compared to ten months of borrowings in fiscal 2000.

     Interest expense for the quarter ended June 30, 2001 decreased $0.5 million to $1.6 million from $2.1 million for the quarter ended July 1, 2000. The decrease for the quarter is principally attributable to lower interest rates and lower average borrowings under the Company's revolving note.

     As a result of the foregoing factors, the net loss for the year and quarter ended June 30, 2001, including one-time restructuring charges of $7.1 million and $2.6 million, respectively, was $35.3 million and $8.6 million, respectively, compared with $28.2 million and $7.5 million, respectively, for the same periods in 2000.


Year ended July 1, 2000 Compared to Year Ended June 30, 1999

      Revenue for the fiscal year ended July 1, 2000, increased $469.7 million or 31,670% to $471.2 million from $1.5 million for the fiscal year ended June 30, 1999. This increase in revenues is principally a result of the Velocity Express acquisition.

      Cost of services increased by $378.1 million or 50,685% to $378.9 million from $0.7 million in fiscal year 1999. The increase is primarily due to the Velocity Express acquisition.

      Selling, general and administrative expenses for the fiscal year ended July 1, 2000, increased $126.0 million or 3,471% to $129.6 million from $3.6 million in fiscal year 1999. The increase is principally due to the Velocity Express acquisition.

      Interest expense increased to $5.3 million for the fiscal year ended July 1, 2000, compared to $4,000 for the fiscal year ended June 30, 1999. The increase in interest expense is the result of the debt taken on to complete the Velocity Express acquisition.

      Net loss for the fiscal year ended July 1, 2000 increased by $25.3 million to $28.2 million from $2,895,000 for the comparable period in the prior year. Net loss applicable to common shareholders for the fiscal year ended July 1, 2000 included a single charge for the beneficial conversion feature of the Series B Convertible Preferred Stock of $3.5 million.

Liquidity and Capital Resources

     Historically, the Company has operated at a loss and has funded its operations through a credit facility with a commercial lender, various private placements of equity and debt, including sales of common stock and preferred stock, the issuance of warrants, and various bridge loan agreements.

     Series D Convertible and Redeemable Preferred - The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. This indebtedness is represented by promissory notes bearing interest at a rate of 18% per annum (the "Bridge Notes").

     The Bridge Notes are convertible at the option of the note holder into 909,090 shares of the Company's Series D Preferred at an exercise price of $5.50 per share upon shareholder approval of the conversion. Each share of Series D Preferred is convertible into ten shares of the Company's common stock. The Series D shares have a mandatory redemption feature that requires the Company to redeem each outstanding share on the redemption date, March 1, 2007, at a price equal to the liquidation value per such share. In connection with the Bridge Loan Agreement, the Company issued warrants, subject to shareholder approval, to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants").

     The Company entered into securities purchase agreements in connection with the sale of Series D Preferred. The Company sold 252,429 shares (2,429 shares to one of the Company's directors) of Series D Preferred at $8.00 per share for $2.0 million.

     The Company entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the "Subscription Notes"). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million.

     The Subscription Notes are convertible at the option of the note holder into 624,906 shares of the Company's Series D Preferred at an exercise price of $8.00 per share upon shareholder approval of the conversion.

     Subsequent to year end, in September 2001 at a special shareholders' meeting, the Company's shareholders approved proposals which accomplished the following: (1) conversion of $5.0 million principal amount of the Bridge Notes into Series D Preferred; and (2) issuance of shares of Series D Preferred to subscribers for such securities and holders of subscription notes which were convertible into Series D Preferred. The Company expects to incur a non cash charge in the first quarter in conjunction with the conversion.

     Series C Convertible and Redeemable Preferred - In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") at $6.00 per share for total proceeds of $12.0 million and the cancellation of two warrants issued in connection with the Series B Preferred. The Series C Preferred is convertible at any time at a price of $6.00, subject to adjustment in order to prevent dilution. The Series C Preferred requires the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006. In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $.01 per share (the "Series C Warrants"). The fair value of the Series C Warrants was determined to be approximately $3.5 million and was allocated from the value received from the Series C Preferred Stock. Adjustment of the Series C warrants to their market value for the year ended June 30, 2001 was $3.2 million resulting in a carrying amount of $330,000 at June 30, 2001. The $2.7 million remaining fair value received for the Series C Preferred in excess of the Series C Preferred redemption value and the Series C Warrants was recorded as additional paid-in capital.

     The principal financing agreements consist of a revolving note, senior subordinated note, long-term subordinated note, short-term subordinated note and convertible subordinated note. The Company's subsidiary is the borrower on the notes with the Company, and its other subsidiaries, acting as guarantors.

     Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables ($33.2 million at June 30, 2001). Interest is payable monthly at a rate of prime plus 2.75% (9.5% at June 30, 2001). The Company may elect the rate of LIBOR plus 6% at its discretion from time to time. All amounts advanced are due September 30, 2002. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

     The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $1.1 million at June 30, 2001, and is being amortized over the five-year life of the note.

     Subsequent to the year ended June 30, 2001, as disclosed in note 3 to the financial statements, the Company and CEX agreed to certain purchase price adjustments whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated.

     Substantially all of the assets and operations of the Company have been pledged to secure borrowings under the revolving note and the senior subordinated note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain a financial covenant related to minimum EBITDA. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

     The Company incurred an operating loss of approximately $29.3 million for the year ended June 30, 2001 and has negative working capital of approximately $1.4 million at June 30, 2001. Subsequent to the year ended June 30, 2001, the Company and CEX agreed to certain purchase price adjustments related to the acquisition of Velocity that resulted in an improvement to working capital of $12.0 million. Had the effect of this transaction been realized in the year ended June 30, 2001, the Company would have shown positive working capital of $10.6 million.

     As of June 30, 2001, the Company had no outstanding purchase commitments for capital improvements.

     The Company's financial condition during the past year was impacted substantially by the acquisition of Velocity in August 1999. Cash flow used in operations was $32.9 million, driven principally by a net loss before depreciation, amortization and other non-cash items of $14.0 million. Accounts receivable and accounts payable generated positive increases in working capital of $9.9 million and $1.8 million, respectively, while other assets and miscellaneous accruals generated negative cash flow of $23.4 million.

     Cash flow used as a result of investing activities was primarily for capital expenditures that amounted to $29,000.

     Cash flow generated through financing activities amounted to $31.9 million during fiscal 2001. Net proceeds from the issuance of debt instruments and proceeds from the private placement of Common Stock and Preferred Stock were the primary sources of cash during fiscal 2001. Long-term debt and notes payable generated $17.9 million during fiscal 2001, with approximately 61 percent of those proceeds coming from the Company's revolving credit facility. The Company also sold 2,252,429 shares of its Preferred Stock in fiscal 2001. Net proceeds from these private placements amounted to $13.5 million.

     The Company's operating plans include the continued implementation of integration and consolidation activities it had initiated in fiscal 2000 to further improve the operating performance of the Velocity Express acquisition as well as specific initiatives to reduce specific cash expenditures related to general and administrative expenses.

     The Company is dependent upon achieving certain revenue and expense targets in its financial plan for fiscal 2002. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities; however, there can be no assurance that such funding can be obtained.

     Subsequent to year-end, the Company has raised an additional $7.1 million in connection with the issuance of its Series F Preferred (see Recent Sales of Unregistered Securities). The Company believes that the additional proceeds it received from the sale of its Series F Preferred, as well as the continued implementation of the efforts it has initiated and expects to continue to reduce cash expenditures, will allow it to meet its fiscal 2002 financial plan. The Company further believes that the reduction in costs will not have a material adverse impact on its revenue growth.

ITEM 7.   FINANCIAL STATEMENTS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements



                         CONTENTS                                           PAGE
                         --------                                           ----

Report of Independent Auditors                                               22
Independent Auditor's Report                                                 23
Consolidated Financial Statements
     Consolidated Balance Sheets                                             24
     Consolidated Statements of Operations                                   25
     Consolidated Statements of Shareholders' (Deficit) Equity               26
     Consolidated Statements of Cash Flow                                    27
Notes to Consolidated Financial Statements                                   28

                         Report of Independent Auditors


The Board of Directors and Shareholders
United Shipping & Technology, Inc.

We have audited the accompanying consolidated balance sheets of United Shipping & Technology, Inc. and Subsidiaries (the "Company") as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, cash flows and shareholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2001 and July 1, 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP
                                       Ernst & Young LLP

Minneapolis, Minnesota
October 9, 2001

                          Independent Auditor's Report



Board of Directors
United Shipping and Technology, Inc.
Plymouth, Minnesota

We have audited the accompanying consolidated statements of operations, shareholders' (deficit) equity and cash flows of United Shipping and Technology, Inc. & Subsidiaries for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements referred to above are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Shipping and Technology, Inc. & Subsidiaries for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.


                                       /s/ LURIE, BESIKOF, LAPIDUS & CO., LLP
                                       LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
August 13, 1999

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par value)

                                                                  June 30,         July 1,
                                                                    2001             2000
                                                                  ---------       ---------
                                     ASSETS
Current assets:
     Cash                                                         $   2,932       $   3,993
     Accounts receivable, net                                        47,752          57,698
     Accounts receivable - other                                      1,700           3,960
     Prepaid workers' compensation                                   13,024           7,771
     Other prepaid expenses                                           1,735           1,442
     Other current assets                                               241           1,272
                                                                  ---------       ---------

         Total current assets                                        67,384          76,136

Property and equipment, net                                           8,842          12,796

Goodwill                                                             80,468          89,220
Notes receivable from related party                                     182           1,354
Other assets                                                          1,499           2,217
                                                                  ---------       ---------

Total assets                                                      $ 158,375       $ 181,723
                                                                  =========       =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade accounts payable                                       $  32,600       $  30,792
     Accrued insurance and claims                                     9,601          18,903
     Accrued wages and benefits                                       5,095           9,020
     Accrued legal and claims                                         2,296          16,192
     Other accrued liabilities                                       16,913          12,669
     Current portion of long-term debt and capital leases             2,321           7,167
                                                                  ---------       ---------

         Total current liabilities                                   68,826          94,743

Long-term debt and capital leases                                    62,609          39,495
Accrued insurance and claims                                         23,111          23,347

Series B redeemable preferred stock                                  21,556          25,261
Series C redeemable preferred stock                                  12,000            --
Preferred stock Series C warrants                                       330            --
Series D redeemable preferred stock                                   1,535            --

Shareholders' deficit:
     Common stock, $0.004 par value, 75,000 shares authorized,
         17,146 and 16,400 shares issued and outstanding at
         June 30, 2001 and July 1, 2000, respectively                    69              65
     Additional paid-in-capital                                      47,812          43,240
     Accumulated deficit                                            (79,409)        (44,387)
     Foreign currency translation                                       (64)            (41)
                                                                  ---------       ---------

         Total shareholders' deficit                                (31,592)         (1,123)
                                                                  ---------       ---------

         Total liabilities and shareholders' deficit              $ 158,375       $ 181,723
                                                                  =========       =========

                             SEE ACCOMPANYING NOTES.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                 June 30,         July 1,         June 30,
                                                   2001            2000            1999
                                                 ---------       ---------       ---------
Revenue                                          $ 471,682       $ 471,152       $   1,483

Cost of services                                   377,498         364,881             746
                                                 ---------       ---------       ---------

        Gross profit                                94,184         106,271             737

Operating expenses:
        Selling, general and administrative        116,425         129,584           3,628
        Restructuring charge                         7,060            --              --
                                                 ---------       ---------       ---------

Total operating expenses                           123,485         129,584           3,628
                                                 ---------       ---------       ---------

Loss from operations                               (29,301)        (23,313)         (2,891)

Other income (expense):
        Interest expense                            (6,334)         (5,272)             (4)
        Other                                          364             373            --
                                                 ---------       ---------       ---------

Net loss                                         $ (35,271)      $ (28,212)      $  (2,895)
                                                 =========       =========       =========

Net loss applicable to common shareholders       $ (35,022)      $ (31,720)      $  (2,895)
                                                 =========       =========       =========

Basic and diluted net loss per share             $   (2.10)      $   (2.27)      $   (0.42)
                                                 =========       =========       =========

Basic and diluted weighted average number
        of common shares outstanding                16,666          13,954           6,882
                                                 =========       =========       =========

                             SEE ACCOMPANYING NOTES.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
                             (Amounts in thousands)

                                             Series A
                                        Cumulative Convertible
                                           Preferred Stock        Common Stock
                                        ----------------------  -------------------  Additional               Foreign
                                                                                      Paid-in    Accumulated  Currency
                                         Shares       Amount     Shares     Amount    Capital      Deficit   Translation  Total
                                        --------    ---------   --------   --------   --------   ----------- ----------- --------
Balance at June 30, 1998                   4,455    $     18       4,980   $     20   $ 12,935   $ (9,772)   $   --      $  3,201

      Acquisition of JEL Trucking, Inc.     --          --           100       --           60       --          --            60
      Acquisition of Twin City
        Transportation, Inc.                --          --           423          2        908       --          --           910
      Conversion of preferred stock       (4,455)        (18)      4,456         18       --         --          --          --
      Common Stock warrant                  --          --          --         --          135       --          --           135
      Stock options exercised               --          --           121       --          166       --          --           166
      Warrants exercised                    --          --            20       --           58       --          --            58
      Conversion of note payable
           and accrued interest             --          --           275          1        762       --          --           763
      Private placement of common stock     --          --           236          1        547       --          --           548

      Net loss and comprehensive loss       --          --          --         --         --       (2,895)       --        (2,895)
                                        --------    --------    --------   --------   --------   --------    --------    --------
Balance at June 30, 1999                    --          --        10,611         42     15,571    (12,667)       --         2,946
      Private placement of common stock     --          --         2,901         12     15,764       --          --        15,776
      Warrants related to senior
        subordinated note                   --          --          --         --        1,708       --          --         1,708
      Value of preferred stock
        conversion feature                  --          --          --         --        3,508     (3,508)       --          --
      Stock options exercised               --          --           366          1      1,633       --          --         1,634
      Warrants exercised                    --          --         2,351          9      4,344       --          --         4,353
      Conversion of note payable
        and accrued interest                --          --           135          1        616       --          --           617
      Other                                 --          --            36       --           96       --          --            96

      Net loss                              --          --          --         --         --      (28,212)       --       (28,212)
      Foreign currency translation          --          --          --         --         --         --           (41)        (41)
                                                                                                                         --------
      Comprehensive loss                                                                                                  (28,253)
                                        --------    --------    --------   --------   --------   --------    --------    --------
Balance at July 1, 2000                     --          --        16,400         65     43,240    (44,387)        (41)     (1,123)
      Value of preferred stock
        conversion feature                  --          --          --         --        2,670       --          --         2,670
      Accretion of Series B Redeemable
        Preferred Stock to its
        redemption value                    --          --          --         --         --         (665)       --          (665)
      Adjustments to Series B redeemable
        preferred stock and Series B
        and C warrants                      --          --          --         --         --          914        --           914
      Stock options exercised               --          --            36          1        161       --          --           162
      Warrants exercised                    --          --           110          1        336       --          --           337
      Common Stock warrant                  --          --          --         --          455       --          --           455
      Common Stock warrants issued
           for services rendered            --          --          --         --          402       --          --           402
      Issuance of common stock as
           litigation settlement            --          --           600          2        548       --          --           550

      Net loss                              --          --          --         --         --      (35,271)       --       (35,271)
      Foreign currency translation          --          --          --         --         --         --           (23)        (23)
                                                                                                                         --------
      Comprehensive loss                                                                                                  (35,294)
                                        --------    --------    --------   --------   --------   --------    --------    --------
Balance at June 30, 2001                    --      $   --        17,146   $     69   $ 47,812   $(79,409)   $    (64)   $(31,592)
                                        ========    ========    ========   ========   ========   ========    ========    ========

                             SEE ACCOMPANYING NOTES.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                              Year ended
                                                                  --------------------------------
                                                                  June 30,    July 1,     June 30,
                                                                    2001       2000         1999
                                                                  --------    --------    --------
OPERATING ACTIVITIES
        Net loss                                                  $(35,271)   $(28,212)   $ (2,895)
        Adjustments to reconcile net loss to net
           cash flows used in operating activities:
            Depreciation                                             4,751       4,696         348
            Amortization                                             6,383       3,742          80
            Equity instruments issued in lieu of
                payment for services received                          402        --          --
            Other                                                      719       1,219        --
            Loss (gain) on retirement of equipment                     (70)         52        --
            Non-cash portion of merger and restructuring charge      1,812          71        --
        Change in operating assets and liabilities:
            Accounts receivable                                      9,946      (4,365)         74
            Other current assets                                    (3,205)     (5,850)       (168)
            Other assets                                               (19)      1,794          55
            Accounts payable                                         1,808      13,184         392
            Accrued liabilities                                    (20,165)     (5,224)         77
                                                                  --------    --------    --------

               Cash used in operating activities                   (32,909)    (18,893)     (2,037)

INVESTING ACTIVITIES
        Proceeds from sale of equipment                              1,458         498        --
        Purchases of property and equipment                         (2,636)     (4,223)       (557)
        Acquisition of business, net of cash acquired                 --       (58,513)       (810)
        Notes receivable                                             1,172      (1,354)       (122)
        Redemption of short-term investments                          --          --         1,700
        Other                                                          (23)       (162)        (42)
                                                                  --------    --------    --------

               Cash (used in) provided by investing activities         (29)    (63,754)        169

FINANCING ACTIVITIES
        Borrowings under revolving credit agreement, net            10,860      21,903        --
        Payments on notes payable and long-term debt                (2,934)     (4,388)        (58)
        Proceeds from notes payable and long-term debt              10,000      22,513       1,350
        Proceeds from stock subscription receivable                   --           250          18
        Debt financing costs                                           (83)       --          --
        Proceeds from issuance of common stock, net                    499      20,849         656
        Proceeds from issuance of preferred stock, net              13,535      25,261        --

                                                                  --------    --------    --------
               Cash provided by financing activities                31,877      86,388       1,966
                                                                  --------    --------    --------

Net (decrease) increase in cash and cash equivalents                (1,061)      3,741          98
                                                                  --------    --------    --------

Cash and cash equivalents, beginning of year                         3,993         252         154
                                                                  --------    --------    --------

Cash and cash equivalents, end of year                            $  2,932    $  3,993    $    252
                                                                  ========    ========    ========


Supplemental Disclosures of Cash Flow Information:
        Cash paid during period for interest                      $  4,565    $  5,023    $     24

Noncash investing and financing activities:
        Issuance of common stock through the conversion of debt   $   --      $    617    $    763
        Property and equipment returned to inventory                  --          --           406

                             SEE ACCOMPANYING NOTES.

               UNITED SHIPPING & TECHNOLOGY, INC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

     United Shipping & Technology, Inc. and its subsidiaries, (collectively, the "Company") are engaged in the business of providing same-day delivery and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.


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

Revenue Recognition

     Revenue from the same-day delivery and distribution/logistics services is recognized when services are rendered to customers.

Net Loss Per Share

     Basic net loss per share excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

                                                                                        Year Ended
                                                                              --------------------------------
                                                                              June 30,     July 1,    June 30,
                                                                                2001        2000        1999
                                                                              --------    --------    --------
                                                                                   (Amounts in thousands,
                                                                                   except per share data)
          Numerator
                  Net loss                                                    $(35,271)   $(28,212)   $ (2,895)
                  Beneficial conversion feature                                   --        (3,508)       --
                  Accretion of Series B Redeemable Preferred Stock
                       to its redemption value                                    (665)       --          --
                  Adjustment of Preferred Series B Warrants to market value     (2,296)       --          --
                  Adjustment of Preferred Series C Warrants to market value      3,210        --          --
                                                                              --------    --------    --------

                  Net loss applicable to common shareholders                  $(35,022)   $(31,720)   $ (2,895)
                                                                              ========    ========    ========


          Denominator for basic and diluted loss per share
                  Weighted average shares                                       16,666      13,954       6,882
                                                                              ========    ========    ========

          Basic and Diluted Loss Per Share                                    $  (2.10)   $  (2.27)   $  (0.42)
                                                                              ========    ========    ========

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

Cash Equivalents

     All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents, consisting primarily of money market accounts, and are carried at cost that approximates market.

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

Comprehensive Income

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income in the consolidated statement of shareholders' deficit.


Foreign Currency Translation and Transactions

     Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Goodwill

     Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible assets acquired in business combinations and is amortized on a straight-line basis over 15 years. Accumulated amortization at June 30, 2001 and July 1, 2000 was $9.4 million and $3.3 million, respectively.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     Effective July 1, 2001, the Company will early-adopt the new rules on accounting for goodwill and other intangible assets. Application of the nonamortization provisions of the Statement is expected to result in a reduction in net loss of approximately $6.1 million per year. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Separable intangible assets that have finite lives will continue to be amortized over their useful lives.

Reclassifications

     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

3.       ACQUISITIONS

     Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. ("CEX") all of the outstanding shares of common stock of Velocity Express, Inc. ("Velocity"), formerly known as Corporate Express Delivery Systems, Inc., a provider of same-day delivery solutions. The acquisition purchase price, which was accounted for using the purchase method of accounting, was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43 million in cash provided by an institutional debt financier and an investment firm, and $19.5 million in a combination of short and long-term notes issued to CEX. The Company, as a result of the acquisition, received approximately $86.6 million of Velocity's assets and assumed approximately $115.3 million of Velocity's liabilities, which resulted in the Company recognizing approximately $91.2 million in goodwill. The results of Velocity's operations have been included in the Company's consolidated financial statements since August 28, 1999.

     In connection with the acquisition of Velocity, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. As of June 30, 2001, approximately $3.1 million in costs (primarily related to severance payments and lease terminations) has been charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the year.

     The following represents the activity within these accruals (in thousands):

         Balance at June 30,  1999               $  --
            Additions                              3,929
            Payments                              (1,451)
                                                 --------

         Balance at July 1, 2000                   2,478
            Payments                              (1,613)
                                                 --------

         Balance at June 30, 2001                $   865
                                                 =======

     Subsequent to the year ended June 30, 2001, the Company and CEX agreed to certain purchase price adjustments related to the acquisition of Velocity. Under the terms of the settlement regarding the purchase price, the Company was no longer liable for the convertible subordinated note to CEX in the amount of $3.6 million, the long-term subordinated note to CEX of $6.5 million, the short-term subordinated note to CEX of $4.4 million and the accrued interest related to the notes of approximately $2.8 million. Additionally, the purchase price adjustments provide for the discharge of certain pre-acquisition insurance liabilities totaling approximately $13.5 million as well as certain other adjustments which had the impact of reducing specific liabilities by approximately $12.0 million. The purchase price adjustments totaling approximately $42.8 million will be recorded as an offset to the goodwill in the Company's first quarter of fiscal 2002.

     On January 13, 1999, the Company acquired Twin City Transportation, Inc. ("TCT"). TCT was an established courier service operating in the Minneapolis-St. Paul metropolitan area. Under the terms of the merger agreement, the common stock of TCT was exchanged for 423,300 shares of the Company's common stock valued at $0.9 million, a warrant for the purchase of 1,000 shares of common stock exercisable at $1.063 per share, cash of $0.4 million, payment by the Company of $0.3 million for TCT liabilities, and acquisition expenses.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     The following unaudited pro forma financial information gives effect to the Velocity and TCT acquisitions as if they had occurred at the beginning of fiscal years 2000 and 1999. The pro forma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would result had the acquisitions occurred on the dates indicated, or which may result in the future.

                                                 July 1,      June 30,
                                                  2000          1999
                                                --------      --------
                                                (Amounts in thousands,
                                                except per share data)

         Revenue                                $558,428      $607,612
         Loss from operations                    (28,344)      (36,337)
         Net loss                                (37,553)      (42,357)
         Basic and diluted loss per share       $  (2.69)     $  (6.15)

     All acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase prices were allocated to the net assets acquired based upon their estimated fair values.


4.       RESTRUCTURING

     The Company began implementing a multi-faceted restructuring program in March 2001 to allow it to achieve a cost structure to better position itself to achieve profitability in the ever-changing logistics and transportation marketplace. The Company as a result has streamlined and downsized its operations by reducing its workforce and consolidating various locations. As of June 30, 2001, the Company has taken a restructuring charge of $7.1 million consisting of: severance costs in the amount of $2.2 million related to the workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write-off of equipment. As of June 30, 2001, approximately $4.8 million in costs have been charged against the reserve.

5.       ACCOUNTS RECEIVABLE

     Accounts receivable include the following:

                                               June 30,        July 1,
                                                 2001           2000
                                               ---------      --------
                                               (Amounts in thousands)

         Trade accounts receivable             $ 48,912       $ 60,273

         Allowance for doubtful accounts         (1,160)        (2,575)
                                               --------       --------

         Total                                 $ 47,752       $ 57,698
                                               ========       ========

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

6.       PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                  June 30,      July 1,
                                                    2001          2000
                                                  ---------     --------
                                                  (Amounts in thousands)

         Land                                     $    194     $    488

         Buildings and leasehold improvements          805        1,863

         Furniture, equipment and vehicles          17,896       15,340
                                                  --------     --------

                                                    18,895       17,691
         Less accumulated depreciation             (10,053)      (4,895)
                                                  --------     --------

         Total                                    $  8,842     $ 12,796
                                                  ========     ========


7.       LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases consist of the following:


                                                  June 30,      July 1,
                                                    2001          2000
                                                  ---------     --------
                                                  (Amounts in thousands)

         Revolving note                           $ 32,763      $ 21,903
         Senior subordinated note                    3,919         3,577
         Long-term subordinated note to CEX          6,519         6,519
         Short-term subordinated note to CEX         4,404         4,404
         Convertible subordinated note to CEX        3,600         3,600
         9% Convertible subordinated note                -           951
         18% Bridge notes                            5,000             -
         Subscription notes                          5,000             -
         Other                                       3,725         5,708
                                                  --------      --------

                                                    64,930        46,662
         Less current maturities                    (2,321)       (7,167)
                                                  --------      --------

         Total                                    $ 62,609      $ 39,495
                                                  ========      ========

              UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     The future maturities on long-term debt, excluding the $10.0 million of 18% Bridge Notes and Subscription Notes which were converted to Series D Preferred in September 2001, consist of the following (amounts in thousands):

         Fiscal year:
              2002                               $ 2,321
              2003                                38,558
              2004                                    13
              2005                                14,038
                                                 -------
                                                 $54,930
                                                 =======

     Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables ($33.2 million at June 30, 2001). Interest is payable monthly at a rate of prime plus 2.75% (9.5% at June 30, 2001). The Company may elect the rate of LIBOR plus 6% at its discretion from time to time. All amounts advanced are due September 30, 2002. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

     The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $1.1 million at June 30, 2001, and is being amortized over the five-year life of the note.

     Subsequent to the year ended June 30, 2001, as disclosed in note 3, the Company and CEX agreed to certain purchase price adjustments whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated.

     As a result of the acquisition of Velocity, the Company was also liable on a 6% convertible subordinated note that was due January 31, 2000. In April 2000, the Company restructured the terms of the original agreement into a 9% convertible subordinated note in the amount of approximately $1.7 million. In connection with the restructured note, the Company also issued a warrant to purchase 15,000 shares of common stock at an exercise price of $12.925 per share. The Company recorded the fair value associated with this warrant as a discount against the carrying value of the note. The note was paid in full during fiscal 2001.

     In January 2001, the Company entered into several financing arrangements to meet its working capital requirements. The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. The indebtedness is represented by promissory notes, payable on July 4, 2001, bearing interest at a rate of 18% per annum (the "Bridge Notes"), which are convertible at the option of the lender into 909,090 shares of the Company's Series D Preferred at an exercise price of $5.50 per share upon shareholder approval of the conversion.

     The Company entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the "Subscription Notes"). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million. Each Subscription Note is convertible into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred upon shareholder approval of the conversion.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     Substantially all of the assets and operations of the Company have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain a financial covenant related to minimum EBITDA. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.


8.       PREFERRED AND COMMON STOCK

     At June 30, 2001, the following shares of the Company's $0.004 par value stock were authorized, issued and outstanding:

                                                                                   Issued and
                                                                  Authorized       Outstanding
                                                                    Shares      at June 30, 2001
                                                                -------------   ----------------
           Series F Convertible Preferred Stock                         --               --
           Series E Convertible and Redeemable Preferred Stock       100,000             --
           Series D Convertible and Redeemable Preferred Stock     3,000,000          252,429
           Series C Convertible and Redeemable Preferred Stock     5,000,000        2,000,000
           Series B Convertible and Redeemable Preferred Stock    10,000,000        2,806,797
           Series A Cumulative Convertible Preferred Stock         4,500,000             --
           Preferred stock - undesignated                          2,400,000             --
           Common Stock                                           75,000,000       17,146,399

Series F Convertible Preferred Stock

     Subsequent to the Company's fiscal year end, in July 2001, the Company entered into Subscription Note Purchase Agreements whereby the Company issued subscription notes payable February 2, 2002 in the aggregate principal amount of approximately $7.1 million (collectively, the "Series F Subscription Notes"), to a group of institutional investors and executive management of the Company. In September 2001, the Company's shareholders approved the issuance of Series F Preferred, and all of the principal balance of the Series F Subscription Notes was converted into 646,029 shares of Series F Preferred. Each share of Series F Preferred is immediately convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,110,384 shares of common stock in connection with these sales.

Series D Convertible and Redeemable Preferred Stock

     The Bridge Notes (see note 7) are convertible at the option of the note holder into 909,090 shares of the Company's Series D Preferred at an exercise price of $5.50 per share upon shareholder approval of the conversion. Each share of Series D Preferred is convertible into ten shares of the Company's common stock. The Series D shares have a mandatory redemption feature that requires the Company to redeem each outstanding share on the redemption date, March 1, 2007, at a price equal to the liquidation value per such share. In connection with the Bridge Loan Agreement, the Company issued warrants, subject to shareholder approval, to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants").

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     The Company entered into securities purchase agreements in connection with the sale of Series D Preferred. The Company sold 252,429 shares (2,429 shares to one of the Company's directors) of Series D Preferred at $8.00 per share for approximately $2.0 million.

     The Subscription Notes (see note 7) are convertible at the option of the note holder into 624,906 shares of the Company's Series D Preferred at an exercise price of $8.00 per share upon shareholder approval of the conversion.

     Subsequent to year end, in September 2001 at a special shareholders' meeting, the Company's shareholders approved proposals which accomplished the following: (1) conversion of $5.0 million principal amount of the Bridge Notes into Series D Preferred; and (2) issuance of shares of Series D Preferred to subscribers for such securities and holders of subscription notes which were convertible into Series D Preferred. The Company expects to incur a non cash charge in the first quarter in conjunction with the conversion.

Series C Convertible and Redeemable Preferred Stock

     In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") at $6.00 per share for total proceeds of $12.0 million and the cancellation of two warrants issued in connection with the Series B Preferred. The Series C Preferred is convertible at any time at a price of $6.00, subject to adjustment in order to prevent dilution. The Series C Preferred requires the Company to redeem each outstanding share at $6.00 per share, subject to adjustment, on August 31, 2006. In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $.01 per share (the "Series C Warrants"). The fair value of the Series C Warrants was determined to be approximately $3.5 million and was allocated from the value received from the Series C Preferred Stock. Adjustment of the Series C warrants to their market value for the year ended June 30, 2001 was $3.2 million resulting in a carrying amount of $330,000 at June 30, 2001. The $2.7 million remaining fair value received for the Series C Preferred in excess of the Series C Preferred redemption value and the Series C Warrants was recorded as additional paid-in capital.

Series B Convertible and Redeemable Preferred Stock

     In May 2000, the Company entered into an agreement to sell 2,806,797 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $9.00 per share for a total of approximately $25.3 million. The Series B Preferred requires the Company to redeem each outstanding share at $9.00 per share, subject to adjustment, on May 31, 2006. Three separate warrants were issued to the Series B Preferred shareholders subject to approval at a special meeting of shareholders in August 2000. The fair value of the warrants issued with the Series B Preferred was allocated from the carrying amount of the Series B Preferred to the respective warrants at the August 2000 measurement date. The shares of the Series B Preferred are convertible into shares of the Company's common stock at a rate of 1:1 subject to adjustment to prevent dilution. The Series B Preferred will be accreted up to its redemption amount of $25.3 million. Accretion for year ended June 30, 2001 was $665,000.

     In September 2000, two of the warrants issued to the Series B Preferred shareholders were exchanged as partial consideration for the Series C Preferred. The remaining outstanding warrant issued with the Series B Preferred provides for the purchase of an aggregate of 425,000 shares of the Company's common stock. The warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 3,000,000 options granted under the Company's 2000 Stock Option Plan ("2000 Plan") are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The warrant expires on May 31, 2004.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     The Company's Series B Preferred was deemed to have contained beneficial conversion features that were recognized as a declared dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was approximately $3.5 million and was recognized in fiscal 2000 as a return to the preferred shareholders at the date of issuance since the Series B Preferred is immediately convertible.

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

     All the Company's convertible preferred stock and the related warrants are subject to anti-dilution provisions.

Common stock

     In May 2001 pursuant to a settlement agreement dated June 20, 2000 between the Company and a former employee, the Company issued 500,000 shares of its common stock in connection with the settlement of certain litigation. Previously, in August 2000, the Company initially issued 100,000 shares of its common stock in connection with this settlement. All shares were placed in escrow pending the registration of the shares or the earlier termination of the agreement upon cash payment, at the option of the Company.

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

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

Stock Options and Warrants

     The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 5,160,000 shares. Options may be granted to employees, directors and consultants at option prices not less than the fair market value of the Company's common stock on the date of grant. The majority of the options vest annually in equal amounts over a four-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. No performance shares or restricted stock are outstanding at June 30, 2001 or July 1, 2000.

     The Company has 924,657 shares reserved for grants under the option plans at June 30, 2001.

     A summary of the status of the Company's stock option plans as of June 30, 2001 and activity during the three fiscal years then ended is presented below:


                                             Options Outstanding          Weighted
                                                Under the Plan            Average
                                          -------------------------       Exercise
                                              ISO          Non-ISO          Price
                                          -----------     ---------       --------
             Balance at June 30, 1998        130,250        637,500        $ 1.10
                    Granted                  450,500            --           1.91
                    Exercised                (11,000)      (110,000)         1.38
                    Forfeited                (90,500)           --           3.77
                                          ----------      ---------

             Balance at June 30, 1999        479,250        527,500          1.11
                    Granted                2,962,105        760,900          9.37
                    Exercised                (16,000)      (350,000)         4.47
                                          ----------      ---------

             Balance at July 1, 2000       3,425,355        938,400          7.96
                    Granted                  757,489         75,000          2.14
                    Exercised                (35,918)           --           4.41
                    Forfeited             (1,447,901)           --           9.26
                                          ----------      ---------

             Balance at June 30, 2001      2,699,025      1,013,400        $ 6.02
                                          ==========      =========

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                    Options Outstanding                         Options Exercisable
             ---------------------------------------------------------------  ------------------------

                                                Weighted-
                                                 Average        Weighted-                    Weighted-
                  Range of                      Remaining        Average                      Average
                  Exercise                     Contractual      Exercise                     Exercise
                   Prices       Number       Life (in years)      Price         Number        Price
             ---------------------------------------------------------------  ----------    ----------
               $ 0.38 -  0.67     800,500        7.2              $ 0.43         560,000     $ 0.40
                 1.03 -  1.97     360,390        7.7                1.36         233,462       1.24
                 2.00 -  3.96     415,250        7.6                2.57         111,700       3.20
                 4.50 -  6.88     502,023        8.22               5.07         461,574       4.91
                10.75 - 14.86   1,634,262        8.69              10.95       1,203,003      10.98
                                ---------                                     ----------

                                3,712,425        8.09               6.02       2,569,739       6.36
                                =========                                     ==========

     A summary of the common stock warrants outstanding at June 30, 2001 is as follows:

                           Common Stock Warrants Outstanding
          -----------------------------------------------------------------

                                                Weighted-
                                                 Average          Weighted-
                Range of                        Remaining          Average
                Exercise                       Contractual         Exercise
                 Prices        Number        Life (in years)        Price
          -----------------------------------------------------------------

            $ 0.600 - 1.063     426,160          2.01              $0.65
             1.750 - 2.930    2,362,230          6.62               2.42
             3.000 - 3.875      128,188          3.25               3.47
             4.500 - 7.500      558,265          2.91               6.63
            10.150 - 12.925     460,523          5.49              11.56
                              ---------

                              3,935,366          5.35               4.35
                              =========

     In fiscal 2001, the Company issued three non-qualified stock options outside of the Company's 2000 Stock Option Plan to three employees for the purchase of 475,000 shares of common stock at purchase prices ranging from $3.531 to $3.955 per share

     In fiscal 2000, the Company issued two non-qualified stock options outside of the Company's 2000 Stock Option Plan to an employee for the purchase of 325,000 shares of common stock at purchase prices ranging from $4.95 to $10.875 per share.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to elect to utilize APB Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for fiscal years 2001, 2000 and 1999:

                                      2001          2000        1999
                                    ---------    ----------   ---------
                                         (In thousands, except per
                                               share amounts)

         Net loss applicable to
           common shareholders:
               As reported          $ (35,022)   $ (31,720)   $ (2,895)
                                    =========    =========    ========
               Pro forma            $ (43,248)   $ (36,799)   $ (3,063)
                                    =========    =========    ========

         Basic and diluted loss
           per common share:
               As reported            $ (2.10)     $ (2.27)    $ (0.42)
                                    =========    =========    ========
               Pro forma              $ (2.59)     $ (2.64)    $ (0.45)
                                    =========    =========    ========



     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

                                          2001          2000           1999
                                        --------      --------        -------
         Expected dividend yield             -              -             -
         Expected stock volatility        121%           134%          167%
         Risk-free interest rate          4.0%          6.17%         5.10%
         Expected life of options         5.00           5.00          5.00

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Under the forgoing assumptions, the weighted-average fair value of each option granted during fiscal year 2001, 2000 and 1999 was $1.59, $8.27 and $1.81, respectively.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

9.       INCOME TAXES

     The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows:

                                                    June 30,       July 1,
                                                      2001          2000
                                                    ---------     --------
                                                    (Amounts in thousands)
         Deferred tax assets:
                 Net operating loss carry forwards  $ 26,953      $ 17,331
                 Reserves, allowances and accruals     8,204         1,180
                                                    --------      --------
                                                      35,157        18,511
         Deferred tax liabilities:                      (539)       (1,690)
                                                    --------      --------
                                                      34,618        16,821
         Valuation allowance                         (34,618)      (16,821)
                                                    --------      --------

                                                    $    --       $    --
                                                    ========      ========

     At June 30, 2001, the Company had net operating loss carry forwards for income tax purposes of approximately $70.9 million, which expire 2005 through 2021. A portion of the losses may be limited pursuant to Internal Revenue Code
Section 382.

     The change in the valuation allowance was an increase of $17.8 million, $12.4 million and $0.9 million in fiscal years 2001, 2000 and 1999, respectively, and resulted principally from net operating loss carry forwards.

10.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases equipment, vehicles, and buildings under non-cancelable leases. Future minimum lease commitments under non-cancelable leases as of June 30, 2001 were as follows (amounts in thousands):

         Fiscal year:
                 2002                   $ 19,720
                 2003                      5,972
                 2004                      4,436
                 2005                      2,904
                 2006                      1,067
                 Thereafter                  731
                                        --------
                                        $ 34,830
                                        ========

     Rent expense was $23.1 million, $29.4 million and $0.1 million during the years ended June 30, 2001, July 1, 2000 and June 30, 1999, respectively.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Automobile and Workers' Compensation Liabilities

     The Company is partially self-insured for automobile, workers' compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carriers and historical assumptions of development of unpaid liabilities over time. The Company pre-funds this estimated liability on a monthly basis based upon actuarial loss projections. As of June 30, 2001 and July 1, 2000, the Company has deposits recorded of $13.0 million and $7.8 million, respectively.

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


11.      EMPLOYEE BENEFIT PLANS

     The Company has defined contribution retirement plans (the "Plans") in accordance with Section 401(k) of the Internal Revenue Code. All full-time employees of the Company and its subsidiaries are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company's matching contribution expense was $1.2 million and $1.6 million for the fiscal years ended June 30, 2001 and July 1, 2000, respectively. The Company made no matching contributions for the fiscal year ended June 30, 1999.

12.      RELATED PARTY TRANSACTONS

     One of the Company's board members is a partner in the senior subordinated note lender. During fiscal 2000, in addition to the lender providing debt financing of $5.0 million for the Velocity acquisition, the board member and other partners in the senior subordinated note lender collectively purchased 23,648 shares of the Company's common stock and received 2,365 warrants at an exercise price of $12.50 per share. Proceeds from the sale of common stock were approximately $0.1 million. These transactions were valued at the fair value of the Company's warrants and stock at the time of the transactions.

     During fiscal 2000, the Company sold its Midnite Express operations to an employee of the Company. The employee resigned from the Company at the time of the sale. The Company received proceeds from the sale of approximately $1.6 million, which consisted of approximately $1.4 million in notes receivable and $0.2 million in cash, the fair value allocated as a result of purchase accounting for the Velocity acquisition.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

13.      CASH REQUIREMENTS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $29 million for the year ended June 30, 2001 which the Company is addressing as it continues to integrate and improve the operating results of the Velocity acquisition. Although the operating loss for fiscal 2001 was not unexpected, the Company's ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2002.

     In conjunction with institutional debt financing for the Velocity acquisition, the Company is subject to certain financial covenants for which it was not in compliance at various times in fiscal 2001. The Company was successful in obtaining waivers for the violations; however, there is no assurance that such waivers, if needed, will be available from the Company's lenders in the future.

     The Company's operating plans include the continued implementation of its restructuring program initiated in March 2001 to further improve the operating performance of Velocity as well as specific initiatives to reduce specific cash expenditures related to general and administrative expenses.

     The Company is dependent upon achieving certain revenue and expense targets in their financial plan for fiscal 2002. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities; however, there can be no assurance that such funding can be obtained.

     Subsequent to year end, management has negotiated more favorable debt covenants with its primary lender to facilitate access to financing. In addition, certain equity securities have been issued in a private placement (see note 8). Management believes that with the additional borrowing capacity it should have available as a result of working with its lender in establishing revised debt covenants, the additional proceeds it received from the sale of equity securities subsequent to its year end, as well as the continued implementation of its efforts it has initiated and expects to continue to reduce cash expenditures, it will meet its fiscal 2002 financial plan. Management further believes that the reduction in costs will not have a material adverse impact on its revenue growth.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

14.      QUARTERLY FINANCIAL INFORMATION (unaudited)

         Unaudited summarized financial data by quarter for fiscal years 2001 and 2000 is as follows (in thousands, except per share data):


                                                                       Three Months Ended
                                               -------------------------------------------------------------------
                                               September 30,      December 30,         March 31,         June 30,
                                                   2000              2000               2001               2001
                                               -------------      ------------        ----------         ---------
         Revenue                                 $133,091          $ 119,719          $112,214           $ 106,658
         Gross profit                              28,291             23,549            21,741              20,603
         Loss from operations                      (5,535)            (6,057)          (10,173)             (7,536)
         Net loss applicable to
                common shareholders                (9,575)            (7,461)          (11,672) 1           (6,314) 1

         Basic and diluted net loss
                per share                        $  (0.58)         $   (0.45)         $  (0.70)          $   (0.37)
                                                 ========          =========          ========           =========

         ---------------
         1. The net loss applicable to common shareholders in the third and fourth quarters includes $4.4 million and $2.7 million, respectively, for restructuring charges (see note 4).

                                                                       Three Months Ended
                                                ------------------------------------------------------------------
                                                October 2,         January 1,          April 1,           July 1,
                                                  1999               2000               2000               2000
                                                ----------         ----------         ---------          ---------
         Revenue                                 $ 53,724          $ 138,908          $138,900           $ 139,620
         Gross profit                              12,774             30,431            31,823              31,243
         Loss from operations                      (1,479)           (10,092)           (6,423)             (5,319)
         Net loss applicable to
                common shareholders                (1,616)           (11,230)           (7,847)            (11,027) 2

         Basic and diluted net loss
                per share                        $  (0.15)         $   (0.86)         $  (0.50)          $   (0.76)
                                                 ========          =========          ========           =========

         ---------------
         2. The net loss applicable to common shareholders in the fourth quarter includes $3,508 for the impact of the beneficial conversion feature of the Company's Series B Preferred issued in May 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Incorporated by reference from the Company's 2001 Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's 2001 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's 2001 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's 2001 Proxy Statement.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8K

         (a)      Exhibits.

                  Reference is made to the Exhibit Index.

         (b)      Reports on form 8K.

                  The Company filed one report on Form 8-K during the fiscal quarter ended June 30, 2001, as follows:

                  (i) Current Report on Form 8-K filed on May 21, 2001, relating to the sale of Series D Preferred Stock and Subscription Notes.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on October 9, 2001.

                                        UNITED SHIPPING & TECHNOLOGY, INC.

                                        By    /s/ Jeffry J. Parell
                                          -------------------------------------
                                              Jeffry J. Parell
                                              Chief Executive Officer

                                        By    /s/ Mark E. Ties
                                          -------------------------------------

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

         Signature                      Title             Date
         ---------                      -----             ----

   /s/ Vincent A. Wasik        Chairman                   October 9, 2001
---------------------------
Vincent A. Wasik

   /s/ Jeffry J. Parell        Chief Executive Officer    October 9, 2001
---------------------------    and Director
Jeffry J. Parell

   /s/ Alex Paluch             Director                   October 9, 2001
---------------------------
Alex Paluch

   /s/ Timothy Becker          Director                   October 9, 2001
---------------------------
Timothy Becker

   /s/ James Brown             Director                   October 9, 2001
---------------------------
James Brown

   /s/ Marlin Rudebusch        Director                   October 9, 2001
---------------------------
Marlin Rudebusch

   /s/ Douglas Hsieh           Director                   October 9, 2001
---------------------------
Douglas Hsieh

   /s/ Peter W. Kooman         Director                   October 9, 2001
---------------------------
Peter W. Kooman

EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

1.1 Agency Agreement dated April 20, 1998 between the Company and R.J. Steichen & Co. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

1.2 Private Placement Agency Agreement between BB&T Capital Markets and the Company dated January 17, 2001.

2.1 Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8,
          1999).

2.2 Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company's 8-K, filed October 8, 1999).

2.3 Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company's Form 8-K, filed June 2,
          2000).

2.4 Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

3.1 Articles of Incorporation of United Shipping & Technology, Inc., as amended (incorporated by reference to the Company's Form 8-K, filed June 2, 2000).

3.2 Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

3.3 Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

3.4 Certificate of Designation of Preferences and Rights of Series F Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company's Form 8-K, filed July 20, 2001).

3.5 The Company's Bylaws, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 333-01652C).

4.1 Specimen form of the Company's Common Stock certificate (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C).

4.2       The Company's Articles of Incorporation, as amended and restated (see
          Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4).

4.3       The Company's Bylaws, as amended (see Exhibit 3.3).

10.1 Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Company's Statement on Form SB-2, File No. 333-01652C).

Exhibit
Number    Description
-------   -----------

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

Exhibit
Number    Description
-------   -----------

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

10.24 Long-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8,
          1999).

10.25 Short-Term Subordinated Promissory Note by and among UST Delivery Systems, Inc. and CEX Holdings, Inc., dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8,
          1999).

10.26 Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8, 1999).

10.27 Credit Agreement by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8,
          1999).

10.28 Revolving Note by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8, 1999).

10.29 Swing Line Note by and among UST Delivery Systems, Inc. and General Electric Capital Corporation, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8, 1999).

Exhibit
Number    Description
-------   -----------

10.30 Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8, 1999).

10.31 Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8, 1999).

10.32 Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8,
          1999).

10.33 Intercreditor and Subordination Agreement by and among Bayview Capital Partners LP, UST Delivery Systems, Inc., United Shipping & Technology, Inc. and General Electric Capital Corporation, dated as of September 24, 1999 (incorporated by reference to the Company's Form 8-K, filed October 8, 1999).

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

10.41 Form of Option issued to employees on May 11, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1, 2000).

10.42 Warrant to purchase up to 15,000 shares of Common Stock at a price of $12.925 per share issued by the Company to J. Iver & Company dated April 25, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended April 1, 2000).

Exhibit
Number    Description
-------   -----------

10.43 Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee. Putnam Internet Partners, L.P. for up to a number of shares of Series B Preferred Stock equal to $16,127,220, divided by the exercise price (incorporated by reference to the Company's Form 8-K, filed June 2,
          2000).

10.44 Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to a number of shares of Series B Preferred Stock equal to $13,872,780, divided by the exercise price (incorporated by reference to the Company's Form 8-K, filed June 2, 2000).

10.45 Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 228,469 shares of Common Stock (incorporated by reference to the Company's Form 8-K, filed June 2,
          2000).

10.46 Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to 196,531 shares of Common Stock (incorporated by reference to the Company's Form 8-K, filed June 2, 2000).

10.47 Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 243,468 shares of Series B Preferred Stock (incorporated by reference to the Company's Form 8-K, filed June 2, 2000).

10.48 Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee Putnam Internet Parallel Partners, L.P. for up to 209,433 shares of Series B Preferred Stock (incorporated by reference to the Company's Form 8-K, filed June 2, 2000).

10.49 Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.50 Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.51 Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.52 Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.53 Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

Exhibit
Number    Description
-------   -----------

10.54 Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.55 Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.56 Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.57 Form of Stock Restriction Agreement, entered into as of September 1, 2000 between TH Lee.Putnam Internet Partners, L.P. and each of Peter Lytle, Tim Becker and Michael Harris (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

10.58 Mutual Release and Contract of Settlement, dated June 20, 2000, between Jack D. Ashabranner II, UST Delivery Systems, Inc. and United Shipping & Technology, Inc., as amended on July 31, 2000, whereby Mr. Ashabranner and his counsel, London & Schaeffer, L.L.P. were issued 100,000 shares of the Company's Common Stock in connection with the settlement of certain litigation against Velocity Express, Inc. (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended July 1, 2001).

10.59 Amendment dated January 18, 2001, to Mutual Release and Contract of Settlement, dated June 20, 2000, between Jack D. Ashabranner II, UST Delivery Systems, Inc. and United Shipping & Technology, Inc., as amended on July 31, 2000 (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended December 30, 2000).

10.60 Form of Warrant issued to Bayview Capital Partners LP as of May 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2001).

10.61 Form of Warrant issued to Bayview Capital Partners LP as of July 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2001).

10.62 Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2001).

10.63 Employment Agreement between United Shipping & Technology, Inc. and Peter C. Lytle, Chairman of the Board of Directors and Chief Executive Officer, dated November 5, 1999 (incorporated by reference to the Company's Statement on Form 10-KSB/A for the year ended July 1, 2001).

10.64 Amendment to the Employment Agreement between United Shipping & Technology, Inc. and Peter C. Lytle (incorporated by reference to the Company's Statement on Form 10-KSB/A for the year ended July 1, 2001).

10.65 Employment Agreement between United Shipping & Technology, Inc. and Timothy Becker, dated November 5, 1999 (incorporated by reference to the Company's Statement on Form 10-KSB/A for the year ended July 1,
          2001).

Exhibit
Number    Description
-------   -----------

10.66 Amendment to the Employment Agreement between United Shipping & Technology and Timothy Becker (incorporated by reference to the Company's Statement on Form 10-KSB/A for the year ended July 1, 2001).

10.67 Bridge Loan Agreement dated as of January 4, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed January 9, 2001).

10.68 Convertible Bridge Note for $3,500,000 dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed January 9, 2001).

10.69 Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed January 9, 2001).

10.70 Warrant issued to Michael Harris dated November 2, 2000 for the purchase of 24,930 shares of common stock (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended December 30,
          2000).

10.71 Warrant issued to Craig-Hallum Capital Group dated November 6, 2000 for the purchase of 50,000 shares of common stock (incorporated by reference to the Company's Form 10-QSB for the quarter ended December 30, 2000).

10.72 Supplemental Bridge Loan Agreement dated as of January 31, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's Form 10-QSB for the fiscal quarter ended December 30, 2000).

10.73 Securities Purchase Agreement dated as of March 1, 2001 among the Company and RS Investment Management, Inc. (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

10.74 Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

10.75 Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

10.76 Form of Warrant to purchase shares of Series D. Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

10.77 Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001.

Exhibit
Number    Description
-------   -----------

10.78 Form of Subscription Note issued in connection with the Company's Series F Convertible Preferred Stock financing in July of 2001.

10.79 Form of Warrant to purchase shares of Common Stock used in connection with the Company's Series F Convertible Preferred Stock financing in July of 2001.

10.80 Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser.

21        Subsidiaries.

23.1      Consent of Ernst & Young LLP.

23.2      Consent of Lurie, Besikof, Lapidus & Co., LLP.