Form 10KSB/A
period 2001-06-30
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-10-29
CIK 1002902

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                  FORM 10-KSB/A


                                  -------------

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001


                                  -------------

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


                                  -------------

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

                    DOCUMENTS INCORPORATED BY REFERENCE None


================================================================================

ITEM 9. DIRECTORS AND EXECUTIEVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

       Name          Age                Position
       ----          ---                --------

Vincent A. Wasik      57  Chairman
Jeffry J. Parell      47  Chief Executive Officer and Director
Alex Paluch           45  Director
Timothy Becker        41  Director
James Brown           37  Director
Marlin Rudebusch      55  Director
Douglas Hsieh         32  Director
Peter W. Kooman       46  Director
Mark E. Ties          36  Chief Financial Officer and Treasurer
Wesley C. Fredenburg  50  General Counsel and Secretary
Brad Frederiksen      48  Chief Information Officer
Vic Serri             46  Vice President - Operations of Velocity Express
Sarah Kerrigan        39  Vice President of Human Resources of Velocity Express
Vince Hannigan        42  Vice President and General Counsel of Velocity Express
Tony Sindoni          36  Vice President - Logistics and National Accounts


         Vincent A. Wasik. Mr. Wasik was appointed as the Company's Chairman of the Board in August 2001. In 1995, Mr. Wasik co-founded MCG Global, a private equity firm sponsoring leveraged buyout acquisitions and growth capital investments and has served as Principal of MCG Global since that time. From 1988 to 1991, Mr. Wasik served as Chairman and CEO of National Car Rental System, Inc. From 1980 to 1983, he served as President and CEO of Holland America Line. Mr. Wasik currently serves as an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut.

         Jeffry J. Parell. Mr. Parell was named President and Chief Executive Officer of Velocity Express in October 2000. In January 2001, he was named CEO of the Company. Prior to joining the Company, from August 1998 to December 1999, Mr. Parell served as President of the North American Rental Division, AutoNation, Inc. From August 1997 to August 1998, he served as President of National Car Rental. From 1995 until August 1997, Mr. Parell served as Senior Vice President of National Car Rental.

         Alex Paluch. Mr. Paluch was appointed to the Board of Directors in August 2001. Mr. Paluch is a General Partner at East River Ventures Partnership, an investment firm, focused in part on emerging technology-driven companies. Mr. Paluch currently severs on the board of directors of Equity Enterprises, Inc.

         Timothy G. Becker. Mr. Becker is a director of the Company and until January 2001, was its Executive Vice President Mergers and Acquisitions. From June 1998 to November 2000, Mr. Becker was the Company's Chief Financial Officer and Treasurer. From March 1998 to May 1998, Mr. Becker rendered consulting services to the Company in connection with its strategic restructuring. Between February 1994 and March 1998, Mr. Becker worked as an independent financial workout consultant for his own firm, the Becker Group, Ltd., and during this time Mr. Becker served as Chief Financial Officer of Primo Piatto, Inc. Between February 1992 and February 1994, Mr. Becker was employed as Director of Business Systems for Munsingwear, Inc. Prior to 1992, Mr. Becker was employed as Senior Manager with Ernst & Young LLP's Restructuring and Reorganization Consulting Practice. Mr. Becker has over 16 years of experience with a variety of companies during periods of financial crisis and rapid change along with positioning companies and their balance sheets for sale, merger or acquisitions. Mr. Becker is a Certified Public Accountant and is a past board member of the Minnesota Chapter of Turnaround Management Association. Mr. Becker is currently a member of the board of directors of Pink Business Interiors, Inc.

         James G. Brown. Mr. Brown was elected to the Company's Board in July 2000. Mr. Brown is a founder and Managing Director of TH Lee.Putnam Internet Partners, a $1 billion private equity fund focused exclusively on Internet and eCommerce companies. Previously, from 1995 to 1999, he served as a Senior Vice President and Industry Leader of GE Equity where he was responsible for strategic and financial investments in eCommerce/Internet, consumer services and media/entertainment companies. Prior to joining GE Equity, Mr. Brown worked with Lehman Brothers as a Vice President from 1994 to 1995. Before that, he served at Bain & Co., an international consulting firm, from 1992 to 1994. He began his career in the media industry, serving two years with A.C. Nielsen in research and two years with CBS Television Network in marketing. In addition to the Company, Mr. Brown is a director of HomePoint Corp., FaceTime Communications, Inc., Prescient Markets, RealPulse.com, Inc. and LN Holdings, Inc.

         Marlin Rudebusch. Mr. Rudebusch was elected to the Company's Board in March 1998. Mr. Rudebusch is an independent business consultant. From December 1997 to June 2000, Mr. Rudebusch was the Business Unit Director for Renal Systems division of Minntech Corporation. Between September 1994 and November 1997 he was the Vice President of Marketing of Nutrition Medical and from 1993 to 1994 was Director of Marketing at AudioScience. He served in various sales and marketing management positions at Medtronic, Inc. between 1981 to 1993.

         Douglas Hsieh. Mr. Hsieh was appointed to the Company's Board in January 2001. Mr. Hsieh has been a Principal at TH Lee Putnam Ventures since June 1999. From January 1998 until May 1999, Mr. Hsieh was at GE Equity, focusing on Internet and media-related investments. From 1994 until December 1997, Mr. Hsieh was employed at Lehman Brothers as Assistant Vice President of Strategic Planning. Before that, he was a Financial Analyst with Dillon Read, Inc.

         Peter W. Kooman. Mr. Kooman was elected to the Company's Board in November 1999. Mr. Kooman is a Managing Director of Bayview Capital Group, a private equity firm in Wayzata, Minnesota. Mr. Kooman joined Bayview Capital Group in July 1999. Between April 1990, and June 1999, Mr. Kooman served as Vice President and Chief Investment Officer for Waycrosse, Inc. in Minneapolis, Minnesota. Between 1984 and 1989, Mr. Kooman held various officer positions with First Bank Systems, most recently as Vice President of FBS Merchant Bank. Prior to 1984, Mr. Kooman worked for Fleet Financial Group. Mr. Kooman currently is a member of the board of directors of M.A. Gedney Company, a member of the board of directors of Roadlink USA, and is the chairman of the board of directors of Penn Wheeling Closure.

         Mark E. Ties. Mr. Ties joined the Company in April 2000 as its Vice President of Finance. Mr. Ties is also the Vice President of Finance for Velocity Express. Mr. Ties has more than 13 years of financial experience, of which eight years have been at the executive level in a number of companies in varied industries. Since 1998 and prior to joining the Company, Mr. Ties was a Manager and Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments. From 1994 to 1998 Mr. Ties was the Chief Financial Officer of Progressive Beauty Enterprises, Inc., a regional distribution company. Prior to 1994 Mr. Ties was the corporate controller of MEI Salons, Inc. and prior to that he was a senior auditor for Coopers & Libran LLP. Mr. Ties is a Certified Public Accountant.

         Wesley C. Fredenburg. Mr. Fredenburg was appointed to General Counsel and Secretary in December 2000. Prior to joining the Company from February of 1997 until August 2000, Mr. Fredenburg served as General Counsel for the Automotive Rental Group of AutoNation, Inc.. From December 1995 until February 1997, Mr. Fredenburg served as the General Counsel of National Car Rental Systems, Inc. Prior to that, he was a partner in the law firm of Crowe and Dunlevy.

         Brad Frederiksen. Mr. Frederiksen joined Velocity Express in December 2000 as its Chief Information Officer. In July 2001, he was appointed Chief Information Officer of the Company. Prior to joining the company, Mr. Frederiksen served as Vice President, Information Technology at MedSource Technologies, Inc. Prior to MedSource, Mr. Frederiksen served for three years as CIO and Senior Vice President of Technology for AutoNation Inc. From 1980 until 1997, Mr. Frederiksen held various positions with Pillsbury, advancing to Senior Director, MIS-Supply Chain where he provided MIS support to three of the company's major business lines.

         Vic Serri. Mr. Serri joined Velocity Express in November1998 as its Senior Vice President of Operations. Prior to that, from 1997 to 1998, Mr. Serri served as Senior Vice President with Cemex, a multinational construction materials company. Prior to that from 1995 to 1997, Mr. Serri was General Manger with Tarmac, a multinational construction materials company.

         Sarah Kerrigan. Ms. Kerrigan joined Velocity Express in April 1998 as its Assistant General Counsel. In December 2000, she was named Senior Vice President of Human Resources of Velocity Express. Prior to that, from 1992 to 1998, Ms. Kerrigan worked as an Associate Attorney for the law firm of Gardere Wynne Sewell & Riggs, L.L.P.

         Vince Hannigan. Mr. Hannigan joined Velocity Express in June 1997 as its Assistant general Counsel. In October 1999, he was named Senior Vice President and General Counsel of Velocity Express. Prior to this, from 1988 to 1997, Mr. Hannigan was a member of the law firm of Winstead, Sechrest & Minick P.C. in Houston Texas.

         Tony Sindoni. Mr. Sindoni joined Velocity Express in March 1998 as the General Manager of the Philadelphia location. In July 2001, he was named Vice President--Logistics and National Accounts of Velocity Express. Prior to that, from October 1995 to March 1998, Mr. Sindoni was employed by Pepsi Cola North America as a Territory Development Manager in central Pennsylvania.

         There is no family relationship between directors or executive officers of the Company.

Committees

         The Company has established a Compensation Committee and an Audit Committee. In fiscal 2001, the Compensation Committee consisted James G. Brown, Marlin Rudebusch and Peter W. Kooman. The Compensation Committee reviews and approves the Company's compensation policies and administers its option plans. The Compensation Committee met two times in fiscal 2001.

         The Audit Committee in fiscal 2001 consisted of James G. Brown, Peter
W. Kooman and Ronald G. Olson. Upon Mr. Olson's resignation from the Board, Tim Becker was appointed to the Audit Committee. The Audit Committee is responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's auditors regarding the Company's accounting practices and systems of internal accounting g controls. The audit committee met once in fiscal 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of changes n ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations form reporting persons, the Company believes that during fiscal 2001, its directors and executive officers filed all reports on a timely basis except as follows: Initial Statements of Beneficial Ownership were not timely filed for Messrs. Wasik, Paluch, Hsieh and Brown. One transaction was reported late for each of Messrs. Wasik and Paluch.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years ended June 30, 2001, July 1, 2000, and June 30, 1999, the aggregate compensation paid or accrued with respect to the Company's Chief Executive Officer and up to the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of June 30, 2001 (the "Named Executive Officers"), based upon salary and bonus earned by such executive officers and individuals in fiscal 2001.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                 Long-Term
                                                                               Compensation
                                               Annual Compensation                Awards
                                ---------------------------------------------- ------------
                                                                  Other Annual  Securities    All Other
                                                                  Compensation  Underlying   Compensation
Name and Principal Position      Year      Salary      Bonus          (4)       Options (5)      (6)
---------------------------     -----     ---------  ----------  ------------  ------------  ------------
Jeffry J. Parell(1)              2001     $ 231,228    $      -     $ 2,518       300,000       $     -
    Chief Executive Officer      2000             -           -           -             -             -
                                 1999             -           -           -             -             -

Peter C. Lytle(2)                2001       215,064           -           -        15,000        37,981
    Chief Executive Officer      2000       210,929     105,000           -       525,000             -
                                 1999       100,000           -           -       100,000             -

Timothy G. Becker(3)             2001       135,416           -           -        45,000        94,070
    Executive Vice President     2000       215,929     175,000           -       525,000             -
    Mergers and Acquisitions     1999       100,000           -           -       100,000             -

Mark E. Ties                     2001       170,056           -           -       100,000             -
    Chief Financial Officer      2000        23,702           -           -        40,000             -
    and Treasurer                1999             -           -           -             -             -

Wesley C. Fredenburg             2001       126,689           -           -       100,000             -
    General Counsel              2000             -           -           -             -             -
    and Secretary                1999             -           -           -             -             -

------------------------
(1) Mr. Parell was hired as President and Chief Executive Officer of Velocity on October 16, 2000. He was named Chief Executive Officer of the Company on January 24, 2001.

(2) Mr. Lytle served as Chief Executive Officer of the Company from May 4, 1998 until January 24, 2001.

(3)      Mr. Becker was employed by the Company from May 4, 1998 until January
         2001.

(4)      For 2001, includes $2,518 for Mr. Parell for vehicle allowance.

(5) Represents stock options granted in the years shown with exercise prices equal to or not less than fair market value on the date of grant. No SARs were granted in such years. In 2001, 250,000 options granted to Mr. Parell, 100,000 options granted to Mr. Fredenburg and 125,000 options granted to Mr. Frederiksen were granted outside the Company's 1995 or 2000 Stock Option Plans.

(6) For 2001, includes $37,981 and $94,070 for Messrs. Lytle and Becker, respectively, for the payout of accrued vacation and severance associated with termination of employment during the year.

      The following table sets forth information with respect to stock options granted to the Named Executive Officers in fiscal 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                                                            Potential
                                                                                         Realized Value at
                                        Number of   % of Total                            Assumed Annual
                                        Securities    Options                          Rates of Stock Price
                                        Underlying  Granted to  Exercise                  Appreciation
                                         Options     Employees   or Base                for Option Term(8)
                                         Granted     in Fiscal    Price   Expiration  ----------------------
                 Name                      (#)         Year      ($/Sh)      Date       5% ($)      10% ($)
------------------------------------   -----------  ----------  --------  ----------  ----------  ----------
Jeffry J. Parell(1).................      50,000        3.8%    $ 1.969     1/25/11    $ 61,915    $156,904
Jeffry J. Parell(2).................     250,000       19.1%      3.531    10/16/10     555,157   1,406,876
Peter C. Lytle(3)...................      15,000        1.1%      0.667     5/14/06       2,764       6,108
Timothy Becker(4)...................      15,000        1.1%      1.970     1/10/06       8,164      18,041
Timothy Becker(5)...................      30,000        2.3%      1.030     3/16/06       8,537      18,865
Mark E. Ties(6).....................     100,000        7.6%      2.188     1/28/11     137,602     348,711
Wesley C. Fredenburg(7).............     100,000        7.6%      3.955    11/17/10     248,728     630,325

----------------------------
(1) In January 2001, Mr. Parell was granted an option to purchase 50,000 shares of Common Stock. The option vests fully six months after the date of grant.

(2) In October 2000, Mr. Parell was granted an option outside the plan to purchase 250,000 shares of Common Stock. The option vests ratably over three years from the date of grant.

(3) In May 2001, Mr. Lytle was granted an option from the Director Plan to purchase 15,000 shares of Common Stock. The option vests fully one year from the date of grant.

(4) In January 2001, Mr. Becker was granted an option from the Director Plan to purchase 15,000 shares of Common Stock. The option vests fully one year from the date of grant.

(5) In March 2001, Mr. Becker was granted an option from the Director Plan to purchase 30,000 shares of Common Stock. The option vests fully one year from the date of grant.

(6) In January 2001, Mr. Ties was granted an option to purchase 100,000 shares of Common Stock. The option vests ratably over three years from the date of grant.

(7) In November 2000, Mr. Fredenburg was granted an option outside the plan to purchase 100,000 shares of Common Stock. The option vests ratably over three years from the date of grant.

(8) Potential realizable value is based on the assumption that the price of the common stock appreciates at the rates shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

      The following table sets forth certain information regarding options to purchase shares of the Company's common stock that were held by the Named Executive Officers in fiscal 2001: No such options were exercised during fiscal 2001.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-End Option Values

                                 Number of Shares Underlying     Value of Unexercised
                                    Unexercised Options at      In-the-Money Options at
                                        June 30, 2001                June 30, 2001
                                  --------------------------  --------------------------
              Name                Exercisable  Unexercisable  Exercisable  Unexercisable
-------------------------------   -----------  -------------  -----------  -------------
Jeffry J. Parell(1)............           -        300,000      $      -        $ -
Peter C. Lytle(2)..............     750,000         15,000        22,500          -
Timothy Becker(3)..............     650,000         45,000        22,500          -
Mark E. Ties(4)................      13,360        126,640             -          -
Wesley C. Fredenburg(5)........           -        100,000             -          -

--------------------
(1) Mr. Parell's employment with the Company began in October 2000. In connection therewith, Mr. Parell was granted an option outside the plan to purchase 250,000 share of Common Stock. The option vests ratably over three years from the date of grant. In January 2001, Mr. Parell was granted an option to purchase 50,000 shares of Common Stock. The option vests fully six months after the date of grant.

(2) Mr. Lytle was employed by the Company from May 1998 until May 2001. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Lytle an option to purchase 125,000 shares of Common Stock, which option is fully vested. In October of 1998, Mr. Lytle was also granted an incentive stock option to purchase 100,000 shares of Common Stock. Such option is fully vested. In November 1999, Mr. Lytle was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In June 2000, Mr. Lytle was granted a non-statutory stock option to purchase 450,000 shares of Common Stock. Such option is fully vested. In May 2001, Mr. Lytle's employment with the Company terminated; however, he remained as the Chairman of the Board of Directors. As such, he was granted 15,000 Director options which vest one year from the date of grant.

(3) Mr. Becker was employed by the Company from May 1998 until January 2001. In connection with consulting services rendered to the Company as an independent contractor between March 1998 and the commencement of his employment, the Company granted Mr. Becker an option to purchase 125,000 shares of Common Stock, which option is fully vested. In November 1999, Mr. Becker was granted a non-statutory stock option to purchase 75,000 shares of Common Stock, which option is fully vested. In January 2001, Mr. Becker's employment with the Company terminated; however, he remained as a member of the Board of Directors. As such, he was granted 15,000 Director options which vest one year from the date of grant. Additionally, in March, 2001, Mr. Becker was granted 30,000 from the Director plan. These options vest fully one year from the date of grant.

(4) Mr. Ties' became an executive officer of the Company on June 2, 2000. In June 2000, Mr. Ties was granted an option to purchase 40,000 shares of Common Stock, which option vests ratably over three years. In January 2001, Mr. Ties was granted an option to purchase 100,000 shares of Common Stock. The option vests ratably over three years from the date of grant.

(5) In November 2000, Mr. Fredenburg was granted an option outside the plan to purchase 100,000 shares of Common Stock. The option vests ratably over three years from the date of grant.

                            COMPENSATION OF DIRECTORS

         Cash Compensation. The Company has not paid any cash compensation to a director in his or her capacity as a director and has no present plan to pay directors' fees.

         Director Stock Option Plan. In February 1996, the Company adopted its 1996 Director Stock Option Plan, pursuant to which it automatically awards each outside director an option to purchase 15,000 shares of Common Stock for each year of service as a director. The term of each option granted under the plan is five years and the exercise price per share for stock granted under the plan is 100% of the fair market value per share on the date on which the respective option is granted.



              EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND
                          CHANGE IN CONTROL AGREEMENTS

         The Company has employment contracts and severance agreements in effect with Jeffry J. Parell, its Chief Executive Officer, Mark E. Ties, its Chief Financial Officer and Wesley C. Fredenburg, its General Counsel and Secretary.

         The Company and Mr. Parell are parties to an employment agreement dated October 16, 2000, governing his employment with the Company. The agreement sets forth Mr. Parell's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Parell's employment is voluntary and may be terminated by the company with two months prior written notice, and by Mr. Parell with four months written notice. If the Company terminates Mr. Parell's employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Parell shall receive an amount equal to his base salary per month at the end of each of the eighteen months following the date of his termination. The Company may immediately terminate Mr. Parell's employment for cause upon written notice without any further obligation to Mr. Parell.

         The Company and Mr. Ties are parties to an employment agreement dated June 2001, governing his employment with the Company. The agreement sets forth Mr. Ties' compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Ties' employment is voluntary and may be terminated by the Company or Mr. Ties with or without written notice. If the Company terminates Mr. Ties' employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Ties shall receive an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Ties' employment for cause upon written notice without any further obligation to Mr. Ties.

         The Company and Mr. Fredenburg are parties to an employment agreement dated December 4, 2000, governing his employment with the Company. The agreement sets forth Mr. Fredenburg's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Fredenburg's employment is voluntary and may be terminated by the Company or Mr. Fredenburg with or without written notice. If the Company terminates Mr. Fredenburg's employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Fredenburg shall receive an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Fredenburg's employment for cause upon written notice without any further obligation to Mr. Fredenburg.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the board consists of James G. Brown, Peter Kooman and Marlin Rudebusch. None of these individuals were at any time during fiscal 2001 or at any other time, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as s member of the board or the compensation committee of the Company. Through his position as Managing Director of TH Lee.Putnam Internet Partners, L.P., James G. Brown had relationships with the Company requiring disclosure under Item 404 of SEC Regulation S-K. See "Certain Relationships and Related Party Transactions."

                          COMPENSATION COMMITTEE REPORT

         The following is the report of the compensation committee of the board describing compensation policies and rationales applicable to the Company's executive officers with respect to the compensation paid to such executive officers for the fiscal year ended June 30, 2001. The information contained in the performance graphs shall not be deemed to be "soliciting material' or to be `filed' with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

         Compensation Philosophy. The philosophy of the Company's compensation committee regarding executive compensation is to link executive pay to corporate performance. A significant portion of executive compensation is tied to the Company's success in meeting one or more specified performance goals and to appreciation in the Company's market valuation. The goals of the compensation program are to attract and retain highly talented executives and to motivate them to high levels of performance, recognizing the different impact that various executives have on the achievement of corporate goals.

         The key elements of the executive compensation are generally base salary, annual bonus (dependent on corporate and individual performance) and stock options. The compensation committee approves compensation and pay levels as well as stock option grants to executive officers.

         Base Salaries. Base salaries for executive officers are determined by evaluating the responsibilities of the position and the experience of the individual. Base salaries are reviewed annually, and are adjusted based upon performance contribution, management recommendation and market conditions.

         Bonus. The Company's executive officers are eligible for an annual cash bonus. Individual and corporate performance objectives are established at the beginning of each year, and eligible executives are assigned target bonus levels. The corporate performance measure for bonus payments in 2001 was based on the Company's financial performance in 2001. In the event of poor corporate performance, the Board of Directors may elect not to award cash bonuses.

         Stock Options. The purpose of the Company's stock option plans is to provide an additional incentive to certain employees of the Company to work to maximize stockholder value. Option grants with short-term vesting are used to reward past performance while option grants with long-term vesting are awarded to encourage employees to take into account the long-term interests of the Company, align employees' and stockholders' interests, as well as to create a valuable retention device for key employees. Stock options are typically granted at the time of hire, at the time of promotion or at the time of achievement of a significant corporate objective.

         Compensation of Chief Executive Officer. The compensation of Jeffry Parell in 2001 was approved by the compensation committee. The compensation committee determined the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers. In fiscal 2001, Mr. Parell received options to purchase 300,000 shares at exercise prices equal to the fair market value on the dates of grant.

         Summary. It is the opinion of the compensation committee that the executive compensation policies and programs in effect for the Company's executive officers provide an appropriate level of total remuneration that properly aligns the Company's performance and interests of the Company's stockholders with competitive executive compensation in a balanced and reasonable manner.

                                             COMPENSATION COMMITTEE

                                             James G. Brown
                                             Peter Kooman
                                             Marlin Rudebusch

         Stock Performance Graph

         In accordance with Exchange Act regulations, the following performance graph compares the cumulative total stockholder return on the company's common stock to the cumulative total return on the Nasdaq Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of Consolidated Delivery and Logistics, Inc. and Dynamex. The graph assumes that the value of the investment in the Company's common stock and each index was $100 in May 1996 (the date of the Company's initial public offering) and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

                        [PERFORMANCE GRAPH APPEARS HERE]

                     United
                   Shipping &         S&P
        Year       Technology     SmallCap 600      Nasdaq     Peer Group
       ------      ----------     ------------      ------     ----------

        1996        $ 100.00        $ 100.00       $ 100.00      $ 100.00
        1997           40.00          134.70         121.62         71.66
        1998           26.67          175.33         160.09        112.75
        1999           76.67          215.23         230.30         39.97
        2000          213.33          230.83         340.41         23.64
        2001           15.47          196.60         183.48         17.70

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of October 1, 2001, the Company had issued and outstanding 17,146,399 shares of Common Stock, 2,806,797 shares of Series B Preferred, 2,000,000 shares of Series C Preferred, 1,894,873 shares of Series D Preferred and 641,412 shares of Series F Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of its outstanding voting securities as of October 1, 2001, by (i) each person who is known to the Company to own beneficially more than five percent of each class of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all current executive officers and directors as a group. Beneficial ownership listed in the tables below based on ownership of the Company's convertible preferred shares reflects Common Stock equivalents. Each share of Common Stock is entitled to one vote. As of October 1, 2001, each share of Series B Preferred was convertible into approximately 1.314 shares of Common Stock, each share of Series C Preferred was convertible into approximately 1.279 shares of Common Stock, each share of Series D Preferred was convertible into 10 shares of Common Stock, and each share of Series F Preferred was convertible into 20 shares of Common Stock. Holders of Outstanding Preferred are entitled to one vote for each share of Common Stock issuable upon conversion of the Outstanding Preferred. All convertible preferred shares and a warrant issued to Bayview Capital Partners LP (the "Bayview Warrant") are subject to adjustment to prevent dilution.

         Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is c/o United Shipping & Technology, Inc., 7803 Glenroy Road, Suite 200, Bloomington, Minnesota 55439. To the Company's knowledge, except as indicated in the footnotes to the tables below, the persons named in the tables below have sole voting and investment power with respect to all voting securities. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of October 1, 2001.

                                  Common Stock

                                                               Beneficially     Beneficially
           Name and Address of Beneficial Owner                   Owned          Owned (1)
           ------------------------------------                ------------     ------------
James G. Brown (2)..........................................    19,925,783          53.7%
200 Madison Avenue, Suite 2225, New York NY  10016

TH Lee.Putnam Internet Partners, L.P. (3)(4)................    19,910,783          53.7%
200 Madison Avenue, Suite 2225, New York NY  10016

Douglas Hsieh (5)...........................................    19,910,783          53.7%
200 Madison Avenue, Suite 2225, New York NY  10016

Richard and Mabeth Neslund (6)..............................     5,404,137          26.2%
15210 Wayzata Boulevard, Wayzata, MN  55391

Oscar Capital Management (7)................................     3,904,390          18.8%
666 Fifth Avenue, 34th Floor, New York, NY  10103

HomePoint Corporation (4)(8)................................     3,749,060          17.9%
c/o TenX Venture Partners, LLC
One First Avenue, Suite 100, Conshohocken, PA  19428

RS Investment Management Co. LLC (9)........................     3,388,000          17.2%
338 Market Street, Suite 200, San Francisco, CA  94111

Vincent A. Wasik (10).......................................     2,480,807          12.6%

Alex Paluch (11)............................................     2,073,142          10.8%

East River Ventures II, LP (12).............................     1,974,430          10.3%
645 Madison Avenue, Ste 2200, New York, NY  10022

TenX Venture Partners, LLC (4)(13)..........................     1,858,802           9.8%
One First Avenue, Suite 100, Conshohocken, PA  19428

Peter W. Kooman (14)........................................     1,658,734           8.8%

Bayview Capital Partners LP (15)
641 East Lake Street, Suite 230, Wayzata, MN  55391.........     1,623,869           8.7%

Robert McCullough (16)......................................     1,030,760           5.7%
455 Belvedere, Belvedere, CA  94920

MCG Global (17).............................................     1,000,000           5.5%
One Morningside Drive N., Ste 200, Westport, CT  06880

Rich Schottenfeld (18)......................................       919,032           5.1%
399 Park Avenue, 37th Floor, New York, NY  10022

Peter C. Lytle (19).........................................       873,800           4.9%

Timothy G. Becker (20)......................................       691,668           3.9%

Jeffry J. Parell (21).......................................       184,846           1.1%

Wesley C. Fredenburg (22)...................................        61,027              *

Mark E. Ties (23)...........................................        44,086              *

Marlin Rudebusch (24).......................................        35,000              *

All directors and officers as a group (15 persons) (25).....    27,335,373          61.5%

----------------------------
*        Represents less than 1%.
(1) Percentage of beneficial ownership is based on 17,146,399 shares of Common Stock outstanding as of October 1, 2001. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock are deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. The same shares may be beneficially owned by more than one person.

(2) Includes 15,000 shares issuable pursuant to options and 19,910,783 shares beneficially owned by TH Lee.Putnam Internet Partners, L.P., for which Mr. Brown disclaims beneficial ownership.
(3) Includes: (i) 1,982,879 shares issuable upon conversion of Series B Preferred owned by TH Lee.Putnam Internet Partners, L.P. and 1,705,691 shares issuable upon conversion of Series B Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P.: (ii) 1,391,807 shares issuable upon conversion of Series C Preferred owned by TH Lee.Putnam Internet Partners, L.P., 1,055,549 shares issuable upon conversion of Series C owned by TH Lee.Putnam Internet Parallel Partners, L.P., 78,470 shares issuable upon conversion of Series C Preferred owned by THLi Coinvestment Partners LLC, and 30,193 shares issuable upon conversion of Series C Preferred owned by Blue Star I, LLC; (iii) 449,494 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee.Putnam Internet Partners, L.P., 340,897 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P., 25,435 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by THLi Coinvestment Partners LLC, and 9,658 shares issuable upon the exercise and conversion of warrants to purchase Series C owned by Blue Star I, LLC; (iv) 5,540,490 shares issuable upon conversion of Series D Preferred owned by TH Lee.Putnam Internet Partners, L.P., 4,202,430 shares issuable upon conversion of Series D Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P., 311,370 shares issuable upon conversion of Series D Preferred owned by THLi Coinvestment Partners LLC, and 121,090 shares issuable upon conversion of Series D Preferred owned by Blue Star I, LLC; (v) 1,179,070 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee.Putnam Internet Partners, L.P., 894,210 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P., 66,280 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by THLi Coinvestment Partners LLC, and 25,770 shares issuable upon the exercise of warrants to purchase Series D Preferred owned by Blue Star I, LLC; and (vi) 500,000 shares issuable upon the exercise of warrants to purchase Common Stock issued to the THLi entities. Does not include 228,469 shares issuable upon exercise of warrants to purchase Common Stock owned by TH Lee.Putnam Internet Partners, L.P. and 196,531 shares issuable upon exercise of warrants to purchase Common Stock owned by TH Lee.Putnam Internet Parallel Partners, L.P. (collectively the "Common Warrants"). The Common Warrants become exercisable only in the event and to the extent that 3,000,000 options granted under the Company's 2000 Stock Option Plan are exercised, on a pro rata basis. TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC are affiliates of TH Lee.Putnam.Internet Partners, L.P.
(4) THLi is the largest shareholder of HomePoint Corporation. TenX Venture Partners, LLC has an agreement to provide management services to HomePoint Corporation. A shareholder of THLi is a member of HomePoint Corporation's board of directors.
(5) Consists of shares beneficially owned by TH Lee.Putnam Internet Partners, L.P., for which Mr. Hsieh disclaims beneficial ownership.
(6) Consists of 1,885,567 shares owned directly, 336,770 shares issuable pursuant to warrants and 3,181,800 shares issuable upon conversion of Series F Preferred.
(7) Consists of 251,768 shares owned by Oscar Investment Fund, LP, 117,187 shares issuable upon exercise of warrants and 1,363,620 shares issuable upon conversion of Series F Preferred owned by Oscar Private Equity Investments, L.P., 31,250 shares issuable upon exercise of warrants and 363,620 shares issuable upon conversion of Series F Preferred owned by Oscar Opportunistic Fund, LLC, 15,625 shares issuable upon exercise of warrants and 181,800 shares issuable upon conversion of Series F Preferred owned by Oscar Opportunistic Offshore Fund, Ltd., 93,750 shares issuable upon exercise of warrants and 1,090,900 shares issuable upon conversion of Series F Preferred owned by Oscar Investment Fund, LP and 31,250 shares issuable upon exercise of warrants and 363,620 shares issuable upon conversion of Series F Preferred owned by Oscar Fund (Cayman) Limited. Oscar Investment Fund, LP, Oscar Opportunistic Fund, LLC, Oscar Opportunistic Offshore Fund, Ltd. and Oscar fund (Cayman) Limited are affiliates of Oscar Capital Management.
(8)      Consists of shares issuable upon conversion of Series D Preferred.
(9) Consists of 888,000 shares owned directly and 2,500,000 shares issuable upon conversion of Series D Preferred.
(10) Consists of 117,187 shares issuable upon exercise of warrants, 1,363,620 shares issuable upon conversion of Series F Preferred, and 1,000,000 shares issuable upon exercise of warrants beneficially owned by MCG

         Global.
(11) Consists of 7,812 shares issuable upon exercise of warrants, 90,900 shares issuable upon conversion of Series F Preferred and 1,974,430 shares beneficially owned by East River Ventures II, LP.
(12) Consists of 156,250 shares issuable upon exercise of a warrant and 1,818,180 shares issuable upon conversion of Series F Preferred.
(13) Consists of 608,802 shares issuable upon exercise of a warrant and 1,250,000 shares issuable upon conversion of Series D Preferred.
(14) Consists of 13,514 shares owned directly, 1,351 shares issuable upon exercise of warrants, 20,000 shares issuable upon exercise of options and 1,623,869 shares beneficially owned by Bayview Capital Partners LP.
(15)     Consists of shares issuable upon exercise of the Bayview Warrants.
(16) Consists of 16,000 shares owned directly, 62,500 shares issuable upon exercise of warrants and 727,260 shares issuable upon conversion of Series F Preferred owned by Mr. McCullough and 225,000 shares owned directly by Robert F. McCullough and Barbara C. McCullough as trustees of the McCullough Living Trust.
(17)     Consists of shares issuable upon exercise of warrants.
(18) Consists of 54,687 shares issuable upon exercise of warrants and 636,360 shares issuable upon conversion of Series F Preferred owned by Schottenfeld Qualified Associates, L.P. and 30,560 shares owned directly, 15,625 shares issuable upon exercise of warrants and 181,800 shares issuable upon conversion of warrants owned by CSL Associates, L.P. Schottenfeld Qualified Associates, L.P. and CSL Associates, L.P. are entities affiliated with Mr. Schottenfeld.
(19) Consists of 223,000 shares owned directly, 800 shares owned by children of Mr. Lytle for which he disclaims beneficial ownership, and 650,000 shares issuable upon exercise of options.
(20) Consists of 41,668 shares owned directly and 650,000 shares issuable upon exercise of options.
(21) Consists of 2,000 shares owned directly, 133,500 shares issuable upon exercise of options, 3,906 shares issuable upon exercise of warrants and 45,440 shares issuable upon conversion of Series F Preferred.
(22) Consists of 33,400 shares issuable upon exercise of options, 2,187 shares issuable upon exercise of warrants and 25,440 shares issuable upon conversion of Series F Preferred.
(23) Consists of 649 shares owned directly, 3,437 shares issuable upon exercise of warrants and 40,000 shares issuable upon conversion of Series F Preferred.
(24)     Consists of shares issuable upon exercise of options.
(25) Consists of an aggregate of 57,831 shares of Common Stock, 1,140,920 shares issuable pursuant to presently exercisable options and warrants and 1,627,540 shares issuable upon conversion of Series F Preferred directly owned by directors and officers, 1,623,869 shares beneficially owned by Bayview Capital Partners LP (for which Mr. Kooman disclaims beneficial ownership), 19,910,783 shares beneficially owned by TH Lee.Putnam Internet Partners, L.P. (for which Messrs. Brown and Hsieh disclaim beneficial ownership), 1,974,430 shares beneficially owned by East River Ventures II, LP (for which Mr. Paluch disclaims beneficial ownership) and 1,000,000 shares beneficially owned by MCG Global (for which Mr. Wasik disclaims beneficial ownership).

                            Series B Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial             Percentage
       Name and Address of Beneficial Owner                             Ownership               Owned(1)
       ------------------------------------                             ----------             ----------
TH Lee.Putnam Internet Partners, L.P. (2)..............................  2,806,797               100.0%
200 Madison Avenue, Suite 2225, New York NY  10016

James G. Brown (3).....................................................  2,806,797               100.0%
200 Madison Avenue, Suite 2225, New York NY  10016

Douglas Hsieh (3)......................................................  2,806,797               100.0%
200 Madison Avenue, Suite 2225, New York NY  10016

Vincent A. Wasik.......................................................          -                   0%

Jeffry J. Parell.......................................................          -                   0%

Alex Paluch............................................................          -                   0%

Timothy G. Becker......................................................          -                   0%

Marlin Rudebusch.......................................................          -                   0%

Peter W. Kooman........................................................          -                   0%

Mark E. Ties...........................................................          -                   0%

Wesley C. Fredenburg...................................................          -                   0%

Peter C. Lytle.........................................................          -                   0%

All directors and executive officers as a group (15 persons) (3).......  2,806,797               100.0%

----------
(1) Percentage of beneficial ownership is based on 2,806,797 of Series B Preferred outstanding as of October 1, 2001, which were convertible into an aggregate of 3,688,570 shares of Common Stock. See Common Stock Security Ownership table. The same shares may be beneficially owned by more than one person.
(2) Includes 1,508,861 shares of Series B Preferred owned by TH Lee.Putnam Internet Partners, L.P. and 1,297,936 shares of Series B Preferred owned by TH Lee.Putnam Internet Parallel Partners, L.P. TH Lee.Putnam Internet Parallel Partners is affiliated with TH Lee.Putnam Internet Partners, L.P. Messrs. Brown and Hsieh disclaim beneficial ownership of shares held by the THLi entities.
(3) Consists of shares beneficially owned by TH Lee.Putnam Internet Partners, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.

                            Series C Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial             Percentage
       Name and Address of Beneficial Owner                             Ownership               Owned(1)
       ------------------------------------                             ----------             ----------
TH Lee.Putnam Internet Partners, L.P. (2)..............................  2,825,484               100.0%
200 Madison Avenue, Suite 2225, New York NY  10016

James G. Brown (3).....................................................  2,825,484               100.0%
200 Madison Avenue, Suite 2225, New York NY  10016

Douglas Hsieh (3)......................................................  2,825,484               100.0%
200 Madison Avenue, Suite 2225, New York NY  10016

Vincent A. Wasik.......................................................          -                   0%

Jeffry J. Parell.......................................................          -                   0%

Alex Paluch............................................................          -                   0%

Timothy G. Becker......................................................          -                   0%

Marlin Rudebusch.......................................................          -                   0%

Peter W. Kooman........................................................          -                   0%

Mark E. Ties...........................................................          -                   0%

Wesley C. Fredenburg...................................................          -                   0%

Peter C. Lytle.........................................................          -                   0%

All directors and executive officers as a group (15 persons) (3).......  2,825,484               100.0%

----------
(1) Percentage of beneficial ownership is based on 2,000,000 of Series C Preferred outstanding as of October 1, 2001, which were convertible into an aggregate of 2,556,019 shares of Common Stock. See Common Stock Security Ownership table. The same shares may be beneficially owned by more than one person.
(2) Includes, 1,089,043 shares owned directly by TH Lee.Putnam Internet Partners, L.P., 825,932 shares owned directly by TH Lee.Putnam Internet Parallel Partners, L.P., 61,400 shares owned directly by THLi Coinvestment Partners LLC, and 23,625 shares owned directly by Blue Star I, LLC, 449,494 shares issuable upon the exercise of warrants owned by TH Lee.Putnam Internet Partners, L.P., 340,897 shares issuable upon the exercise of warrants owned by TH Lee.Putnam Internet Parallel Partners, L.P., 25,435 shares issuable upon the exercise of warrants owned by THLi Coinvestment Partners LLC, and 9,658 shares issuable upon the exercise of warrants owned by Blue Star I, LLC, TH Lee.Putnam Internet Parallel Partners, L.P., ThLi Coinvestment Partners LLC and Blue Star I, LLC, are affiliates of TH Lee.Putnam Internet Partners, L.P. Messrs. Brown and Hsieh disclaim beneficial ownership of shares held by the THLi entities.
(3) Consists of shares beneficially owned by TH Lee.Putnam Internet Partners, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.

                            Series D Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial             Percentage
       Name and Address of Beneficial Owner                             Ownership               Owned(1)
       ------------------------------------                             ----------             ----------
TH Lee.Putnam Internet Partners, L.P. (2)..............................  1,234,071                58.4%
200 Madison Avenue, Suite 2225, New York NY  10016

James G. Brown (3).....................................................  1,234,071                58.4%
200 Madison Avenue, Suite 2225, New York NY  10016

Douglas Hsieh (3)......................................................  1,234,071                58.4%
200 Madison Avenue, Suite 2225, New York NY  10016

HomePoint Corporation (4)..............................................    374,906                19.8%
c/o TenX Venture Partners, LLC
One First Avenue, Suite 100, Conshohocken, PA  19428

RS Investment Management, Inc..........................................    250,000                13.2%
200 Madison Avenue, Suite 2225, New York NY  10016

TenX Venture Partners, LLC.............................................    125,000                 6.6%
One First Avenue, Suite 100, Conshohocken, PA  19428

Vincent A. Wasik.......................................................          -                   0%

Jeffry J. Parell.......................................................          -                   0%

Alex Paluch............................................................          -                   0%

Timothy G. Becker......................................................          -                   0%

Marlin Rudebusch.......................................................          -                   0%

Peter W. Kooman........................................................          -                   0%

Mark E. Ties...........................................................          -                   0%

Wesley C. Fredenburg...................................................          -                   0%

Peter C. Lytle.........................................................          -                   0%

All directors and executive officers as a group (15 persons) (3).......  1,234,071                58.4%

----------
(1) Percentage of beneficial ownership is based on 1,894,873 shares of Series D Preferred outstanding as of October 1, 2001, which were convertible into an aggregate of 18,948,730 shares of Common Stock. See Common Stock Security Ownership table. The same shares may be beneficially owned by more than one person.
(2) Includes 554,049 shares owned directly and 117,907 shares issuable upon exercise of warrants owned by TH Lee.Putnam Internet Partners, L.P., 420,243 shares owned directly and 89,421 shares issuable upon exercise of warrants owned by TH Lee.Putnam Internet Parallel Partners, L.P., 31,137 shares owned directly and 6,628 shares issuable upon exercise of warrants owned by THLi Coinvestment Partners LLC and 12,109 shares owned directly and 2,577 shares issuable upon exercise of warrants owned by Blue Star I, LLC. TH Lee.Putnam Interest Parallel Partners, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC are affiliates of TH Lee.Putnam Internet Partners, L.P. Messrs. Brown and Hsieh disclaim beneficial ownership of shares held by the THLi entities.
(3) Consists of shares beneficially owned by the TH Lee.Putnam Internet Partners, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.
(4) THLi is the largest shareholder of HomePoint Corporation. TenX Venture Partners, LLC has an agreement to provide management services to HomePoint Corporation. A shareholder of THLi is a member of HomePoint Corporation's board of directors.

                            Series F Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial             Percentage
       Name and Address of Beneficial Owner                             Ownership               Owned(1)
       ------------------------------------                             ----------             ----------
Oscar Capital Management (2)...........................................    168,178                26.2%
2666 Fifth Avenue, 34th Floor, New York, NY  10103

Richard Neslund........................................................    159,090                24.8%
15210 Wayzata Boulevard, Wayzata, MN  55391

Alex Paluch (3)........................................................     95,454                14.9%

East River Ventures II, LP.............................................     90,909                14.2%
645 Madison Avenue, Ste 2200, New York, NY  10022

Vincent A. Wasik.......................................................     68,181                10.6%

Rich Schottenfeld (4)..................................................     40,908                 6.4%
399 Park Avenue, 37th Floor, New York, NY  10022

Robert McCullough..................................................         36,363                 5.7%
455 Belvedere, Belvedere, CA  94920

Jeffry J. Parell.......................................................      2,272                    *

Mark E. Ties...........................................................      2,000                    *

Wesley C. Fredenburg...................................................      1,272                    *

Peter W. Kooman........................................................          -                   0%

Timothy G. Becker......................................................          -                   0%

Marlin Rudebusch.......................................................          -                   0%

Peter C. Lytle.........................................................          -                   0%

All directors and executive officers as a group (15 persons) (5).......    172,286                26.9%

----------
(1) Percentage of beneficial ownership is based on 641,412 shares of Series F Preferred outstanding as of October 1, 2001, which were convertible into an aggregate of 12,828,240 shares of Common Stock. See Common Stock Security Ownership table. The same shares may be beneficially owned by more than one person.
(2) Consists of 68,181 shares owned by Oscar Private Equity Fund, 54,545 shares owed by Oscar Investment Fund, LP, 18,181 shares owned by Oscar Fund (Layman) Limited, 18,181 shares owned by Oscar Opportunistic Fund, LLC and 9,090 shares owned by Oscar Opportunistic Offshore Fund, Ltd. Oscar Investment Fund, LP, Oscar Opportunistic Fund, LLC, Oscar Opportunistic Offshore Fund, Ltd. and Oscar fund (Cayman) Limited are affiliates of Oscar Capital Management.
(3) Consists 4,545 shares owned directly and 90,909 shares owned by East River Ventures II, LP.
(4) Consists of 31,818 shares held by Schottenfeld Qualified Associate, L.P. and 9,090 shares owned by CSL Associates, L.P.
(5) Consists of 81,377 shares owned directly and 90,909 owned by East River Ventures II, LP for which Mr. Paluch disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Issuance of Bridge Notes, Series D Convertible Preferred and Warrants to THLPV

         In December 2000, the Company's revenue, the timing of billings to customers and collections fell below amounts projected in its operating plan. Lower receivables and collections, together with other operating conditions, including projected negative cash flows in the Company's second fiscal quarter, resulted in a short-term working capital deficit. To meet its working capital requirements, the Company entered into a bridge loan agreement dated January 4, 2001 with entities affiliated with TH Lee Putnam Partners ("THLPV") and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"). Pursuant to the Bridge Loan Agreement, THLPV loaned the Company $3,500,000 on January 4, 2001 and an additional $1,500,000 on January 31, 2001. Mr. James G. Brown, a director of the Company, is a founder and a managing director of TH Lee Putnam Internet Partners, which owns the Company's Series B Preferred and Series C Preferred. Mr. Douglas Hsieh, a director of the Company, is a vice president of THLPV. The Company issued bridge notes to THLPV in the aggregate amount of $5,000,000, which were due and payable on July 4, 2001. The bridge notes were subordinate to the Company's senior indebtedness. Each bridge note carried interest on the unpaid principal amount at an annual percentage rate of 18%. Interest on each of the bridge notes was payable at maturity in immediately available funds or in shares of Series D Preferred. Pursuant to the Bridge Loan Agreement, the Company also issued to THLPV the bridge warrants to purchase an aggregate 216,533 shares of Series D Preferred at a per share purchase price of $0.01. The bridge warrants expire on January 4, 2006.

         Subject to shareholder approval, the bridge notes were convertible at any time into shares of Series D Preferred. On September 5, 2001, the shareholders of the Company approved the bridge notes and their conversion into Series D Preferred. The bridge notes provided that the number of shares of Series D Preferred issuable upon conversion of the bridge notes would equal the principal amount of the notes and all accrued interest thereon divided by the lesser of: (a) the average closing price of common stock as reported by Nasdaq for the five days prior to the conversion, or (b) a price 25% lower than the price per share at which the Series D Preferred, or any voting stock that the Company issued subsequent to issuance of the bridge notes. Upon conversion of the bridge notes the Company issued 1,017,538 shares of Series D Preferred to THLPV at a conversion price of $.55 per share.

Issuance of Series F Convertible Preferred Stock

         Pursuant to Subscription Note Purchase Agreements entered into during July and August 2001 (collectively, the "Series F Note Agreements"), the Company issued subscription notes in the aggregate principal amount of $7,106,500 (collectively, the "Series F Subscription Notes"), to a group of institutional investors and eleven officers of the Company. No interest accrued on the unpaid principal balances of the Series F Subscription Notes. The Series F Subscription Notes were convertible into 646,029 shares of Series F Preferred at a conversion rate of $11.00 per share. On September 5, 2001, the Company's shareholders approved the issuance of Series F Preferred and the principal balance of the Series F Subscription Notes was converted into a number of shares of the Company's Series F Preferred equal to the quotient of the principal being converted divided by $11.00 or 646,029 shares of Series F Preferred. Each share of Series F Preferred is initially convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,109,383 shares of common stock in connection with these sales. The Company sold the Series F Subscription Notes to the following directors, officers and/or beneficial owners of 5% of this class of stock:

                                                         Number of Shares of
         Name of Beneficial Owner                        Series F Preferred
         ------------------------                        -------------------
         Oscar Capital Management ......................      181,814
         Richard Neslund................................      159,090
         East River Ventures II, LP.....................       90,909
         MCG Global, LLC................................       90,907
         Vincent A. Wasik...............................       68,181
         Rich Schottenfeld .............................       40,908
         Robert McCullough..............................       36,363

Series D Convertible Preferred Stock

         Pursuant to the terms of a Securities Purchase Agreement dated March 1, 2001, between the Company and RS Investment Management, Inc., the Company issued 250,000 shares of Series D Preferred to RS Investment Management, Inc. at a purchase price of $8.00 per share, for an aggregate consideration of $2,000,000. The Series D Preferred shares issued to RS Investment Management, Inc. are currently convertible into 2,500,000 shares of the Company's common stock. Each share of Series D Preferred was initially convertible into ten shares of the Company's common stock.

         Pursuant to Stock Purchase Agreements entered into during March and April, 2001 (collectively, the "Series D Note Agreements"), the Company issued a Subscription Note in the principal amount of $2,999,250 to HomePoint Corporation, a subscription note in the principal amount of $1,000,000 to TenX Venture Partners and two subscription notes, each in the principal amount of $500,000 to two foreign investors. Upon approval by the Company's shareholders on September 5, 2001, the principal balance of the Subscription Notes was converted into a number of shares of the Company's Series D Preferred equal to the quotient of the principal being converted divided by $8.00. The principal amount of the Subscription Note issued to HomePoint Corporation was converted into 374,906 shares of Series D Preferred and the principal amount of the Subscription Note issued to TenX Venture Partners was converted into 125,000 shares of Series D Preferred. In addition, the Company sold Series D Preferred, to the following directors, officers and/or beneficial owners of 5% of this class of stock.

                                                           Number of Shares of
         Name of Beneficial Owner                          Series D Preferred
         ------------------------                          -------------------
         TH Lee.Putnam Internet Partners, L.P. ..........       1,017,538
         HomePoint Corporation ..........................         374,906
         RS Investment Management, Inc. .................         250,000
         TenX Venture Partners, LLC .....................         125,000

Contract with MCG Global, LLC

         On May 15, 2001 the Company entered into a Contractor Services Agreement ("CSA") with MCG Global, LLC ("MCG Global"). Vincent A. Wasik, currently a shareholder and Chairman of the Board of the Company, is a owner and principal of MCG Global, although he was neither a shareholder nor Chairman of the Board at the time the CSA was entered into. Under the CSA, MCG Global was retained to provide consulting services in connection with Company's Business, operations, debt structure, vendors and contractual obligations and, in particular with its rights and obligations under that certain Merger Agreement, dated September 24, 1999 between CEX Holdings, Inc., a Colorado corporation ("CEX"), Corporate Express Delivery Systems, Inc., a Delaware corporation, United Shipping & Technology, Inc., a Utah corporation and United Shipping & Technology Acquisition Corp., a Delaware corporation (the "CEX Merger Agreement"). Under the CSA, a retainer of $75,000 per month was paid to MCG Global for two months. Additionally, the Company issued to MCG Global, as a success fee under the CSA, a five-year warrant to purchase 2,000,000 shares of Company's Common Stock. The success fee was earned as a result of MCG Global achieving a settlement of disputes with CEX under the CEX Merger Agreement and improving the Company's balance sheet. In the event Company reports monthly net income before extraordinary items restructuring charges, minority interests and income taxes of 2% for any consecutive three-month period between the execution of this agreement and the first anniversary of the expiration of this agreement, the Company will pay to MCG Global, as an additional success fee, a five-year warrant to purchase 2,000,000 shares of Company's Common Stock.

Contract with MCG-USHP, LLC

         On September 10, 2001 the Company entered into a Contractor Services Agreement ("CSA") with MCG-USHP, LLC ("MCG") under which MCG would provide services in connection with Company's business, centralization of data platforms, cash and lock-box management and consolidation of back office functions. Under the CSA the Company has agreed to pay a retainer of $90,000 for three months' fees, at a monthly charge of $30,000 per month. Additionally, Company has agreed to pay success fees as follows:

                  (a) Upon the Company consolidating lock-boxes, printing outsourced invoices, and utilizing the data processing system for the automatic application of cash, the Company will make an additional incentive payment of $30,000 and issue a five-year warrant to purchase up to 75,500 shares of the Company's common stock.

                  (b) Upon the completion of the consolidation of invoicing, billing, IC commissions, and employee payroll the Company will make an additional incentive payment of $30,000 and issue a five-year warrant to purchase up to 150,000 shares of the Company's common stock.

Issuance of Series C Preferred

         On September 22, 2000, the Company completed a sale of shares of its Series C Convertible Preferred Stock (the "Series C Preferred") and warrants to purchase additional shares of Series C Preferred to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, and Blue Star I, LLC (collectively the "TH Li Funds") under the terms of a Securities Purchase Agreement (the "Series C Agreement") that the Company entered into with the TH Li Funds as of September 1, 2000. Pursuant to the Series C Agreement, the Company sold 2,000,000 shares of its Series C Preferred to the TH Li Funds, at a price of $6.00 per share, for a total purchase price of $12,000,000. The Company also issued the TH Li Funds warrants to purchase a total of 825,484 additional shares of its Series C Preferred for a period of five years at an exercise price of $0.01 per share (the "Series C Warrants"). This investment was structured into two tranches. The first, in the amount of $5,000,000, was made on September 1, 2000 and the second, in the amount of $7,000,000, was completed on September 22, 2000. In exchange for the Series C Warrants, the TH Li Funds canceled the Additional Warrants and the Series B Preferred Warrants, both as described below. The Additional Warrants were canceled on September 1, 2000. The Series B Preferred Warrants were canceled on September 22, 2000.

         The shares of Series C Preferred are convertible into shares of Common Stock (or shares or units of any security into which the Common Stock is changed) at an initial conversion rate of one share of Common Stock for each share of Series F Preferred, subject to adjustment to prevent dilution. The shares of Series C Preferred purchased pursuant to the Series C Agreement were initially convertible into 2,000,000 shares of Company Common Stock.

         The Company also entered into an Amended and Restated Registration Rights Agreement with the TH Li Funds dated as of September 1, 2000 (the "Amended Registration Agreement"). Pursuant to the Amended Registration Agreement, the previous registration rights agreement between the Company and two of the TH Li Funds dated May 31, 2000 was canceled. Under the Amended Registration Agreement, the holders of a majority of (a) the Common Stock issuable upon the conversion of any shares of Series B Preferred and/or Series C Preferred issued or issuable to the TH Li Funds pursuant to the Series B Agreement or Series C Agreement (whether held by the TH Li Funds or any successors or assigns of the TH Li Funds) and (b) any other shares of the Common Stock held by the persons referred to in clause (a) may request up to three long-form registrations of the registrable securities. Each holder of registrable securities may request an unlimited number of short form registrations of its registrable securities. The registrable securities enjoy piggyback registration rights if the Company intends to register its other securities.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on October 29, 2001.

                                      UNITED SHIPPING & TECHNOLOGY, INC.

                                      By /s/ Jeffry J. Parell
                                         --------------------------------------
                                         Jeffry J. Parell
                                         Chief Executive Officer

                                      By /s/ Mark E. Ties
                                         --------------------------------------
                                         Mark E. Ties
                                         Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wesley C. Fredenburg and Mark E. Ties, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
   /s/ Vincent A. Wasik                     Chairman                            October 29, 2001
------------------------------------
Vincent A. Wasik

   /s/ Jeffry J. Parell                     Chief Executive Officer and         October 29, 2001
------------------------------------        Director
Jeffry J. Parell

   /s/ Alex Paluch                          Director                            October 29, 2001
------------------------------------
Alex Paluch

   /s/ Timothy Becker                       Director                            October 29, 2001
------------------------------------
Timothy Becker

   /s/ James Brown                          Director                            October 29, 2001
------------------------------------
James Brown

   /s/ Marlin Rudebusch                     Director                            October 29, 2001
------------------------------------
Marlin Rudebusch

   /s/ Douglas Hsieh                        Director                            October 29, 2001
------------------------------------
Douglas Hsieh

   /s/ Peter W. Kooman                      Director                            October 29, 2001
------------------------------------
Peter W. Kooman

EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

1.1         Agency Agreement dated April 20, 1998 between the Company and R.J.
            Steichen & Co. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

1.2* Private Placement Agency Agreement between BB&T Capital Markets and the Company dated January 17, 2001.

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

10.77* Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001.

Exhibit
Number      Description
-------     -----------

10.78* Form of Subscription Note issued in connection with the Company's Series F Convertible Preferred Stock financing in July of 2001.

10.79* Form of Warrant to purchase shares of Common Stock used in connection with the Company's Series F Convertible Preferred Stock financing in July of 2001.

10.80* Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser.

10.81 Employment Agreement between Velocity Express, Inc. and Jeffry J. Parell dated October 16, 2000.

10.82 Employment Agreement between United Shipping & Technology, Inc. and Mark E. Ties dated June 2001.

10.83 Employment Agreement between United Shipping & Technology, Inc. and Wesley C. Fredenburg dated December 4, 2000.

----------
*  Previously filed.