Form 10-Q
period 2001-09-29
UNITED SHIPPING & TECHNOLOGY INC
filed 2001-11-13
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                                   (Mark One)

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                   ----------


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

                                   ----------





Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X)          NO (_)

As of October 31, 2001, there were 17,146,399 shares of common stock of the registrant issued and outstanding.

================================================================================

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                               SEPTEMBER 29, 2001



                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements (Unaudited)
               Balance Sheets as of September 29, 2001 and June 30, 2001..... 3
               Statements of Operations for the Three Months Ended
                  September 29, 2001 and September 30, 2000.................. 4
               Statement of Shareholders' Deficit............................ 5
               Statements of Cash Flows for the Three Months Ended
                  September 29, 2001 and September 30, 2000.................. 6
               Notes to Consolidated Financial Statements for the Three
                  Months Ended September 29, 2001 and September 30, 2000..... 7

    ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............12

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......17


PART II.     OTHER INFORMATION
     ITEM 1. Legal Proceedings...............................................17
     ITEM 2. Changes in Securities and Use of Proceeds.......................18
     ITEM 3. Defaults Upon Senior Securities.................................19
     ITEM 4. Submission of Matters to a Vote of Security Holders.............20
     ITEM 5. Other Information...............................................22
     ITEM 6. Exhibits and reports on Form 8-K................................22
SIGNATURES...................................................................23
EXHIBIT INDEX................................................................24

PART I.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par value)

                                                           September 29,        June 30,
                                                               2001              2001
                                                           -------------       ---------
                                                            (unaudited)
                                     ASSETS
Current assets:
     Cash                                                    $   1,959       $   2,932
     Accounts receivable, net                                   42,256          47,752
     Accounts receivable - other                                 1,471           1,700
     Prepaid workers' compensation                              15,567          13,024
     Other prepaid expenses                                      2,209           1,735
     Other current assets                                          220             241
                                                             ---------       ---------
         Total current assets                                   63,682          67,384

Property and equipment, net                                      8,436           8,842

Goodwill, net                                                   39,714          80,468
Notes receivable from related party                                182             182
Other assets                                                     1,276           1,499
                                                             ---------       ---------
Total assets                                                 $ 113,290       $ 158,375
                                                             =========       =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Trade accounts payable                                  $  23,841       $  32,600
     Accrued insurance and claims                                9,492           9,601
     Accrued wages and benefits                                  5,467           5,095
     Accrued legal and claims                                    5,032           5,957
     Other accrued liabilities                                   4,754          16,913
     Current portion of long-term debt                              19              27
                                                             ---------       ---------
         Total current liabilities                              48,605          70,193

Long-term debt, less current portion                            32,738          61,242
Accrued insurance and claims                                    13,004          23,111

Redeemable preferred stock and preferred warrants               53,893          35,421

Shareholders' deficit:
     Common stock, $0.004 par value, 150,000 and 75,000
         shares authorized at September 29, 2001 and
         June 30, 2001, respectively;
         17,146 shares issued and outstanding at
         September 29, 2001 and June 30, 2001                       69              69
     Additional paid-in-capital                                 55,910          47,812
     Accumulated deficit                                       (90,823)        (79,409)
     Foreign currency translation                                 (106)            (64)
                                                             ---------       ---------
         Total shareholders' deficit                           (34,950)        (31,592)
                                                             ---------       ---------
         Total liabilities and shareholders' deficit         $ 113,290       $ 158,375
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

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                    Three Months Ended
                                               -----------------------------
                                               September 29,   September 30,
                                                   2001            2000
                                               -------------   -------------

Revenue                                          $  95,788       $ 133,091

Cost of services                                    75,983         104,802
                                                 ---------       ---------
        Gross profit                                19,805          28,289

Operating expenses:
        Occupancy                                    3,517           4,019
        Selling, general and administrative         16,969          29,805
                                                 ---------       ---------
Total operating expenses                            20,486          33,824
                                                 ---------       ---------
Loss from operations                                  (681)         (5,535)

Other income (expense):
        Interest expense                            (5,745)         (1,617)
        Common stock warrant charge                 (1,020)           --
        Other                                           12             (33)
                                                 ---------       ---------
Net loss                                         $  (7,434)      $  (7,185)
                                                 =========       =========

Net loss applicable to common shareholders       $ (11,414)      $  (9,575)
                                                 =========       =========

Basic and diluted net loss per share             $   (0.67)      $   (0.58)
                                                 =========       =========

Basic and diluted weighted average number
        of common shares outstanding                17,146          16,529
                                                 =========       =========

                     The accompanying notes are an integral
                 part of the consolidated financial statements

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Common Stock
                                                           -------------------  Additional                Foreign
                                                                                  Paid-in   Accumulated   Currency
                                                            Shares     Amount     Capital     Deficit    Translation     Total
                                                           --------   --------  ----------  -----------  -----------   ---------
Balance at June 30, 2001                                     17,146   $     69    $ 47,812   $(79,409)      $  (64)    $(31,592)
      Beneficial conversion of Bridge Notes                    --         --         4,120       --           --          4,120
      Beneficial conversion of Subscription notes              --         --         2,700     (2,700)        --           --
      Value of Common Warrants issued
           in connection with sale of Series F Preferred       --         --           258       (258)        --           --
      Accretion of Series B Redeemable Preferred
           Stock to its redemption value                       --         --          --         (190)        --           (190)
      Accretion of Series D Redeemable Preferred
           Stock to its redemption value                       --         --          --          (52)        --            (52)
      Adjustments to Series C and D warrants                   --         --          --         (780)        --           (780)
      Common Stock warrants issued
           for services rendered                               --         --         1,020       --           --          1,020

      Net loss                                                 --         --          --       (7,434)        --         (7,434)
      Foreign currency translation                             --         --          --         --            (42)         (42)
                                                                                                                       --------
      Comprehensive loss                                                                                                 (7,476)
                                                           --------   --------    --------   --------       ------     --------
Balance at September 29, 2001                                17,146   $     69    $ 55,910   $(90,823)      $ (106)    $(34,950)
                                                           ========   ========    ========   ========       ======     ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                Three Months Ended
                                                            ----------------------------
                                                            September 29,  September 30,
                                                                2001           2000
                                                            -------------  -------------
OPERATING ACTIVITIES
        Net loss                                              $ (7,434)      $ (7,185)
        Adjustments to reconcile net loss to net
           cash flows used in operating activities:
            Depreciation                                         1,029          1,324
            Amortization                                           209          1,705
            Equity instruments issued in lieu of
                payment for services received                    1,170           --
            Interest expense on 18% Bridge Notes                 4,716           --
            Other                                                  105            147
            (Gain) loss on retirement of equipment                  (5)            25
        Change in operating assets and liabilities:
            Accounts receivable                                  5,496         (7,380)
            Other current assets                                (2,657)         1,332
            Other assets                                            14            147
            Accounts payable                                      (400)        (1,184)
            Accrued liabilities                                 (3,056)        (7,416)
                                                              --------       --------
               Cash used in operating activities                  (813)       (18,485)

INVESTING ACTIVITIES
        Proceeds from sale of equipment                              5             27
        Purchases of equipment                                    (643)          (704)
        Other                                                      (49)             4
                                                              --------       --------
               Cash used in investing activities                  (687)          (673)

FINANCING ACTIVITIES
        Borrowings under revolving credit agreement, net        (4,067)         4,499
        Payments on acquisition notes                           (2,000)          (523)
        Proceeds from Series F Preferred, net                    6,795           --
        Debt financing costs                                      (201)          --
        Proceeds from issuance of common stock, net               --              994
        Proceeds from issuance of preferred stock, net            --           12,000
                                                              --------       --------
               Cash provided by financing activities               527         16,970
                                                              --------       --------
Net decrease in cash and cash equivalents                         (973)        (2,188)
Cash and cash equivalents, beginning of period                   2,932          3,993
                                                              --------       --------
Cash and cash equivalents, end of period                      $  1,959       $  1,805
                                                              ========       ========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements included herein have been prepared by United Shipping & Technology, Inc. which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 29, 2001, and the results of its operations for the three months ended September 29, 2001, and its cash flows for the three months ended September 29, 2001 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2001, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

         Principles of Consolidation - The consolidated financial statements include the accounts of United Shipping & Technology, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

         Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

         Comprehensive loss - Comprehensive loss was $7.5 million and $7.2 million for the three months ended September 29, 2001 and September 30, 2000, respectively. The difference between net loss and total comprehensive loss related to foreign currency translation adjustments.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


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

                                                                          Three Months Ended
                                                                     -----------------------------
                                                                     September 29,  September 30,
                                                                         2001            2000
                                                                     -------------  --------------
                                                                         (Amounts in thousands,
                                                                         except per share data)
Numerator
        Net loss                                                       $ (7,434)      $ (7,185)
        Beneficial conversion feature                                    (2,700)          --
        Adjustment of Common Warrants issued in connection
            with sale of Series F Preferred to market value                (258)          --
        Accretion of Series B Redeemable Preferred Stock
            to its redemption value                                        (190)           (95)
        Accretion of Series D Redeemable Preferred Stock
            to its redemption value                                         (52)          --
        Adjustment of Preferred Series B Warrants to market value          --           (2,295)
        Adjustment of Preferred Series C Warrants to market value          (130)          --
        Adjustment of Preferred Series D Warrants to market value          (650)          --
                                                                       --------       --------

        Net loss applicable to common shareholders                     $(11,414)      $ (9,575)
                                                                       ========       ========

Denominator for basic and diluted loss per share
        Weighted average shares                                          17,146         16,529
                                                                       ========       ========

Basic and Diluted Loss Per Share                                       $  (0.67)      $  (0.58)
                                                                       ========       ========

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

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


         On August 2, 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity. Under the terms of the settlement regarding the purchase price, the Company was no longer liable for the convertible subordinated note to CEX in the amount of $3.6 million, the long-term subordinated note to CEX of $6.5 million, the short-term subordinated note to CEX of $4.4 million and the accrued interest related to the notes of approximately $2.8 million. Additionally, the purchase price adjustments provide for the discharge of certain pre-acquisition insurance liabilities totaling approximately $13.5 million as well as certain other adjustments which had the impact of reducing specific liabilities by approximately $12.0 million. The purchase price adjustments totaling approximately $42.8 million were recorded as an offset to the goodwill in the Company's first quarter of fiscal 2002. In conjunction with the agreement pertaining to the purchase price adjustments, the Company issued common stock warrants for services rendered by an outside consultant, who subsequently was appointed Chairman of the Board of the Company. The fair value of the warrants amounted to approximately $1.0 million and is included in other expense in the statement of operations.

3.       RESTRUCTURING

         The Company began implementing a multi-faceted restructuring program in March 2001 to allow it to achieve a cost structure to better position itself to achieve profitability in the ever-changing logistics and transportation marketplace. The Company as a result has streamlined and downsized its operations by reducing its workforce and consolidating various locations. In fiscal 2001, the Company took a restructuring charge of $7.1 million consisting of: severance costs in the amount of $2.2 million related to the workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write-off of equipment. As of September 29, 2001, approximately $6.6 million in costs have been charged against the reserve.

4.       LONG-TERM DEBT AND CAPITAL LEASES

         Long-term debt and capital leases consisted of the following:

                                                 September 29,    June 30,
                                                     2001           2001
                                                 -------------    --------
                                                   (Amounts in thousands)

         Revolving note                            $ 28,696       $ 32,763
         Senior subordinated note                     4,004          3,919
         Long-term subordinated note to CEX            --            6,519
         Short-term subordinated note to CEX           --            4,404
         Convertible subordinated note to CEX          --            3,600
         18% Bridge notes                              --            5,000
         Subscription notes                            --            5,000
         Other                                           57             64
                                                   --------       --------
                                                     32,757         61,269
         Less current maturities                        (19)           (27)
                                                   --------       --------
         Total                                     $ 32,738       $ 61,242
                                                   ========       ========

         Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 2.75% (8.75% at September 29, 2001). The Company may elect the rate of LIBOR plus 6% at its discretion from time to time. All amounts advanced are due September 30, 2002. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


         The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $1.0 million at September 29, 2001, and is being amortized over the five-year life of the note.

         In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated.

         Substantially all of the assets and operations of Velocity have been pledged to secure borrowings under the revolving note and the senior subordinated note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenants related to minimum EBITDA. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

5.       EQUITY

         Series F Convertible Preferred Stock - In July 2001, the Company entered into Subscription Note Purchase Agreements whereby the Company issued subscription notes payable February 2, 2002 in the aggregate principal amount of approximately $7.1 million (collectively, the "Series F Subscription Notes"), to a group of institutional investors and executive management of the Company. In September 2001, the Company's shareholders approved the issuance of Series F Preferred, and all of the principal balances of the Series F Subscription Notes were converted into 646,029 shares of Series F Preferred. Each share of Series F Preferred is immediately convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,110,384 shares of common stock in connection with these sales.

         Series D Convertible and Redeemable Preferred Stock - The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. The indebtedness was represented by promissory notes, payable on July 4, 2001, bearing interest at a rate of 18% per annum (the "Bridge Notes"), which were convertible at the option of the lender into 909,090 shares of the Company's Series D Preferred at an exercise price of $5.50 per share upon shareholder approval of the conversion.

         The Company entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the "Subscription Notes"). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million. Each Subscription Note was converted into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred after shareholder approval of the conversion.

         During March 2001, the Company entered into securities purchase agreements in connection with the sale of Series D Preferred. The Company sold 252,429 shares of Series D Preferred at $8.00 per share for approximately $2.0 million.

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


         Each share of Series D Preferred is immediately convertible into ten shares of the Company's common stock. The Series D shares have a mandatory redemption feature that requires the Company to redeem each outstanding share on the redemption date, March 1, 2007, at a price equal to the liquidation value per such share. In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants").

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

         As a result of the conversion of the 18% Bridge Notes into the Company's Series D Preferred, the Company recorded a $4.7 million non-cash interest charge. $880,000 from the 18% Bridge Notes was allocated to the Series D Preferred warrants at the date of shareholder approval in September 2001. The warrants were subsequently marked to market by adjusting the warrant value by $650,000 at September 29, 2001.

         The Company's Series D Preferred that resulted from the conversion of the subscription notes was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $2.7 million and was recognized as a return to the preferred shareholders at the date of shareholder approval in September 2001 since the Series D Preferred was immediately convertible.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               UNITED SHIPPING & TECHNOLOGY, INC. AND SUBSIDIARIES

         In accordance with the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-Q and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions are intended to identify such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-Q should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause results to differ materially from those expressed in or implied by these statements.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-Q is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Use of EBITDA and Cash Net Income

      The Company evaluates operating performance based on several measures, including income (loss) applicable to common shareholders plus interest, non-cash depreciation and amortization, non-cash charges associated with the valuation of the Company's redeemable preferred stock and preferred warrants, and non-cash charges associated with the granting of equity as payment for certain services ("EBITDA") and income (loss) applicable to common shareholders plus non-cash depreciation and amortization, non-cash charges associated with the valuation of the Company's redeemable preferred stock and preferred warrants, and non-cash charges associated with the granting of equity as payment for certain services ("cash net income"). The Company considers EBITDA and cash net income important indicators of the operational strength and performance of its business; however, EBITDA and cash net income are supplemental measures of performance and are not intended to represent measures of performance in accordance with disclosures required by generally accepted accounting principles ("GAAP"). In the first quarter of fiscal 2002, the Company reported positive EBITDA of $569,000 as compared to negative EBITDA of $2.6 million in the first quarter of fiscal 2001, an improvement of $3.1 million or 122%. Also in the first quarter of fiscal 2002, the Company reported cash net loss of $0.4 million as compared to cash net loss of $4.1 million in the first quarter of fiscal 2001, an improvement of $3.7 million. These improvements are the result of the Company's focus on cost containment, back office consolidation, and improvements to the balance sheet which will be discussed in detail below.

                                                                     Three Months Ended
                                                                -----------------------------
                                                                September 29,   September 30,
                                                                    2001            2000
                                                                -------------   -------------
                                                                    (Amounts in thousands,
                                                                    except per share data)
         Revenue                                                  $  95,788       $ 133,091
         Loss from operations                                          (681)         (5,535)
         Net loss applicable to common shareholders                 (11,414)         (9,575)
         EBITDA                                                         569          (2,580)
         Net income cash basis                                         (383)         (4,112)

         Basic and diluted net loss per share - GAAP basis        $   (0.67)      $   (0.58)
         Basic and diluted net loss per share - EBITDA basis      $    0.03       $   (0.16)
         Basic and diluted net loss per share - cash basis        $   (0.02)      $   (0.25)

Historical Results of Operations

Quarter ended September 29, 2001 Compared to Quarter Ended September 30, 2000

         Revenue for the quarter ended September 29, 2001 was in line with management expectations, decreasing $37.3 million or 28.0% to $95.8 million from $133.1 million for the quarter ended September 30, 2000. The decrease in revenue for the quarter ended September 29, 2001 is primarily the result of the loss of revenues from divesture of non-core business operations of approximately $14.0 million over the same quarter last year, the elimination by the Company of $13.6 million of low-margin business through the consolidation of its networks, the closing or consolidation of unprofitable locations of approximately $7.8 million, and $1.9 million due to the overall slowing of the economy and the impact on the Company of the events of September 11th. Revenue by service offering for the quarter was as follows:

         Scheduled services                        53%
         Distribution services                     21%
         Demand services                           21%
         Critical parts services                    5%

         Cost of services for the quarter ended September 29, 2001 was $76 million, a reduction of $28.8 million or 27.5% from $104.8 million for the quarter ended September 30, 2000. As a percentage of revenue, cost of services increased from 78.7% to 79.3% for the quarter ended September 29, 2001. The overall dollar decrease is consistent with the revenue trend discussed above, and is consistent with the expectation of savings as a result of the initiatives begun in fiscal 2001. The increase in cost of services as a percentage of revenue is principally a reflection of the timing of the implementation of various initiatives that were instituted during the last fiscal year. Because the savings in cost of services is a result of the initiatives begun in the second half of fiscal 2001, management believes a more meaningful analysis of the results comes from comparing the results of the first quarter of 2002 to those of the fourth quarter of 2001, where the Company achieved a 1.4 percent improvement in gross profit percentage over the fourth quarter of fiscal 2001. This savings is principally the result of continuing to move towards a variable cost model under which the Company uses owner-operators and independent contractors in greater proportion than employee drivers, as well as insurance and safety initiatives resulting in lower claims and insurance expense.

         Selling, general and administrative ("SG&A") expenses for the quarter ended September 29, 2001 were $17.0 million or 17.7% of revenue, a reduction of $12.8 million or 43.1% as compared with $29.8 million or 22.4 % of revenue for the quarter ended September 30, 2000. The decrease in SG&A for the quarter is a result of the continued efforts by the Company to integrate, through technology, all back office processes into one national platform, as well as its aggressive approach to continued cost cutting of approximately $10.4 million, and the sale of non-core business of $2.4 million. This focus has enabled the company to realize a year-over-year improvement of 4.7 percent as a percent of revenue and a 2.2 percent improvement as a percent of revenue over the fourth quarter of fiscal 2001. The cost reduction initiatives which began in the second half of fiscal 2001 included the flattening of the corporate and regional management structure, the closing and consolidation of unprofitable locations, and the selling of non-core business. The Company also realized additional savings in the first quarter of fiscal 2002 through the centralization of the back office, credit and cash applications, finance, and driver service functions. The Company believes that further savings will be realized as it continues to centralize its billing and invoicing processes, accounts payable and payroll functions.

         As compensation for structuring and finalizing the agreement between the Company and CEX, the Company issued common stock warrants. The fair value of the warrants was approximately $1.0 million and is included in other expense in the statement of operations.

         Interest expense for the quarter ended September 29, 2001 increased $4.1 million to $5.7 million from $1.6 million for the quarter ended September 30, 2000. Included in interest expense for the quarter are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million. Interest expense related to the Company's borrowings decreased $0.6 million over the same quarter in the prior year primarily as a result of lower interest rates and lower borrowings.

         As a result of the foregoing factors, the net loss for the quarter ended September 29, 2001, including one-time non-cash charges relating to equity financing costs of $5.7 million, was $7.4 million, compared with $7.2 million for the same period in fiscal 2001. Had the effect of the one-time charges been excluded, net loss for the quarter ended September 29, 2001 would have been $1.7 million, compared with $7.2 million for the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES:

         Historically, the Company has operated at a loss and has funded its operations through a credit facility with a commercial lender, various private placements of equity and debt, including sales of preferred stock, the issuance of warrants, and various bridge loan agreements.

         Series F Convertible Preferred Stock - In July 2001, the Company entered into Subscription Note Purchase Agreements whereby the Company issued subscription notes payable February 2, 2002 in the aggregate principal amount of approximately $7.1 million (collectively, the "Series F Subscription Notes"), to a group of institutional investors and executive management of the Company. In September 2001, the Company's shareholders approved the issuance of Series F Preferred, and all of the principal balances of the Series F Subscription Notes were converted into 646,029 shares of Series F Preferred. Each share of Series F Preferred is immediately convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,110,384 shares of common stock in connection with these sales.

         Series D Convertible and Redeemable Preferred Stock - The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million on January 4, 2001, and an additional $1.5 million on January 31, 2001. The indebtedness was represented by promissory notes, payable on July 4, 2001, bearing interest at a rate of 18% per annum (the "Bridge Notes"), which were convertible at the option of the lender into 909,090 shares of the Company's Series D Preferred at an exercise price of $5.50 per share of Series D Preferred.

         The Company entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the "Subscription Notes"). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million. Each Subscription Note was converted into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred after shareholder approval of the conversion.

         Each share of Series D Preferred is convertible into ten shares of the Company's common stock. The Series D Preferred shares have a mandatory redemption feature that requires the Company to redeem each outstanding share on the redemption date, March 1, 2007, at a price equal to the liquidation value per such share. In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants").

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

         As a result of the conversion of the 18% Bridge Notes into the Company's Series D Preferred, the Company recorded a $4.7 million non-cash interest charge. $880,000 from the 18% Bridge Notes was allocated to the Series D Preferred warrants at the date of shareholder approval in September 2001. The warrants were subsequently marked to market by adjusting the warrant value by $650,000 at September 29, 2001.

         The Company's Series D Preferred that resulted from the conversion of the subscription notes was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $2.7 million and was recognized as a return to the preferred shareholders at the date of shareholder approval in September 2001 since the Series D Preferred was immediately convertible.

         The principal financing agreements consist of a revolving note and a senior subordinated note. The Company's subsidiary is the borrower on the notes with the Company, and its other subsidiaries, acting as guarantors.

         Borrowings under the revolving note are limited to the lesser of $55 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 2.75% (8.75% at September 29, 2001). The Company may elect the rate of LIBOR plus 6% at its discretion from time to time. All amounts advanced are due September 30, 2002. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement.

         The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $1.0 million at September 29, 2001, and is being amortized over the five-year life of the note.

         In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated.

         Substantially all of the assets and operations of Velocity have been pledged to secure borrowings under the revolving note and the senior subordinated note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenants related to minimum EBITDA. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

         Cash flows from operations -- The Company incurred an operating loss of approximately $0.7 million for the quarter ended September 29, 2001 and has positive working capital of approximately $15.1 million at September 29, 2001. In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity that resulted in an improvement to working capital of approximately $14.9 million. The improvement to working capital over the fourth quarter of fiscal 2001 was approximately $17.9 million.

         As of September 29, 2001, the Company had no outstanding purchase commitments for capital improvements.

         Cash flow used in operations was $0.8 million during the first quarter of fiscal 2002, driven principally by the positive cash flow generated from accounts receivable of $5.5 million offset with negative cash flow from other current assets, accounts payable and miscellaneous accruals of $6.1 million.

         Cash flow used as a result of investing activities was primarily for capital expenditures that amounted to $0.7 million.

         Cash flow generated through financing activities amounted to $0.5 million during the first quarter of 2002. Net proceeds from private placement of Preferred Stock of $6.6 million was the primary source of cash during the quarter. Long-term debt and notes payable resulted in negative cash flow of $6.1 million during the quarter ended September 29, 2001.

         The Company's operating plans include the continued implementation and consolidation activities it had initiated in fiscal 2001 to further improve the operating performance of the Company, as well as specific initiatives to reduce specific cash expenditures related to general and administrative expenses. The Company continues with the cost initiatives already in place, its back office consolidation, and is quickly moving to achieve a variable cost model of service to enable it to generate profitable revenue.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As of September 29, 2001, the Company was not a party to any material legal proceedings.

         The Company is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day delivery services. The Company carries workers' compensation insurance and auto liability coverage for the current policy year. The Company is also named as a defendant in various employment-related lawsuits arising in the ordinary course of business. The Company vigorously defends against all of the foregoing claims.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following describes sales of the Company's securities in the last fiscal quarter without registration under the Securities Act of 1933 (the "Securities Act"):

         Pursuant to Subscription Note Purchase Agreements entered into during July 2001 (collectively, the "Series F Note Agreements"), the Company issued subscription notes in the aggregate principal amount of $7,055,700 (collectively, the "Series F Subscription Notes"), to a group of institutional investors and executive management of the Company. No interest accrued on the unpaid principal balances of the Series F Subscription Notes. On September 5, 2001, the Company's shareholders approved the issuance of Series F Preferred having voting power greater than 20% of the outstanding voting securities of the Company, and all of the principal balance of the Series F Subscription Notes was converted into a number of shares of the Company's Series F Preferred equal to the quotient of the principal being converted divided by $11.00. Subsequent to shareholder approval on September 5, 2001, the principal amount of the Series F Subscription Notes was converted into 641,412 shares of Series F Preferred. Each share of Series F Preferred is convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,102,445 shares of common stock in connection with these sales.

         In December 2000, the Company entered into a bridge loan agreement with TH Lee Putnam Ventures ("THLPV"), and related entities, dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"). Pursuant to the Bridge Loan Agreement, THLPV loaned the Company $3,500,000 on January 4, 2001 and an additional $1,500,000 on January 31, 2001. In connection with the Bridge Loan Agreement, the Company issued bridge notes to THLPV in the aggregate amount of $5,000,000, which were due and payable on July 4, 2001. The bridge notes were subordinate to the Company's senior indebtedness. Each bridge note carried interest on the unpaid principal amount at an annual percentage rate of 18%. Interest on each of the bridge notes was payable at maturity in immediately available funds or in shares of Series D Preferred.

         On September 5, 2001, the shareholders approved the bridge notes and their conversion into Series D Preferred. The bridge notes provided that the number of shares of Series D Preferred issuable upon conversion of the bridge notes would equal the principal value of the bridge notes and all accrued interest divided by the lesser of: (a) the average closing price of common stock as reported by Nasdaq for the five days prior to the conversion, or (b) a price 25% lower than the price per share at which the Series D Preferred, or any voting stock that we issued subsequent to issuance of the bridge notes, was last sold to one or more third party investors. Accordingly, pursuant to the purchase price of the Series D Preferred established in the Series D Preferred purchase agreement, the conversion price of the bridge notes was $0.55 per share, and resulted in the issuance to THLPV of 1,017,538 shares of Series D Preferred, or 10,175,380 shares of common stock upon conversions.

         Pursuant to the Bridge Loan Agreement, the Company also issued to THLPV bridge warrants to purchase an aggregate 216,533 shares of Series D Preferred at a per share purchase price of $0.01. The bridge warrants were issued on January 4, 2001, and expire on January 4, 2006.

         Pursuant to Stock Purchase Agreements entered into during March and April 2001, the Company issued two subscription notes in the total principal amount of $3,999,250 to two institutional investors, and two subscription notes, each in the principal amount of $500,000 to two non-U.S. investors (collectively the "Series D Subscription Notes"). No interest accrued on the unpaid principal balance outstanding on the Series D Subscription Notes. The Company's shareholders approved of the issuance of Series D Preferred having voting power greater than 20% of the Company's outstanding voting securities and all of the principal balance of the Series D Subscription Notes have been converted 624,906 shares of Series D Preferred. Each share of Series D Preferred is convertible into ten shares of common stock.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In September 2001, the Company submitted to its shareholders eleven matters, all of which were approved at a special meeting held on September 5, 2001. The matters and voting thereon were as follows:

1. To amend the certificate of designation of the Company's Series B Convertible Preferred Stock to create a priority upon liquidation in favor of the holders of the Series D Preferred and the Series F Convertible Preferred Stock ("Series F Preferred")

                   For        12,172,390    Abstain               66,900
                   Against       282,497    Broker non-votes   8,191,258

2. To amend the certificate of designation of the Company's Series C Convertible Preferred Stock to create a priority upon liquidation in favor of the holders of the Series D Preferred and the Series F Preferred

                   For        12,173,136    Abstain               67,154
                   Against       281,497    Broker non-votes   8,191,258

3. To amend the certificate of designation of the Company's Series D Convertible Preferred Stock to create a priority upon liquidation in favor of the holders of the Series D Preferred and the Series F Preferred

                   For        12,172,850    Abstain               66,940
                   Against       281,997    Broker non-votes   8,191,258

4. To convert $5.0 million principal amount of Convertible Bridge Notes issued to THLPV in January 2001 into Series D Preferred

                   For        12,232,744    Abstain               67,692
                   Against       221,351    Broker non-votes   8,191,258

5. To issue Warrants to THLPV to purchase an aggregate of 216,533 shares of Series D Preferred

                   For        12,373,954    Abstain               66,893
                   Against        80,940    Broker non-votes   8,191,258

6. To issue up to 2,092,576 shares of Series D Preferred, plus additional shares issuable upon conversion of interest on the Convertible Bridge notes after July 25, 2001, to subscribers for such securities and holders of subscription notes which are convertible into Series D Preferred

                   For        12,307,894    Abstain               63,292
                   Against       150,601    Broker non-votes   8,191,258

7. To issue 534,000 shares of Series F Preferred, and warrants to purchase 917,812 shares of common stock, to subscribers for such securities and holders of subscription notes which are convertible into Series F Preferred

                   For        12,237,514    Abstain               64,585
                   Against       219,688    Broker non-votes   8,191,258

8. To amend the Amended and Restated Articles of Incorporation to increase the number of shares of authorized stock

                   For        12,334,133    Abstain               62,493
                   Against       125,161    Broker non-votes   8,191,258

9. To authorize the Company's Board of Directors to effect a reverse split of the Company's common stock at a later date, at their discretion, at a ratio of one-for-two

                   For        18,950,667    Abstain               66,133
                   Against       343,396    Broker non-votes   1,352,849

10. To authorize the Company's Board of Directors to effect a reverse split of the Company's common stock at a later date, at their discretion, at a ratio of one-for-five

                   For        18,910,183    Abstain               68,547
                   Against       381,466    Broker non-votes   1,352,849

11. To authorize the Company's Board of Directors to effect a reverse split of the Company's common stock at a later date, at their discretion, at a ratio of one-for-eight

                   For        18,693,033    Abstain               75,333
                   Against       591,830    Broker non-votes   1,352,849

ITEM 5.  OTHER INFORMATION.

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits required by Item 601 of Regulation S-K:

                  Reference is made to the Exhibit Index.

         b.       Reports on Form 8-K

                  The Company filed five reports on Form 8-K during the fiscal quarter ended September 29, 2001, as follows:

                  (1) Current Report on Form 8-K filed on July 16, 2001, relating to the announcement that the Company negotiated a settlement with Corporate Express, Inc. which would eliminate approximately $43 million of balance sheet liabilities.

                  (2) Current Report on Form 8-K filed on July 26, 2001, relating to a notice that the Company received from Nasdaq indicating that its securities were subject to delisting from the Nasdaq SmallCap Market.

                  (3) Current Report on Form 8-K Filed on July 30, 2001, relating to the filing of a Certificate of Designation of Preferences and Rights of Series F Convertible Preferred Stock and Articles of Amendment to the Restated Articles of incorporation with the Secretary of State of Utah on July 13, 2001 relating to its Series F Convertible Preferred Stock.

                  (4) Current Report on Form 8-K filed on August 14, 2001, relating to an improvement to its balance sheet by $50 million by way of the completion of a convertible preferred stock private placement financing in excess of $7 million and the closing of a previously announced settlement with Corporate Express, Inc., which eliminated approximately $43 million of balance sheet liabilities.

                  (5) Current report on Form 8-K filed on August 29, 2001 relating to the appointment of Vince Wasik and Alex Paluch to its Board of Directors. In addition, Mr. Wasik was elected as the Chairman of the Board of Directors, replacing Peter Lytle, who retired from the Company's Board of Directors.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plymouth, State of Minnesota on November 13, 2001.


                                        UNITED SHIPPING & TECHNOLOGY, INC.


                                        By  /s/ Jeffry J. Parell
                                            ----------------------------------
                                            JEFFRY J. PARELL
                                            Chief Executive Officer


                                        By  /s/ Mark E. Ties
                                            ----------------------------------
                                            MARK E. TIES
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS


  Exhibit No.     Description
  -----------     -----------

     10.1 Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2, 2001

     10.2 Contractor Services Agreement between United Shipping & Technology, Inc. and MCG Global, LLC dated May 15, 2001

     10.3 Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to MCG Global, LLC dated May 15, 2001

     10.4 Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001