Form 10-Q
period 2001-12-29
VELOCITY EXPRESS CORP
filed 2002-02-11
CIK 1002902

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                 ------------

                                   FORM 10-Q

                                 ------------

                                   (Mark One)

            X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           ---          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

                                 ------------

         ___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______ .

                          Commission File No. 0-28452

                          VELOCITY EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                            0-28452                            87-0355929
(State or other jurisdiction of        (Commission File Number)       (IRS Employer Identification No.)
        incorporation)

7803 Glenroy Road, Suite 200, Minneapolis, Minnesota                 55439
       (Address of Principal Executive Offices)                   (Zip Code)

                                (612) 492-2400
             (Registrant's telephone number, including area code)

                                 ------------

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES (X)  NO (___)

As of January 31, 2002, there were 17,371,399 shares of common stock of the registrant issued and outstanding.

================================================================================

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                               DECEMBER 29, 2001


                                                                                                 Page
                                                                                                 ----
PART I.        FINANCIAL INFORMATION
     ITEM 1.   Consolidated Financial Statements (Unaudited)

                    Balance Sheets as of December 29, 2001 and June 30, 2001.................      3

                    Statements of Operations for the Three and Six Months Ended
                         December 29, 2001 and December 30, 2000.............................      4

                    Statement of Shareholders' Equity for the Six Months Ended
                         December 29, 2001...................................................      5

                    Statements of Cash Flows for the Six Months Ended
                         December 29, 2001 and December 30, 2000.............................      6

                    Notes to Consolidated Financial Statements...............................      7

     ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................     13

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk....................     19

PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings.............................................................     20
     ITEM 2.   Changes in Securities and Use of Proceeds.....................................     21
     ITEM 3.   Defaults Upon Senior Securities...............................................     21
     ITEM 4.   Submission of Matters to a Vote of Security Holders...........................     22
     ITEM 5.   Other Information.............................................................     23
     ITEM 6.   Exhibits and reports on Form 8-K..............................................     23

SIGNATURES...................................................................................     23

PART I.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   (Amounts in thousands, except par value)

                                                                                  December 29,          June 30,
                                                                                      2001                2001
                                                                                --------------       -------------
                                                                                  (unaudited)
                                   ASSETS
Current assets:
  Cash                                                                               $   4,885           $   2,932
  Accounts receivable, net                                                              39,641              47,752
  Accounts receivable - other                                                            1,160               1,700
  Prepaid workers' compensation                                                         12,451              13,024
  Other prepaid expenses                                                                 2,085               1,735
  Other current assets                                                                     187                 241
                                                                                     ---------          ----------
     Total current assets                                                               60,409              67,384

Property and equipment, net                                                              9,229               8,842

Goodwill, net                                                                           42,830              80,468
Notes receivable                                                                           182                 182
Other assets                                                                             1,425               1,499
                                                                                     ---------          ----------
Total assets                                                                         $ 114,075           $ 158,375
                                                                                     =========          ==========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                             $  21,479           $  32,600
  Accrued insurance and claims                                                           9,308               9,601
  Accrued wages and benefits                                                             3,362               5,095
  Accrued legal and claims                                                               4,999               5,957
  Other accrued liabilities                                                              5,174              16,913
  Current portion of long-term debt                                                         13                  27
                                                                                     ---------          ----------
     Total current liabilities                                                          44,335              70,193

Long-term debt, less current portion                                                    34,030              61,242
Accrued insurance and claims                                                            11,945              23,111

Redeemable preferred stock                                                                   -              35,421

Shareholders' equity:
  Preferred stock, $0.004 par value, 50,000
     shares authorized at December 29, 2001
         Series B Convertible Preferred, 2,807 shares issued and outstanding            24,304                   -
         Series C Convertible Preferred, 2,000 shares issued and outstanding            13,600                   -
         Series C Warrants, 825 warrants outstanding                                     4,100                   -
         Series D Convertible Preferred, 1,895 shares issued and outstanding            11,327                   -
         Series D Warrants, 217 warrants outstanding                                     3,500                   -
         Series F Convertible Preferred, 1,073 shares issued and outstanding            11,603                   -

  Common stock, $0.004 par value, 150,000 shares authorized 17,271 and 17,146 shares issued and outstanding at
     December 29, 2001 and June 30, 2001, respectively                                      69                  69
  Stock subscription receivable                                                            (87)                  -
  Additional paid-in-capital                                                            55,959              47,812
  Accumulated deficit                                                                 (100,495)            (79,409)
  Foreign currency translation                                                            (115)                (64)
                                                                                     ---------          ----------
     Total shareholders' equity                                                         23,765             (31,592)
                                                                                     ---------          ----------
     Total liabilities and shareholders' equity                                      $ 114,075           $ 158,375
                                                                                     =========          ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)


                                                        Three Months Ended          Six Months Ended
                                                   -------------------------     ---------------------------
                                                   December 29,   December 30,    December 29,   December 30,
                                                       2001            2000             2001           2000
                                                   -----------    -----------    ------------    -----------
Revenue                                              $ 84,415      $ 119,719        $ 180,203      $ 252,810

Cost of services                                       65,128         96,170          141,111        200,970
                                                   -----------    -----------    ------------    -----------
        Gross profit                                   19,287         23,549           39,092         51,840

Operating expenses:
        Occupancy                                       3,312          3,981            6,829          7,999
        Selling, general and administrative            15,675         25,625           32,644         55,433
                                                   -----------    -----------    ------------    -----------
Total operating expenses                               18,987         29,606           39,473         63,432
                                                   -----------    -----------    ------------    -----------
Income (loss) from operations                             300         (6,057)            (381)       (11,592)

Other income (expense):
        Interest expense                               (5,202)        (1,722)         (10,947)        (3,339)
        Common stock warrant charge                         -              -           (1,020)             -
        Other                                           1,128           (173)           1,140           (206)
                                                   -----------    -----------    ------------    -----------
Net loss                                             $ (3,774)     $  (7,952)       $ (11,208)     $ (15,137)
                                                   ===========    ===========    ============    ===========

Net loss applicable to common shareholders           $ (9,672)     $  (7,461)       $ (21,086)     $ (17,036)
                                                   ===========    ===========    ============    ===========

Basic and diluted net loss per share                 $  (0.56)     $   (0.45)       $   (1.23)     $   (1.03)
                                                   ===========    ===========    ============    ===========
Basic and diluted weighted average number
        of common shares outstanding                   17,190         16,635           17,168         16,582
                                                   ===========    ===========    ============   ============

  The accompanying notes are an integral part of the consolidated financial statements

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)
                            (Amounts in thousands)


                                                                       Series B             Series C           Series D
                                                                   Preferred Stock       Preferred Stock    Preferred Stock
                                                                  ------------------    ----------------    ---------------
                                                                   Shares   Amount      Shares    Amount    Shares  Amount
                                                                  -------  -------      ------   --------   ------  ------
Balance at June 30, 2001                                               -    $      -        -   $      -        -  $     -

      Beneficial conversion of Bridge Notes                            -           -        -          -        -        -
      Beneficial conversion of Subscription notes                      -           -        -          -        -        -
      Value of Common Warrants issued
            in connection with sale of Series F Preferred              -           -        -          -        -        -
      Accretion of Series B Redeemable Preferred
            Stock to its redemption value                              -           -        -          -        -        -
      Accretion of Series D Redeemable Preferred
            Stock to its redemption value                              -           -        -          -        -        -
      Adjustments to Series C and D warrants to fair value             -           -        -          -        -        -
      Reclassification of Preferred instruments to
            Shareholders' Equity after redemption right waivers    2,807      24,304    2,000     13,600    1,895   11,327
      Payments against stock subscription receivable                   -           -        -          -        -        -
      Common Stock warrants issued
            for services rendered                                      -           -        -          -        -        -
      Stock option exercises                                           -           -        -          -        -        -

      Net loss                                                         -           -        -          -        -        -
      Foreign currency translation                                     -           -        -          -        -        -

      Comprehensive loss                                         -------   ---------   ------  --------   -------  -------
Balance at December 29, 2001                                       2,807    $ 24,304    2,000   $ 13,600    1,895  $11,327
                                                                  =======  =========    =====   ========   ======  =======
                                                                        Series F         Preferred Stock
                                                                      Preferred Stock        Warrants       Common Stock
                                                                ------------------------ ---------------  ----------------
                                                                   Shares      Amount     Shares  Amount    Shares   Amount
                                                                ------------  ----------  ------  ------    ------   ------
Balance at June 30, 2001                                                   -    $      -       -  $    -    17,146  $   69

      Beneficial conversion of Bridge Notes                                -           -       -       -         -       -
      Beneficial conversion of Subscription notes                          -           -       -       -         -       -
      Value of Common Warrants issued
            in connection with sale of Series F Preferred                  -           -       -       -         -       -
      Accretion of Series B Redeemable Preferred
            Stock to its redemption value                                  -           -       -       -         -       -
      Accretion of Series D Redeemable Preferred
            Stock to its redemption value                                  -           -       -       -         -       -
      Adjustments to Series C and D warrants to fair value                 -           -       -       -         -       -
      Reclassification of Preferred instruments to
            Shareholders' Equity after redemption right waivers        1,073      11,603   1,042   7,600         -       -
      Payments against stock subscription receivable                       -           -       -       -         -       -
      Common Stock warrants issued
            for services rendered                                          -           -       -       -         -       -
      Stock option exercises                                               -           -       -       -       125       -

      Net loss                                                             -           -       -       -         -       -
      Foreign currency translation                                         -           -       -       -         -       -

      Comprehensive loss                                          ----------  ----------  ------  ------  --------  ------
Balance at December 29, 2001                                           1,073    $ 11,603   1,042  $7,600    17,271  $   69
                                                                  ==========   =========   =====  ======  ========  ======


                                                                   Stock        Additional                  Foreign

                                                                Subscription      Paid-in   Accumulated    Currency
                                                                  Receivable      Capital      Deficit    Translation   Total
                                                               ------------    -----------  -----------   ------------  ------
Balance at June 30, 2001                                         $       -       $ 47,812   $ (79,409)      $    (64)  $(31,592)

      Beneficial conversion of Bridge Notes                              -          4,120           -              -      4,120
      Beneficial conversion of Subscription notes                        -          2,700      (2,700)             -          -
      Value of Common Warrants issued
            in connection with sale of Series F Preferred                -            258        (258)             -          -
      Accretion of Series B Redeemable Preferred
            Stock to its redemption value                                -              -        (348)             -       (348)
      Accretion of Series D Redeemable Preferred
            Stock to its redemption value                                -              -        (182)             -       (182)
      Adjustments to Series C and D warrants to fair value               -              -      (6,390)             -     (6,390)
      Reclassification of Preferred instruments to
            Shareholders' Equity after redemption right waivers        (90)             -           -              -     68,344
      Payments against stock subscription receivable                     3              -           -              -          3
      Common Stock warrants issued
            for services rendered                                        -          1,020           -              -      1,020
      Stock option exercises                                             -             49           -              -         49

      Net loss                                                           -              -     (11,208)             -    (11,208)
      Foreign currency translation                                       -              -           -            (51)       (51)
                                                                                                                       --------
      Comprehensive loss                                                                                                (11,259)
                                                                  --------     ----------   ---------       --------   --------
Balance at December 29, 2001                                      $    (87)      $ 55,959   $(100,495)      $   (115)   $23,765
                                                                  ========     ==========   =========       ========   ========

  The accompanying notes are an integral part of the consolidated financial statements

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                    Six Months Ended
                                                           ------------------------------------
                                                             December 29,       December 30,
                                                                 2001               2000
                                                           -----------------  -----------------
OPERATING ACTIVITIES
        Net loss                                                  $(11,208)         $(15,137)
        Adjustments to reconcile net loss to net
           cash flows used in operating activities:
            Depreciation                                             1,898             2,527
            Amortization                                               417             3,546
            Equity instruments issued in lieu of
                payment for services received                        1,170                --
            Non cash interest expense                                8,716                --
            Other                                                      209               314
            Gain on sale of assets                                  (1,064)               --
            (Gain) loss on retirement of equipment                     (85)               55
        Change in operating assets and liabilities:
            Accounts receivable                                      6,428             5,004
            Other current assets                                      (411)            2,317
            Other assets                                               (22)              326
            Accounts payable                                        (1,936)           (1,560)
            Accrued liabilities                                     (6,963)          (20,411)
                                                                  --------          --------
               Cash used in operating activities                    (2,851)          (23,019)

INVESTING ACTIVITIES
        Proceeds from sale of assets                                 1,187                --
        Purchases of equipment                                      (2,423)           (1,647)
        Other                                                          (65)               81
                                                                  --------          --------

               Cash used in investing activities                    (1,301)           (1,566)

FINANCING ACTIVITIES
 (Repayments) borrowings under revolving credit
   agreement, net                                                   (2,859)           12,141
 Payments on acquisition notes                                      (2,000)           (1,621)
 Proceeds from issuance of preferred stock, net                     11,342            12,000
 Debt financing costs                                                 (427)               --
 Proceeds from issuance of common stock, net                            49               498
                                                                  --------          --------
        Cash provided by financing activities                        6,105            23,018
                                                                  --------          --------

Net increase (decrease) in cash and cash equivalents                 1,953            (1,567)

Cash and cash equivalents, beginning of period                       2,932             3,993
                                                                  --------          --------
Cash and cash equivalents, end of period                          $  4,885          $  2,426
                                                                  ========          ========

  The accompanying notes are an integral part of the consolidated financial statements.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements included herein have been prepared by Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 29, 2001, and the results of its operations for the three and six months ended December 29, 2001, and its cash flows for the six months ended December 29, 2001 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2001, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

     REINCORPORATION - On December 18, 2001, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into its wholly-owned Delaware subsidiary, Velocity Express Corporation. The merger was effective as of January 4, 2002 at which time United Shipping & Technology, Inc. ceased to exist as a separate corporate entity, and all of its assets and liabilities became the assets and liabilities of Velocity Express Corporation. The name of the Company was changed to Velocity Express Corporation.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

     COMPREHENSIVE LOSS - Comprehensive loss was $11.3 million and $15.2 million for the six months ended December 29, 2001 and December 30, 2000, respectively. The difference between net loss and total comprehensive loss related to foreign currency translation adjustments.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

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

                                                                      Three Months Ended                 Six Months Ended
                                                                 -----------------------------      -----------------------------
                                                                 December 29,     December 30,      December 29,     December 30,
                                                                     2001            2000              2001             2000
                                                                 ------------     ------------      ------------     ------------
                                                                           (Amounts in thousands, except per share data)
Numerator
   Net loss                                                      $    (3,774)     $    (7,952)      $   (11,208)     $   (15,137)
   Beneficial conversion feature                                           -                -            (2,700)               -
   Adjustment of Common Warrants issued in connection
        with sale of Series F Preferred to market value                    -                -              (258)               -
   Accretion of Series B Redeemable Preferred Stock
        to its redemption value                                         (158)            (189)             (348)            (284)
   Accretion of Series D Redeemable Preferred Stock
        to its redemption value                                         (130)               -              (182)               -
   Adjustment of Preferred Series B Warrants to market value               -                -                 -           (2,295)
   Adjustment of Preferred Series C Warrants to market value          (3,640)             680            (3,770)             680
   Adjustment of Preferred Series D Warrants to market value          (1,970)               -            (2,620)               -
                                                                 -----------      -----------       -----------      -----------

   Net loss applicable to common shareholders                    $    (9,672)     $    (7,461)      $   (21,086)     $   (17,036)
                                                                 ===========      ===========       ===========      ===========

Denominator for basic and diluted loss per share
   Weighted average shares                                            17,190           16,635            17,168           16,582
                                                                 ===========      ===========       ===========      ===========

Basic and diluted loss per share                                 $     (0.56)     $     (0.45)      $     (1.23)     $     (1.03)
                                                                 ===========      ===========       ===========      ===========

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

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

     On August 2, 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity. Under the terms of the settlement regarding the purchase price, the Company was no longer liable for the convertible subordinated note to CEX in the amount of $3.6 million, the long-term subordinated note to CEX of $6.5 million, the short-term subordinated note to CEX of $4.4 million and the accrued interest related to the notes of approximately $2.8 million. Additionally, the purchase price adjustments provide for the discharge of certain pre-acquisition insurance liabilities totaling approximately $13.5 million as well as certain other adjustments which had the impact of reducing specific liabilities by approximately $12.0 million. The purchase price adjustments totaling approximately $42.8 million were recorded as an offset to the goodwill in the Company's first quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company finalized all purchase price adjustments associated with the amendment to the merger agreement resulting in a reduction in the previously reported adjustment to goodwill of approximately $3.1 million. In conjunction with the agreement pertaining to the purchase price adjustments, the Company issued common stock warrants for services rendered by an outside consultant, who subsequently was appointed Chairman of the Board of the Company. The fair value of the warrants amounted to approximately $1.0 million and is included in other expense in the statement of operations.

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

     Effective July 1, 2001, the Company elected to early-adopt the new rules on accounting for goodwill and other intangible assets. The Company has performed its initial assessment and has determined that there is no impairment of goodwill at December 29, 2001. Operating results for the six months ended December 29, 2001 do not reflect approximately $3.0 million of amortization as a result of the adoption of SFAS No. 142 and the application of the nonamortization provisions of the statement.

3.   RESTRUCTURING

     In fiscal 2001, the Company took a restructuring charge of $7.1 million consisting of: severance costs in the amount of $2.2 million related to the workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write-off of equipment. As of December 29, 2001, approximately $6.8 million in costs have been charged against the reserve.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

4.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases consisted of the following:

                                               December 29,         June 30,
                                                   2001               2001
                                               ------------       ------------
                                                   (Amounts in thousands)

     Revolving note                            $     29,904       $     32,763
     Senior subordinated note                         4,089              3,919
     Long-term subordinated note to CEX                   -              6,519
     Short-term subordinated note to CEX                  -              4,404
     Convertible subordinated note to CEX                 -              3,600
     18% Bridge notes                                     -              5,000
     Subscription notes                                   -              5,000
     Other                                               50                 64
                                               ------------       ------------

                                                     34,043             61,269
     Less current maturities                            (13)               (27)
                                               ------------       ------------

     Total                                     $     34,030       $     61,242
                                               ============       ============

     Borrowings under the revolving note were limited to the lesser of $55 million or an amount based on a defined portion of receivables. Interest was payable monthly at a rate of prime plus 2.75% (7.5% at December 29, 2001). In January 2002, the Company entered into a new revolving credit facility with Fleet Capital Corporation which replaced the credit facility with the former lender, GE Capital. The new facility allows borrowings up to the lesser of $40 million or a defined portion of receivables. Eligible receivables under the new facility are more broadly defined and therefore allow the Company to increase its liquidity and maximize its borrowing capacity. Further, the $40 million facility will reduce payments required for unused amounts of the total commitment as the Company will be able to use a greater percentage of the new facility than it would have under the former facility. Interest is payable monthly at a rate of prime plus 1.25% or LIBOR plus 3.0% for the first year, with the ability to lower these margins by 0.50% over the remainder of the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the new facility is two years, ending January 2004, with an option to renew the facility for a third year.

     The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $0.9 million at December 29, 2001, and is being amortized over the five-year life of the note.

     In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated.

     Substantially all of the assets and operations of Velocity have been pledged to secure borrowings under the revolving note and the senior subordinated note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenant ratios related to interest coverage and fixed charge coverage. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                  (Unaudited)
--------------------------------------------------------------------------------

   In exchange for a long-term guarantee to provide additional collateral support under the Revolving Credit Facility, the Company agreed to compensate its largest investor by reducing the conversion prices of the Series B and Series C Preferred. In conjunction with the conversion price amendment, the Company incurred a charge of $4.0 million which was recorded as interest expense.

5. PREFERRED STOCK AND EQUITY

   Series F Convertible Preferred Stock - During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.6 million. Each share of Series F Preferred is immediately convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,812,434 shares of common stock in connection with these sales.

   Series D Convertible And Redeemable Preferred Stock - During fiscal 2001, the Company entered into a Bridge Loan Agreement where the Company received approximately $5.0 million which was convertible into 909,090 shares of the Company's Series D Preferred. Interest charges related to the Bridge Loan were approximately $0.6 million convertible into 108,448 shares of Series D Preferred. In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants"). Also in fiscal 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million.

   During fiscal 2002 at a special shareholders' meeting, the Company's shareholders approved the conversion of the notes into shares of Series D Preferred, resulting in the issuance of 1,642,444 shares of Series D Preferred. Each share of Series D Preferred is immediately convertible into ten shares of the Company's common stock. As a result of the conversion, the Company recorded a $4.7 million non-cash interest charge.

   The Company's Series D Preferred that resulted from the conversion of the subscription notes was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $2.7 million and was recognized as a return to the preferred shareholders at the date of shareholder approval since the Series D Preferred was immediately convertible.

   Preferred Warrants - Adjustments of the Series C and Series D warrants to their market values at December 14, 2001 were $3.6 million and $2.0 million, respectively, resulting in carrying amounts of $4.1 million and $3.5 million, respectively, at December 29, 2001.

   In December 2001, the Company reached agreements with the holders of each series of its Preferred stock pursuant to which such holders waived their rights to the cash redemption features of their respective series of Preferred stock. These waivers allowed the Company to reclassify the Preferred stock into shareholders' equity.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                  (Unaudited)
--------------------------------------------------------------------------------

   The following table summarizes the activity of the Preferred Stock instruments prior to their classification to Shareholders' Equity:

                                                                   Series B               Series C                   Series D
                                                                Preferred Stock        Preferred Stock           Preferred Stock
                                                              --------------------   --------------------      -------------------
                                                              Shares     Amount      Shares      Amount        Shares      Amount
                                                              ------   -----------   ------     ---------      ------    ---------
Balance at June 30, 2001                                       2,807     $ 21,556     2,000     $ 12,000          252    $  1,535
 Conversion of Bridge and Subscription Notes
    into Series D Preferred                                        -            -         -            -        1,643      10,490
 Value of Preferred Warrants issued
    in connection with issuance of Series D Preferred              -            -         -            -            -        (880)
 Net proceeds from sale of Series F Preferred                      -            -         -            -            -           -
 Accretion of Series B Redeemable Preferred
    Stock to its redemption value                                  -          348         -            -            -           -
 Accretion of Series D Redeemable Preferred
    Stock to its redemption value                                  -            -         -            -            -         182
 Adjustments to Series C and D warrants to fair value              -            -         -            -            -           -
 Conversion right change for collateral guarantee                  -        2,400         -        1,600            -           -
 Reclassification of Preferred instruments to
    Shareholders' Equity after redemption right waivers       (2,807)     (24,304)   (2,000)     (13,600)      (1,895)    (11,327)
                                                              ------   ----------    ------     --------       ------    --------
Balance at December 29, 2001                                       -      $     -         -     $      -            -    $      -
                                                              ======   ==========    ======     ========       ======    ========

                                                                         Series F              Preferred Stock
                                                                     Preferred Stock               Warrants
                                                                 ----------------------     ----------------------
                                                                  Shares        Amount       Shares        Amount        Total
                                                                 --------      --------     --------      --------     ---------
Balance at June 30, 2001                                               -       $      -         825       $   330      $ 35,421
 Conversion of Bridge and Subscription Notes
    into Series D Preferred                                            -              -         217             -        10,490
 Value of Preferred Warrants issued
    in connection with issuance of Series D Preferred                  -              -           -           880             -
 Net proceeds from sale of Series F Preferred                      1,073         11,603           -             -        11,603
 Accretion of Series B Redeemable Preferred
    Stock to its redemption value                                      -              -           -             -           348
 Accretion of Series D Redeemable Preferred
    Stock to its redemption value                                      -              -           -             -           182
 Adjustments to Series C and D warrants to fair value                  -              -           -         6,390         6,390
 Conversion right change for collateral guarantee                      -              -           -             -         4,000
 Reclassification of Preferred instruments to
    Shareholders' Equity after redemption right waivers           (1,073)       (11,603)     (1,042)       (7,600)      (68,434)
                                                                 -------       --------     -------       -------      --------
Balance at December 29, 2001                                           -       $      -           -       $     -      $      -
                                                                 =======       ========     =======       =======      ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

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

Use Of EBITDA and Cash Net Income

   The Company evaluates operating performance based on several measures, including income (loss) applicable to common shareholders plus interest, non-cash depreciation and amortization, non-cash charges associated with the valuation of the Company's redeemable preferred stock and preferred warrants, and non-cash charges associated with the granting of equity as payment for certain services ("EBITDA") and income (loss) applicable to common shareholders plus non-cash interest, non-cash depreciation and amortization, non-cash charges associated with the valuation of the Company's redeemable preferred stock and preferred warrants, and non-cash charges associated with the granting of equity as payment for certain services ("cash net income"). The Company considers EBITDA and cash net income important indicators of the operational strength and performance of its business; however, EBITDA and cash net income are supplemental measures of performance and are not intended to represent measures of performance in accordance with disclosures required by generally accepted accounting principles ("GAAP").

   In the second quarter of fiscal 2002, the Company reported positive EBITDA of $2.6 million as compared to negative EBITDA of $3.1 million in the second quarter of fiscal 2001, an improvement of $5.7 million. Also in the second quarter of fiscal 2002, the Company reported cash net income of $1.8 million as compared to cash net loss of $4.8 million in the second quarter of fiscal 2001, an improvement of $6.6 million. Further, for the six months ended December 29, 2001, the Company reported positive EBITDA of $3.1 million as compared to negative EBITDA of $5.7 million for the same period in fiscal 2001. The Company also reported cash net income for the first half of fiscal 2002 of $1.4 million as compared to cash net loss of $8.9 million in the same period last year, an improvement of $10.3 million. These improvements are the result of the Company's focus on cost containment, back office consolidation, and improvements to the balance sheet which will be discussed in detail below.

                                                        Three Months Ended         Six Months Ended
                                                     -------------------------  ------------------------
                                                     December 29,  December 30, December 29, December 30,
                                                         2001         2000         2001        2000
                                                     -----------   -----------  ----------  -----------
                                                       (Amounts in thousands, except per share data)
Revenue                                               $ 84,415    $ 119,719     $ 180,203   $  252,810
Income (loss) from operations                              300       (6,057)         (381)     (11,592)
Net loss applicable to common shareholders              (9,672)      (7,461)      (21,086)     (17,036)
EBITDA                                                   2,575       (3,115)        3,144       (5,695)
Net income (loss) cash basis                             1,801       (4,751)        1,419       (8,863)

Basic and diluted net loss per share - GAAP basis     $  (0.56)   $   (0.45)    $   (1.23)  $    (1.03)

Basic net income (loss) per share - EBITDA basis          0.15        (0.19)         0.18        (0.34)
Diluted net income (loss) per share - EBITDA basis        0.03        (0.19)         0.05        (0.34)

Basic net income (loss) per share - cash basis            0.10        (0.29)         0.08        (0.53)
Diluted net income (loss) per share - cash basis          0.02        (0.29)         0.02        (0.53)

Historical Results of Operations

   Revenue for the quarter ended December 29, 2001 decreased $35.3 million or 29.5% to $84.4 million from $119.7 million for the quarter ended December 30, 2000. The decrease in revenue for the quarter ended December 29, 2001 is primarily the result of the loss of revenues from divesture of non-core business operations of approximately $9.0 million over the same quarter last year, the elimination by the Company of $16.6 million of low-margin business, and the closing or consolidation of unprofitable locations of approximately $9.7 million.

   Revenue for the six months ended December 29, 2001 decreased $72.6 million or 28.7% to $180.2 million from $252.8 million for the six months ended December 30, 2000. The decrease in revenue for the six months ended December 29, 2001 is primarily the result of the loss of revenues from divesture of non-core business operations of approximately $23.0 million over the same period last year, the elimination by the Company of $32.1 million of low-margin business, and the closing or consolidation of unprofitable locations of approximately $17.5 million. Revenue by service offering for the six months ended December 29, 2001 was as follows:

   Scheduled services       53%
   Distribution services    21%
   Demand services          21%
   Critical parts services   5%

   Cost of services for the quarter ended December 29, 2001 was $65.1 million, a reduction of $31.1 million or 32.3% from $96.2 million for the quarter ended December 30, 2000. Cost of services improved 3.1 percentage points as our costs as a percentage of revenue decreased from 80.3% to 77.2% for the quarter ended December 29, 2001. Approximately $28.0 million of the savings in cost of services correlates to the reduced revenue described above and approximately $3.1 million relates to efficiencies gained as the Company continues to move to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. The improvement in the gross margin percentage was due to a 1.1 percentage point improvement in insurance expense resulting from focus on numerous safety initiatives and a 2.0 percentage point improvement in overall driver and vehicle related costs resulting from moving towards a variable cost structure. Further, these improvements were consistent with management's expectations given the various initiatives that were implemented during the quarter. Cost of services as a percentage of revenue also improved 2.1 percentage points when comparing the results of the second quarter of 2002 to those of the first quarter of 2002, led by a 1.6 percentage point improvement in insurance expense resulting from focus on numerous safety initiatives.

   Cost of services for the six months ended December 29, 2001 was $141.1 million, a reduction of $59.9 million or 29.8% from $201.0 million for the six months ended December 30, 2000. Cost of services improved 1.2 percentage points as our costs as a percentage of revenue decreased from 79.5% to 78.3% for the six months ended December 29, 2001. Approximately $57.7 million of the savings in cost of services relates to the lost revenue described above and approximately $2.2 million relates to the Company's continued efforts of moving to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. The improvement in the gross margin percentage was due to a 0.2 percentage point improvement in insurance expense resulting from focus on numerous safety initiatives and a 1.0 percentage point improvement in overall driver and vehicle-related costs resulting from the Company's continued efforts of moving to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers.

   Selling, general and administrative ("SG&A") expenses for the quarter ended December 29, 2001 were $15.7 million or 18.6% of revenue, a reduction of $9.9 million or 38.7% as compared with $25.6 million or 21.4% of revenue for the quarter ended December 30, 2000. The decrease in SG&A for the quarter is a result of integrating, through technology, all back office processes into one national platform of approximately $7.0 million, the sale of non-core business of $1.3 million, and the impact of implementing SFAS No. 142 Goodwill and Other Intangible Assets, whereby the Company no longer amortizes its goodwill resulting in savings of $1.6 million in amortization. This focus has enabled the Company to realize a year-over-year improvement of 2.8 percentage points.
In the second quarter of fiscal 2002, the Company also realized an improvement of $1.3 million over the first quarter of fiscal 2002 through the centralization of the back office, credit and cash applications, finance, and driver service functions.

   SG&A expenses for the six months ended December 29, 2001 were $32.6 million or 18.1% of revenue, a reduction of $22.8 million or 41.1% as compared with $55.4 million or 21.9% of revenue for the six months ended December 30, 2000. The decrease in SG&A for the first half is a result of integrating, through technology, all back office processes into one national platform of approximately $15.9 million, the sale of non-core business of $3.8 million, and amortization savings of $3.1 million. The cost reduction initiatives which began in the second half of fiscal 2001 included the flattening of the corporate and regional management structure, the closing and consolidation of unprofitable locations, and the selling of non-core business. The Company believes that further savings will be realized as it continues to enhance its back office processes.

   As compensation for structuring and finalizing the agreement between the Company and CEX, the Company issued common stock warrants in the first quarter of fiscal 2002. The fair value of the warrants was approximately $1.0 million and is included in other expense in the statement of operations.

   Occupancy charges for the quarter ended December 29, 2001 were $3.3 million, a reduction of $0.7 million or 16.8% from $4.0 million for the quarter ended December 30, 2000. Occupancy charges for the six months ended December 29, 2001 were $6.8 million, a reduction of $1.2 million or 14.6% from $8.0 million for the six months ended December 30, 2000. The improvement for the quarter and the first half is due to divestitures and closing of non-core businesses, the consolidation of operating locations, and the closure of the former corporate headquarters in Houston, Texas.

   Interest expense for the quarter ended December 29, 2001 increased $3.5 million to $5.2 million from $1.7 million for the quarter ended December 30, 2000. Included in interest expense for the quarter is a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company's revolving credit facility. Exclusive of this charge, interest expense related to the Company's borrowings decreased $0.5 million over the same quarter in the prior year as a result of lower interest rates.

   Interest expense for the six months ended December 29, 2001 increased $7.6 million to $10.9 million from $3.3 million for the six months ended December 30, 2000. Included in interest expense for the period are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million as well as a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company's revolving credit facility. Interest expense related to the Company's borrowings remained flat over the same period in the prior year primarily as a result of lower interest rates and slightly higher average borrowings.

   As a result of the foregoing factors, the net loss for the quarter ended December 29, 2001 was $3.8 million, compared with $8.0 million for the same period in fiscal 2001, an improvement of $4.2 million or 52.5%. Had the effect of one-time non-cash charges relating to equity financing costs of $4.0 million been excluded, net income for the quarter ended December 29, 2001 would have been $0.2 million, compared with a loss of $8.0 million for the same period in fiscal 2001, which would have been an improvement of $8.2 million.

   Net loss applicable to common shareholders was $9.7 million for the quarter ended December 29, 2001 as compared with $7.5 million for the quarter ended December 30, 2000. The difference between net loss applicable to common shareholders and net loss was $5.9 million, comprised of non-cash mark to market adjustments associated with adjusting the preferred instruments to their fair values prior to their reclassification to equity.

   The net loss for the six months ended December 29, 2001 was $11.2 million, compared with $15.1 million for the same period in fiscal 2001, an improvement of $3.9 million or 25.8%. Had the effect of one-time non-cash charges relating to equity financing costs of $9.7 million been excluded, net loss for the quarter ended December 29, 2001 would have been $1.5 million, compared with $15.1 million for the same period in fiscal 2001, which would have been an improvement of $13.6 million.

   Net loss applicable to common shareholders was $21.1 million for the six months ended December 29, 2001 as compared with $17.0 million for the quarter ended December 30, 2000. The difference between net loss applicable to common shareholders and net loss was $9.9 million, comprised of non-cash mark to market adjustments of $7.2 million associated with adjusting the preferred instruments to their fair values and a non-cash charge of $2.7 million associated with the beneficial conversion of subscription notes to Series D Preferred.

LIQUIDITY AND CAPITAL RESOURCES:

   Historically, the Company has operated at a loss and has funded its operations through a credit facility with a commercial lender, various private placements of equity and debt, including sales of preferred stock, and various bridge loan agreements.

   Series F Convertible Preferred Stock - During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.6 million. Each share of Series F Preferred is immediately convertible into twenty shares of the Company's common stock. The Company also issued warrants to purchase 1,812,434 shares of common stock in connection with these sales.

   Series D Convertible and Redeemable Preferred Stock - During fiscal 2001, the Company entered into a Bridge Loan Agreement where the Company received approximately $5.0 million which was convertible into 909,090 shares of the Company's Series D Preferred. Interest charges related to the Bridge Loan were approximately $0.6 million convertible into 108,448 shares of Series D Preferred. In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the "Bridge Warrants"). Also in fiscal 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million.

   During fiscal 2002 at a special shareholders' meeting, the Company's shareholders approved the conversion of the notes into shares of Series D Preferred, resulting in the issuance of 1,642,444 shares of Series D Preferred. Each share of Series D Preferred is immediately convertible into ten shares of the Company's common stock. As a result of the conversion, the Company recorded a $4.7 million non-cash interest charge.

   The Company's Series D Preferred that resulted from the conversion of the subscription notes was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $2.7 million and was recognized as a return to the preferred shareholders at the date of shareholder approval since the Series D Preferred was immediately convertible.

   Preferred Warrants - Adjustments of the Series C and Series D warrants to their market values at December 14, 2001 were $3.6 million and $2.0 million, respectively, resulting in carrying amounts of $4.1 million and $3.5 million, respectively, at December 29, 2001.

   In December 2001, the Company reached agreements with the holders of each series of its Preferred stock pursuant to which such holders waived their rights to the cash redemption features of their respective series of Preferred stock. These waivers allowed the Company to reclassify the Preferred stock into shareholders' equity.

   The principal financing agreements consist of a revolving note and a senior subordinated note. The Company's subsidiary is the borrower on the notes with the Company, and its other subsidiaries, acting as guarantors.

   Borrowings under the revolving note were limited to the lesser of $55 million or an amount based on a defined portion of receivables. Interest was payable monthly at a rate of prime plus 2.75% (7.5% at December 29, 2001). In January 2002, the Company entered into a new revolving credit facility with Fleet Capital Corporation which replaced the credit facility with the former lender, GE Capital. The new facility allows borrowings up to the lesser of $40 million or a defined portion of receivables. Eligible receivables under the new facility are more broadly defined and therefore allow the Company to increase its liquidity and maximize its borrowing capacity. Further, the $40 million facility will reduce payments required for unused amounts of the total commitment as the Company will be able to use a greater percentage of the new facility than it would have under the former facility. Interest is payable monthly at a rate of prime plus 1.25% or LIBOR plus 3.0% for the first year, with the ability to lower these margins by 0.50% over the remainder of the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the new facility is two years, ending January 2004, with an option to renew the facility for a third year.

   The senior subordinated note has interest payable quarterly at 12% and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $0.9 million at December 29, 2001, and is being amortized over the five-year life of the note.

   In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated.

   Substantially all of the assets and operations of Velocity have been pledged to secure borrowings under the revolving note and the senior subordinated note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain certain financial covenant ratios related to interest coverage and fixed charge coverage. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

   In exchange for a long-term guarantee to provide additional collateral support under the Revolving Credit Facility, the Company agreed to compensate its largest investor by reducing the conversion prices of the Series B and Series C Preferred. In conjunction with the conversion price amendment, the Company incurred a charge of $4.0 million which was recorded as interest expense.

   Cash flows from operations -- The Company incurred an operating loss of approximately $0.4 million for the six months ended December 29, 2001 and has positive working capital of approximately $16.1 million at December 29, 2001. In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity that resulted in an improvement to working capital of approximately $14.9 million. The improvement to working capital in the first half of fiscal 2002 was approximately $18.9 million.

   As of December 29, 2001, the Company had no outstanding purchase commitments for capital improvements.

   Cash flow used in operations was $2.9 million during the first half of fiscal 2002, driven principally by the positive cash flow generated from accounts receivable of $6.4 million offset with negative cash flow from accounts payable, other current assets and miscellaneous accruals of $9.3 million.

   Cash flow used as a result of investing activities was $1.3 million and was primarily the result of capital expenditures of $2.4 million offset by proceeds from the sale of assets of $1.2 million.

   Cash flow generated through financing activities amounted to $6.1 million during the first half of 2002. Net proceeds from private placement of Preferred Stock of $11.3 million was the primary source of cash during the first half of fiscal 2002. Long-term debt and notes payable resulted in negative cash flow of $5.3 million during the six months ended December 29, 2001.

   The Company's operating plan includes the continued implementation and consolidation activities it had initiated in fiscal 2001 to further improve the operating performance of the Company, as well as specific initiatives in 2002 to reduce specific cash expenditures related to general and administrative expenses. The Company expects to meet its financial projections for this fiscal year and to continue to secure, if necessary, additional financing from its lenders or through issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

   As of December 29, 2001, the Company was not a party to any material legal proceedings.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   The following describes sales of the Company's securities in the last fiscal quarter without registration under the Securities Act of 1933 (the "Securities Act"):

   Series F Preferred - During November 2002, the Company issued 431,340 shares of Series F Preferred to accredited investors along with warrants to purchase 709,992 shares of common stock. Proceeds from the sale of the Series F were approximately $4.7 million. Each share of Series F Preferred is immediately convertible into twenty shares of the Company's common stock.

   In December 2001, the Company reached agreements with the holders of each series of its Preferred stock pursuant to which such holders waived their rights to the cash redemption features of their respective series of Preferred stock. These waivers allowed the Company to reclassify the Preferred stock from mezzanine debt into shareholders' equity.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   In December 2001, the Company submitted to its shareholders four matters, all of which were approved at the annual meeting held on December 18, 2001. The matters and voting thereon were as follows:

   1. To consider and vote upon the proposed change in the Company's state of incorporation from Utah to Delaware

          For            43,278,394     Abstain                   4,902

          Against            65,350     Broker non-votes              0

   2. To elect nine directors for the ensuing year and until their successors are elected and duly qualified.

                                                        Withhold
                                       For              Authority
                                       ---              ---------

          Jeffry J. Parell          43,302,254             46,292
          Vincent Wasik             43,302,254             46,292
          Timothy G. Becker         43,174,754            173,792
          Alex Paluch               43,302,254             46,292
          Peter W. Kooman           25,452,425         17,896,121
          Douglas Hsieh             43,302,254             46,292
          William S. Cohen          43,297,254             51,292
          Jack Kemp                 43,297,254             51,292
          James Brown                3,688,570                  -

   3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 29, 2002.

          For            41,013,716     Abstain                   5,311

          Against            19,900     Broker non-votes              0

   4. To consider and vote upon amendments to the Company's 2000 Stock Option Plan, including an amendment to increase the number of shares for which options may be granted from 3.5 million to 8.5 million shares.

          For            40,011,915     Abstain                 320,411

          Against           706,601     Broker non-votes              0

ITEM 5.  OTHER INFORMATION.

   Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   a.  Exhibits required by Item 601 of Regulation S-K:

       Not Applicable

   b.  Reports on Form 8-K

       The Company filed one report on Form 8-K during the fiscal quarter ended December 29, 2001, as follows:

          (1) Current Report on Form 8-K filed on December 14, 2001, relating that in December 2001, the Company reached agreements with the holders of at least two-thirds of the outstanding shares of each series of its preferred stock whereby the preferred shareholders would waive their rights with respect to the cash redemption features of their respective preferred stock. These agreements allow the Company to reclassify the preferred stock from mezzanine debt into shareholders' equity.


                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 11, 2002.

                         VELOCITY EXPRESS CORPORATION.



                           By /s/ Jeffry J. Parell
                              -----------------------------
                              Jeffry J. Parell
                              Chief Executive Officer


                           By /s/ Mark E. Ties
                              -----------------------------
                              Mark E. Ties
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)