Form 10-Q
period 2002-03-30
VELOCITY EXPRESS CORP
filed 2002-05-03
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                                   (Mark One)

                  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                -----    SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 30, 2002

                 ___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______.

                           Commission File No. 0-28452


                          VELOCITY EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                        0-28452              87-0355929
(State or other jurisdiction of   (Commission File Number)     (IRS Employer
        incorporation)                                       Identification No.)


           7803 Glenroy Road, Suite 200, Minneapolis, Minnesota    55439
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

                             YES (X)          NO (___)

As of May 1, 2002, there were 3,662,603 shares of common stock of the registrant issued and outstanding.

================================================================================

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 30, 2002


                                                                                                  Page
                                                                                                  ----
PART I.      FINANCIAL INFORMATION
    ITEM 1.  Consolidated Financial Statements (Unaudited)
                   Balance Sheets as of March 30, 2002 and June 30, 2001.........................  3
                   Statements of Operations for the Three and Nine Months Ended
                      March 30, 2002 and March 31, 2001..........................................  4
                   Statement of Shareholders' Equity for the Nine Months Ended
                      March 30, 2002.............................................................  5
                   Statements of Cash Flows for the Nine Months Ended
                      March 30, 2002 and March 31, 2001..........................................  6
                   Notes to Consolidated Financial Statements....................................  7

    ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................  12

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........................  17


PART II.     OTHER INFORMATION
    ITEM 1.  Legal Proceedings...................................................................  17
    ITEM 2.  Changes in Securities and Use of Proceeds...........................................  18
    ITEM 3.  Defaults Upon Senior Securities.....................................................  18
    ITEM 4.  Submission of Matters to a Vote of Security Holders.................................  18
    ITEM 5.  Other Information...................................................................  19
    ITEM 6.  Exhibits and reports on Form 8-K....................................................  19

SIGNATURES.......................................................................................  19

EXHIBIT INDEX....................................................................................  20

PART I.
                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par value)

                                                                                   March 30,    June 30,
                                                                                     2002         2001
                                                                                   ---------    ---------
                                                                                  (unaudited)
                                     ASSETS
Current assets:
     Cash                                                                          $   3,523    $   2,932
     Accounts receivable, net                                                         41,753       47,752
     Accounts receivable - other                                                       1,677        1,700
     Prepaid workers' compensation                                                    11,805       13,024
     Other prepaid expenses                                                            1,534        1,735
     Other current assets                                                                205          241
                                                                                   ---------    ---------
         Total current assets                                                         60,497       67,384

Property and equipment, net                                                            9,553        8,842

Goodwill, net                                                                         42,830       80,468
Notes receivable                                                                        --            182
Other assets                                                                           2,550        1,499
                                                                                   ---------    ---------
Total assets                                                                       $ 115,430    $ 158,375
                                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                        $  22,418    $  32,600
     Accrued insurance and claims                                                      8,101        9,601
     Accrued wages and benefits                                                        4,003        5,095
     Accrued legal and claims                                                          4,599        5,957
     Other accrued liabilities                                                         4,807       16,913
     Current portion of long-term debt                                                     7           27
                                                                                   ---------    ---------
         Total current liabilities                                                    43,935       70,193

Long-term debt, less current portion                                                  37,563       61,242
Accrued insurance and claims                                                          10,200       23,111

Redeemable preferred stock                                                              --         35,421

Shareholders' equity:
     Preferred stock, $0.004 par value, 50,000
         shares authorized at March 30, 2002
             Series B Convertible Preferred, 2,807 shares issued and outstanding      24,304         --
             Series C Convertible Preferred, 2,000 shares issued and outstanding      13,600         --
             Series C Warrants, 825 warrants outstanding                               4,100         --
             Series D Convertible Preferred, 1,893 shares issued and outstanding      11,308         --
             Series D Warrants, 217 warrants outstanding                               3,500         --
             Series F Convertible Preferred, 1,068 shares issued and outstanding      11,528         --

     Common stock, $0.004 par value, 150,000 shares authorized 3,503 and 3,429 shares issued and outstanding at March 30, 2002 and June 30, 2001,
         respectively                                                                     14           14
     Stock subscription receivable                                                       (43)        --
     Additional paid-in-capital                                                       56,229       47,867
     Accumulated deficit                                                            (100,675)     (79,409)
     Foreign currency translation                                                       (133)         (64)
                                                                                   ---------    ---------
         Total shareholders' equity                                                   23,732      (31,592)
                                                                                   ---------    ---------
         Total liabilities and shareholders' equity                                $ 115,430    $ 158,375
                                                                                   =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                Three Months Ended        Nine Months Ended
                                              ----------------------    ----------------------
                                              March 30,    March 31,    March 30,    March 31,
                                                2002         2001         2002         2001
                                              ---------    ---------    ---------    ---------
Revenue                                       $  81,539    $ 112,214    $ 261,742    $ 365,024

Cost of services                                 62,296       90,473      203,407      291,443
                                              ---------    ---------    ---------    ---------

        Gross profit                             19,243       21,741       58,335       73,581

Operating expenses:
        Occupancy                                 3,207        3,776       10,036       11,775
        Selling, general and administrative      15,424       23,713       48,068       79,146
        Restructuring charge                       --          4,425         --          4,425
                                              ---------    ---------    ---------    ---------

Total operating expenses                         18,631       31,914       58,104       95,346
                                              ---------    ---------    ---------    ---------

Income (loss) from operations                       612      (10,173)         231      (21,765)

Other income (expense):
        Interest expense                           (838)      (1,428)     (11,785)      (4,767)
        Common stock warrant charge                --           --         (1,020)        --
        Other                                        46           59        1,186         (147)
                                              ---------    ---------    ---------    ---------

Net loss                                      $    (180)   $ (11,542)   $ (11,388)   $ (26,679)
                                              =========    =========    =========    =========

Net loss applicable to common shareholders    $    (180)   $ (11,672)   $ (21,266)   $ (28,709)
                                              =========    =========    =========    =========

Basic and diluted net loss per share          $   (0.05)   $   (3.51)   $   (6.16)   $   (8.64)
                                              =========    =========    =========    =========

Basic and diluted weighted average number
        of common shares outstanding              3,483        3,329        3,450        3,321
                                              =========    =========    =========    =========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Amounts in thousands)

                                                                 Series B                Series C                 Series D
                                                             Preferred Stock          Preferred Stock          Preferred Stock
                                                            ------------------        ----------------        -----------------
                                                            Shares      Amount        Shares    Amount        Shares    Amount
                                                            ------      ------        ------    ------        ------    ------
Balance at June 30, 2001                                       --      $    --          --     $    --          --      $    --
      Beneficial conversion of Bridge Notes                    --           --          --          --          --           --
      Beneficial conversion of Subscription notes              --           --          --          --          --           --
      Value of Common Warrants issued
        in connection with sale of Series F Preferred          --           --          --          --          --           --
      Accretion of Series B Redeemable Preferred
        Stock to its redemption value                          --           --          --          --          --           --
      Accretion of Series D Redeemable Preferred
        Stock to its redemption value                          --           --          --          --          --           --
      Adjustments to Series C and D warrants to fair value     --           --          --          --          --           --
      Reclassification of Preferred instruments to
        Shareholders' Equity after redemption right waivers   2,807       24,304       2,000      13,600       1,895       11,327
      Payments against stock subscription receivable           --           --          --          --          --           --
      Common Stock warrants issued
        for services rendered                                  --           --          --          --          --           --
      Stock option exercises                                   --           --          --          --          --           --
      Warrant exercises                                        --           --          --          --          --           --
      Offering costs                                           --           --          --          --          --           --
      Conversion of Series D to Common                         --           --          --          --            (2)         (19)
      Conversion of Series F to Common                         --           --          --          --          --           --

      Net loss                                                 --           --          --          --          --           --
      Foreign currency translation                             --           --          --          --          --           --

      Comprehensive loss
                                                            -------    ---------   ---------   ---------   ---------    ---------
Balance at March 30, 2002                                     2,807    $  24,304       2,000   $  13,600       1,893    $  11,308
                                                            =======    =========   =========   =========   =========    =========

(Table continues)
                                                                 Series F               Preferred Stock
                                                              Preferred Stock               Warrants               Common Stock
                                                             ------------------         ----------------        ------------------
                                                             Shares      Amount         Shares    Amount        Shares    Amount
                                                             ------      ------         ------    ------        ------    ------
Balance at June 30, 2001                                        --      $    --           --     $    --         3,429   $      14
      Beneficial conversion of Bridge Notes                     --           --           --          --          --          --
      Beneficial conversion of Subscription notes               --           --           --          --          --          --
      Value of Common Warrants issued
        in connection with sale of Series F Preferred           --           --           --          --          --          --
      Accretion of Series B Redeemable Preferred
        Stock to its redemption value                           --           --           --          --          --          --
      Accretion of Series D Redeemable Preferred
        Stock to its redemption value                           --           --           --          --          --          --
      Adjustments to Series C and D warrants to fair value      --           --           --          --          --          --
      Reclassification of Preferred instruments to
        Shareholders' Equity after redemption right waivers    1,073       11,603        1,042       7,600        --          --
      Payments against stock subscription receivable            --           --           --          --          --          --
      Common Stock warrants issued
        for services rendered                                   --           --           --          --          --          --
      Stock option exercises                                    --           --           --          --            49        --
      Warrant exercises                                         --           --           --          --             2        --
      Offering costs                                            --            (25)        --          --          --          --
      Conversion of Series D to Common                          --           --           --          --             5        --
      Conversion of Series F to Common                            (5)         (50)        --          --            18        --

      Net loss                                                  --           --           --          --          --          --
      Foreign currency translation                              --           --           --          --          --          --

      Comprehensive loss
                                                            --------    ---------    ---------   ---------   ---------   ---------
Balance at March 30, 2002                                      1,068    $  11,528        1,042   $   7,600       3,503   $      14
                                                            ========    =========    =========   =========   =========   =========

(Table continues)

                                                               Stock     Additional                 Foreign
                                                            Subscription  Paid-in    Accumulated    Currency
                                                             Receivable   Capital     Deficit     Translation    Total
                                                             ----------   -------     -------     -----------    -----
Balance at June 30, 2001                                    $    --      $  47,867   $ (79,409)   $     (64)   $ (31,592)
      Beneficial conversion of Bridge Notes                      --          4,120        --           --          4,120
      Beneficial conversion of Subscription notes                --          2,700      (2,700)        --           --
      Value of Common Warrants issued
        in connection with sale of Series F Preferred            --            258        (258)        --           --
      Accretion of Series B Redeemable Preferred
        Stock to its redemption value                            --           --          (348)        --           (348)
      Accretion of Series D Redeemable Preferred
        Stock to its redemption value                            --           --          (182)        --           (182)
      Adjustments to Series C and D warrants to fair value       --           --        (6,390)        --         (6,390)
      Reclassification of Preferred instruments to
        Shareholders' Equity after redemption right waivers       (90)        --          --           --         68,344
      Payments against stock subscription receivable               47         --          --           --             47
      Common Stock warrants issued
        for services rendered                                    --          1,020        --           --          1,020
      Stock option exercises                                     --            189        --           --            189
      Warrant exercises                                          --              6        --           --              6
      Offering costs                                             --           --          --           --            (25)
      Conversion of Series D to Common                           --             19        --           --           --
      Conversion of Series F to Common                           --             50        --           --           --

      Net loss                                                   --           --       (11,388)        --        (11,388)
      Foreign currency translation                               --           --          --            (69)         (69)
                                                                                                               ---------
      Comprehensive loss                                                                                         (11,457)
                                                            ---------    ---------   ---------    ---------    ---------
Balance at March 30, 2002                                   $     (43)   $  56,229   $(100,675)   $    (133)   $  23,732
                                                            =========    =========   =========    =========    =========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                             Nine Months Ended
                                                           ---------------------
                                                           March 30,   March 31,
                                                             2002        2001
                                                           --------    --------
OPERATING ACTIVITIES
        Net loss                                           $(11,388)   $(26,679)
        Adjustments to reconcile net loss to net
           cash flows used in operating activities:
            Depreciation                                      2,752       4,263
            Amortization                                        626       4,891
            Equity instruments issued in lieu of
                payment for services received                 1,170         402
            Non cash interest expense                         8,971         256
            Other                                                52       1,852
            Gain on sale of assets                           (1,064)       --
            (Gain) loss on retirement of equipment              (80)        128
        Change in operating assets and liabilities:
            Accounts receivable                               4,316       6,661
            Other current assets                                453       1,818
            Other assets                                       (223)         20
            Accounts payable                                   (997)        105
            Accrued liabilities                             (10,041)    (22,708)
                                                           --------    --------

               Cash used in operating activities             (5,453)    (28,991)

INVESTING ACTIVITIES
        Proceeds from sale of assets                          1,199         154
        Purchases of equipment                               (3,631)     (2,962)
        Other                                                   (89)        223
                                                           --------    --------

               Cash used in investing activities             (2,521)     (2,585)

FINANCING ACTIVITIES
        Borrowings under revolving credit agreement, net        589       7,184
        Payments on acquisition notes                        (2,000)     (2,561)
        Proceeds from issuance of preferred stock, net       11,235      13,867
        Proceeds from notes payable and long-term debt         --         9,500
        Debt financing costs                                 (1,454)       --
        Proceeds from issuance of common stock, net             195         498

                                                           --------    --------
               Cash provided by financing activities          8,565      28,488
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents            591      (3,088)

Cash and cash equivalents, beginning of period                2,932       3,993
                                                           --------    --------

Cash and cash equivalents, end of period                   $  3,523    $    905
                                                           ========    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements included herein have been prepared by Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 30, 2002, and the results of its operations for the three and nine months ended March 30, 2002, and its cash flows for the nine months ended March 30, 2002 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2001, and the footnotes thereto, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

     Reverse Stock Split - On April 25, 2002, the Company effected a one-for-five reverse stock split, which resulted in the automatic conversion of five shares of issued, and outstanding Common Stock into one share of Common Stock. In the case of Preferred Stock, options and warrants, the number of shares of Common Stock that may be purchased upon the exercise of outstanding options, warrants and other securities, including the outstanding Preferred, convertible into shares of Common Stock, and the per share exercise or conversion prices thereof, have been adjusted appropriately to give effect to the reverse stock split.

     The reverse stock split affects all stockholders equally and does not affect any stockholder's proportionate equity interest in the Company except with respect to adjustments for fractional interests. After the reverse stock split, each shareholder owns a reduced number of shares of Common Stock but holds the same percentage of the outstanding shares, except for adjustments for fractional interests that resulted from the reverse stock split. Fractional shares of Common Stock were not issued as a result of the reverse stock split, but instead, any fractional share interest resulting from the reverse stock split was rounded upward to the nearest whole share. Following the reverse stock split, each share of Common Stock resulting from the reverse stock split entitles the holder thereof to one vote per share and is otherwise identical to the outstanding Common Stock immediately prior to the reverse stock split.

     The reverse stock split did not affect the par value of the Common Stock and had no impact on total shareholders' equity. All share and per share information has been retroactively adjusted to reflect the effect of the reverse stock split.


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

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

     Comprehensive loss - Comprehensive loss was $11.5 million and $26.7 million for the nine months ended March 30, 2002 and March 31, 2001, respectively. The difference between net loss and total comprehensive loss related to foreign currency translation adjustments.

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

                                                             Three Months Ended     Nine Months Ended
                                                            --------------------  ---------------------
                                                            March 30,  March 31,  March 30,   March 31,
                                                              2002       2001       2002        2001
                                                            ---------  ---------  ---------   ---------
                                                           (Amounts in thousands, except per share data)
Numerator
  Net loss                                                  $ (180)   $(11,542)   $(11,388)   $(26,679)
  Beneficial conversion feature                               --          --        (2,700)       --
  Adjustment of Common Warrants issued in connection
       with sale of Series F Preferred to market value        --          --          (258)       --
  Accretion of Series B Redeemable Preferred Stock
       to its redemption value                                --          (190)       (348)       (475)
  Accretion of Series D Redeemable Preferred Stock
       to its redemption value                                --          --          (182)       --
  Adjustment of Preferred Series B Warrants to market value   --          --          --        (2,295)
  Adjustment of Preferred Series C Warrants to market value   --            60      (3,770)        740
  Adjustment of Preferred Series D Warrants to market value   --          --        (2,620)       --
                                                            ------    --------    --------    --------
  Net loss applicable to common shareholders                $ (180)   $(11,672)   $(21,266)   $(28,709)
                                                            ======    ========    ========    ========
Denominator for basic and diluted loss per share
  Weighted average shares                                    3,483       3,329       3,450       3,321
                                                            ======    ========    ========    ========
Basic and diluted loss per share                            $(0.05)   $  (3.51)   $  (6.16)   $  (8.64)
                                                            ======    ========    ========    ========

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

     Effective July 1, 2001, the Company adopted the new rules on accounting for goodwill and other intangible assets. The Company performed its initial assessment on December 29, 2001 and determined that there was no impairment of goodwill. Amortization expense of approximately $2.7 million is not reflected in the operating results for the nine months ended March 30, 2002 as a result of the adoption of SFAS No. 142 and the application of the nonamortization provisions of the statement. Over the same period in fiscal 2001, amortization expense was approximately $4.6 million.

3.   RESTRUCTURING

     In fiscal 2001, the Company took a restructuring charge of $7.1 million consisting of: severance costs in the amount of $2.2 million related to the workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write-off of equipment. As of March 30, 2002, approximately $6.9 million in costs have been charged against the reserve.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

4.   LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases consisted of the following:

                                       March 30,    June 30,
                                         2002         2001
                                       ---------    --------
                                       (Amounts in thousands)
Revolving note                         $ 33,352    $ 32,763
Senior subordinated note                  4,174       3,919
Long-term subordinated note to CEX         --         6,519
Short-term subordinated note to CEX        --         4,404
Convertible subordinated note to CEX       --         3,600
18% Bridge notes                           --         5,000
Subscription notes                         --         5,000
Other                                        44          64
                                       --------    --------
                                         37,570      61,269
Less current maturities                      (7)        (27)
                                       --------    --------
Total                                  $ 37,563    $ 61,242
                                       ========    ========

     On January 25, 2002, the Company entered into a new revolving credit facility with Fleet Capital Corporation which replaced the credit facility with the former lender, GE Capital. Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (6.0% at March 30, 2002) or LIBOR plus 3.0% for the first year, with the ability to lower these margins by 0.50% over the remainder of the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the new facility is two years, ending January 2004, with an option to renew the facility for a third year.

     The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount aggregated $0.8 million at March 30, 2002, and is being amortized over the five-year life of the note.

     On August 2, 2001, the Company completed certain purchase price adjustments to the CEX merger agreement whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated. For additional information regarding the settlement with CEX, see footnote 2.

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

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

     In exchange for a long-term guarantee to provide additional collateral support under the revolving note during the second quarter of fiscal 2002, the Company agreed to compensate its largest investor by reducing the conversion prices of the Series B and Series C Preferred. In conjunction with the conversion price amendment, the Company incurred a charge of $4.0 million which was recorded as non-cash interest expense.


5.   SHAREHOLDERS' EQUITY

     Series G Convertible Preferred Stock - During April 2002, the Company received approximately $4.5 million in purchase commitments from investors to purchase shares of Series G Preferred. Each share of Series G Preferred is convertible into 0.2 shares of the Company's common stock. Due to the pricing of the Series G Preferred, the Company may be required to take a charge in its fourth quarter and is determining what, if any, charge that may be required.

     Series F Convertible Preferred Stock - During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.6 million. At the time of issuance, each share of Series F Preferred is convertible into four shares of the Company's common stock, subject to adjustments for dilutive issuances. The Company also issued warrants to purchase 360,128 shares of common stock in connection with these sales.

     Series D Convertible and Redeemable Preferred Stock - During fiscal 2002 at a special shareholders' meeting, the Company's shareholders approved the conversion of notes that the Company entered into in fiscal 2001 into shares of Series D Preferred, resulting in the issuance of 1,642,444 shares of Series D Preferred. At the time of issuance, each share of Series D Preferred is convertible into two shares of the Company's common stock, subject to adjustments for dilutive issuances. As a result of the conversion, the Company recorded a $4.7 million non-cash interest charge.

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

     Preferred Warrants - Adjustments of the Series C and Series D warrants to their market values at December 14, 2001 were $3.6 million and $2.0 million, respectively, resulting in carrying amounts of $4.1 million and $3.5 million, respectively, at March 30, 2002.

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

     In the third quarter of fiscal 2002, the Company reported income from operations of $0.6 million as compared to a loss from operations of $10.2 million in the third quarter of fiscal 2001, an improvement of $10.8 million. Furthermore, the Company reported positive EBITDA of $1.7 million as compared to negative EBITDA of $2.9 million in the third quarter of fiscal 2001, an improvement of $4.6 million, and cash net income of $1.0 million as compared to cash net loss of $4.2 million in the third quarter of fiscal 2001, an improvement of $5.2 million.

     For the nine months ended March 30, 2002, the Company reported income from operations of $0.2 million as compared to a loss from operations of $21.8 million for the same period in fiscal 2001. The Company also reported positive EBITDA of $4.9 million as compared to negative EBITDA of $8.5 million for the same period in fiscal 2001, and cash net income for the first nine months of fiscal 2002 of $2.3 million as compared to cash net loss of $12.9 million in the same period last year, an improvement of $15.2 million. These improvements are the result of the Company's focus on cost containment, back office consolidation, and improvements to the balance sheet which will be discussed in detail below.


                                                         Three Months Ended                     Nine Months Ended
                                                     -----------------------------         ----------------------------
                                                      March 30,          March 31,          March 30,         March 31,
                                                        2002               2001               2002               2001
                                                     ----------         ----------         ----------         ---------
                                                            (Amounts in thousands, except per share data)
Revenue                                               $ 81,539          $ 112,214          $ 261,742         $ 365,024
Income (loss) from operations                              612            (10,173)               231           (21,765)
Net loss applicable to common shareholders                (180)           (11,672)           (21,266)          (28,709)
EBITDA                                                   1,720             (2,886)             4,864            (8,496)
Net income (loss) cash basis                               963             (4,229)             2,285           (12,942)

Basic and diluted net loss per share - GAAP basis      $ (0.05)           $ (3.51)           $ (6.16)          $ (8.64)

Basic net income (loss) per share - EBITDA basis          0.49              (0.87)              1.41             (2.56)
Diluted net income (loss) per share - EBITDA basis        0.08              (0.87)              0.28             (2.56)

Basic net income (loss) per share - cash basis            0.28              (1.27)              0.66             (3.90)
Diluted net income (loss) per share - cash basis          0.05              (1.27)              0.13             (3.90)

Historical Results of Operations

     Revenue for the quarter ended March 30, 2002 decreased $30.7 million or 27.4% to $81.5 million from $112.2 million for the quarter ended March 31, 2001. The decrease in revenue for the quarter ended March 30, 2002 is primarily the result of the elimination by the Company of $26.2 million of low-margin business and the consolidation of unprofitable locations, and $4.5 million from the divesture of non-core air courier business operations compared to the same period last year. Revenue during the quarter trended up as revenue grew by $5,000 per day in March 2002 compared to February 2002, which represents a $1.5 million increase in revenue on an annualized basis.

     Revenue for the nine months ended March 30, 2002 decreased $103.3 million or 28.3% to $261.7 million from $365.0 million for the nine months ended March 31, 2001. The decrease in revenue for the nine months ended March 30, 2002 is primarily the result of the elimination by the Company of $75.4 million of low-margin business and the consolidation of unprofitable locations, and $27.9 million from the divesture of non-core air courier business operations compared to the same period last year. Revenue by service offering for the nine months ended March 30, 2002 was as follows:

     Scheduled logistics                          53.2%
     Distribution logistics                       23.4%
     Targeted On-Demand services                  23.4%

     Cost of services for the quarter ended March 30, 2002 was $62.3 million, a reduction of $28.2 million or 31.2% from $90.5 million for the quarter ended March 31, 2001. Cost of services improved 4.2 percentage points as our costs as a percentage of revenue decreased from 80.6% to 76.4% for the quarter ended March 30, 2002. Approximately $24.9 million of the savings in cost of services correlates to the reduced revenue described above, including $3.8 million as a result of the divestiture of non-core air courier business operations. Approximately $3.3 million relates to efficiencies gained as the Company continues to move to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. This variable cost strategy has resulted in improved insurance expense and improvement in overall driver and vehicle-related costs. For example, at this time last year, the Company was funding $1.3 million per month in self-insurance risk for workers' compensation and auto liability. Today, because of improvements, the Company funds the same risk for $0.5 million per month, a savings in excess of $0.8 million per month. The improvement in the gross margin percentage was due to a 2.1 percentage point improvement in insurance expense resulting from focus on numerous safety initiatives and a 2.1 percentage point improvement in overall driver and vehicle related costs resulting from moving towards a variable cost structure. Cost of services as a percentage of revenue also improved 0.8 percentage points when comparing the results of the third quarter of 2002 to those of the second quarter of 2002.

     Cost of services for the nine months ended March 30, 2002 was $203.4 million, a reduction of $88.0 million or 30.2% from $291.4 million for the nine months ended March 31, 2001. Cost of services improved 2.1 percentage points as our costs as a percentage of revenue decreased from 79.8% to 77.7% for the nine months ended March 30, 2002. Approximately $82.7 million of the savings in cost of services relates to the reduced revenue described above, including $22.7 million as a result of divesture of non-core air courier business operations. Approximately $5.3 million relates to the Company's continued efforts of moving to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. This variable cost strategy has resulted in improved insurance expense and improvement in overall driver and vehicle-related costs. The improvement in the gross margin percentage was due to a 0.7 percentage point improvement in insurance expense resulting from focus on numerous safety initiatives and a 1.4 percentage point improvement in overall driver and vehicle-related costs resulting from the Company's continued efforts of moving to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers.

     Selling, general and administrative ("SG&A") expenses for the quarter ended March 30, 2002 were $15.4 million or 18.9% of revenue, a reduction of $8.3 million or 35.0% as compared with $23.7 million or 21.1% of revenue for the quarter ended March 31, 2001. The decrease in SG&A for the quarter is a result of integrating, through technology, all back office processes into one common platform resulting in savings of approximately $6.2 million, the sale of non-core air courier business operations of $0.6 million, and the impact of implementing SFAS No. 142 Goodwill and Other Intangible Assets, whereby the Company no longer amortizes its goodwill resulting in savings of $1.5 million in amortization. This focus has enabled the Company to realize a year-over-year improvement of 2.2 percentage points. Compared to the second quarter of fiscal 2002 however, SG&A as a percentage of revenue increased by 0.3 percentage points. Selling costs for the third quarter of fiscal 2002 increased approximately $0.5 million compared to the second quarter of fiscal 2002, an increase of 0.5 percentage points. Exclusive of the increase in selling costs, general and administrative costs improved by 0.2 percentage points over the second quarter of fiscal 2002.

     SG&A expenses for the nine months ended March 30, 2002 were $48.1 million or 18.4% of revenue, a reduction of $31.0 million or 39.2% as compared with $79.1 million or 21.7% of revenue for the nine months ended March 31, 2001. The decrease in SG&A for the first nine months is a result of integrating, through technology, all back office processes into one common platform of approximately $22.2 million, the sale of non-core air courier business operations of $4.3 million, and amortization savings of $4.6 million.

     As compensation for structuring and finalizing the agreement between the Company and CEX, the Company issued common stock warrants in the first quarter of fiscal 2002. The fair value of the warrants was approximately $1.0 million and is included in other expense in the statement of operations.

     Occupancy charges for the quarter ended March 30, 2002 were $3.2 million, a reduction of $0.6 million or 15.8% from $3.8 million for the quarter ended March 31, 2001. Occupancy charges for the nine months ended March 30, 2002 were $10.0 million, a reduction of $1.8 million or 15.2% from $11.8 million for the nine months ended March 31, 2001. The improvement for the quarter and the first nine months is due to divestitures of non-core air courier business operations, the consolidation of operating locations, and the closure of the former corporate headquarters in Houston, Texas.

     Interest expense for the quarter ended March 30, 2002 decreased $0.6 million to $0.8 million from $1.4 million for the quarter ended March 31, 2001 as a result of lower interest rates and lower average borrowings.

     Interest expense for the nine months ended March 30, 2002 increased $7.0 million to $11.8 million from $4.8 million for the nine months ended March 31, 2001. Included in interest expense for the period are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million as well as a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company's revolving credit facility. Interest expense related to the Company's borrowings decreased over the same period in the prior year as a result of lower interest rates and lower average borrowings.

     As a result of the foregoing factors, the net loss for the quarter ended March 30, 2002 was $0.2 million, compared with $11.5 million for the same period in fiscal 2001, an improvement of $11.3 million or 99.1%.

     The net loss for the nine months ended March 30, 2002 was $11.4 million, compared with $26.7 million for the same period in fiscal 2001, an improvement of $15.3 million or 57.3%. Had the effect of one-time non-cash interest charges of $9.7 million been excluded, net loss for the nine months ended March 30, 2002 would have been $1.7 million, compared with $26.7 million for the same period in fiscal 2001, which would have been an improvement of $25.0 million.

     Net loss applicable to common shareholders was $21.3 million for the nine months ended March 30, 2002 as compared with $28.7 million for the nine months ended March 31, 2001. The difference between net loss applicable to common shareholders and net loss was comprised of non-cash charges associated with the Company's redeemable preferred stock. With the elimination of the redemption features, the preferred stock is now classified as permanent equity, and the Company is no longer required to take charges of this nature.

Liquidity and Capital Resources

     Cash flow used in operations was $5.4 million for the first nine months of fiscal 2002. This use of funds was comprised of cash flow provided by operations of $1.0 million and cash flow absorbed as a result of working capital changes of $6.4 million. The execution of the Company's restructuring plan which was implemented in fiscal 2001, the integration, through technology, of all back office processes into one common platform, and the implementation of the variable cost strategy were the principal drivers in the change in working capital during the first nine months. During fiscal 2002 the Company has funded $3.8 million of its restructuring plans via the payment of severance costs and rental costs associated with the termination of building leases and location rationalizations. The integration of all back office processes into one common platform was instrumental in the Company generating $4.3 million in working capital through the collection of accounts receivable, while the implementation of the variable cost strategy has lowered the days required to fund accounts payable leading to a use of working capital of $1.0 million. The remaining use of working capital for the first nine months of $5.9 million was primarily associated with the funding of the Company's self insurance risk associated with workers compensation and auto liability insurance and settlement of pre-acquisition legal lawsuits.

     Cash flow used as a result of investing activities was $2.5 million and consisted of capital expenditures of $3.6 million used for the Company's customer-driven technology solutions initiative and capitalized costs related to the integration of the back office, offset by proceeds of $1.2 million, primarily from the sale of non-core air courier business operations. The Company's customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. Management accelerated the implementation of this technology solutions initiative in order to meet the needs of its targeted national customers. This solution will provide the Company's national customers with a single source of aggregated delivery information.

     Cash flow generated from financing activities amounted to $8.6 million during the first nine months of 2002. The primary source of cash during the first nine months of fiscal 2002 was the private placement of Series F Convertible Preferred Stock through which the Company raised net proceeds of approximately $11.3 million. The Company also sold shares of its common stock, which raised $0.2 million. Long-term debt and notes payable resulted in a use of cash flow of $2.9 million during the nine months ended March 30, 2002, which included a $2.0 million payment made to CEX in connection with the finalization of all purchase price adjustments, $1.5 million paid for debt financing costs, and $0.6 million provided by the revolving credit facility. For more information on long-term debt or equity, please see footnotes 4 and 5, respectively.

     The Company reported operating income of approximately $0.2 million for the nine months ended March 30, 2002 and has positive working capital of approximately $16.6 million at March 30, 2002. In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity that resulted in an improvement to working capital of approximately $14.9 million. The improvement to working capital in the first nine months of fiscal 2002 was approximately $19.4 million.

     As of March 30, 2002, the Company had no outstanding purchase commitments for capital improvements.

     The Company's operating plan includes the continued implementation and consolidation activities it had initiated in fiscal 2001 to further improve the operating performance of the Company. In fiscal 2002, the Company also implemented additional initiatives to further reduce direct and SG&A expenses. During April 2002, the Company completed the private placement of its Series G Convertible Preferred Stock, through which it raised approximately $4.5 million. Proceeds from the Series G offering will primarily be used to fund the Company's technology initiatives. Going forward, the Company believes cash flows from operations and the equity raised via the private placement of the Series G offering will be sufficient to fund its operating needs. If the Company's growth strategy requires additional funding, the Company will continue to secure, if necessary, additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.



PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

     As of March 30, 2002, the Company was not a party to any material legal proceedings.

     The Company is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of time-critical delivery services. The Company carries workers' compensation insurance and auto liability coverage for the current policy year. The Company is also named as a defendant in various employment-related lawsuits arising in the ordinary course of business. The Company vigorously defends against all of the foregoing claims.

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

     Not Applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In March 2002, the Company submitted to its shareholders four matters, all of which were approved at a special shareholders' meeting held on March 20, 2002. The matters and voting thereon were as follows:

     1. To approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's outstanding Common Stock, whereby the Company will issue one new share of Common Stock in exchange for between two and five shares of the outstanding Common Stock.

          For          49,577,163       Abstain                     12,640
          Against       2,874,925       Broker non-votes           183,434

     2. To approve an amendment to the Company's Certificate of Incorporation to (i) eliminate the provisions providing for cash redemption of the Company's Series B, Series C and Series D Preferred Stock at a specified date and for redemption of the Company's Preferred Stock at the election of the holder thereof upon a change of control of the Company and (ii) grant to the holders of the Company's Preferred Stock certain approval rights with respect to changes of control of the Company.

          For          44,571,579       Abstain                    100,247
          Against       1,139,587       Broker non-votes         6,846,749

     3. To approve an amendment to the Company's Certificate of Incorporation to reduce the conversion price for the Company's Series B Preferred Stock to $6.2224 per share, the conversion price for the Company's Series C Preferred Stock to $4.2645 per share, and the conversion price for the Company's Series D Preferred Stock to $0.7912 per share in order to reflect adjustments required by prior dilutive events.

          For          44,168,763       Abstain                    223,787
          Against       1,418,863       Broker non-votes         6,846,749

     4. To approve an amendment to the Company's Certificate of Incorporation to reduce the conversion prices for the Company's Series B Preferred Stock and Series C Preferred Stock pursuant to an agreement with an investor to $1.3988 per share and $1.3867 per share, respectively; provided that, for purposes of determining the voting rights of the Series B and Series C Preferred Stock, the number of shares of Common Stock into which such Preferred Stock is convertible will not include any Common Stock issuable as a result of such reduction in conversion price.

          For          43,715,699       Abstain                     57,427
          Against       2,038,287       Broker non-votes         6,846,749

ITEM 5.       OTHER INFORMATION.

     Not Applicable.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

      a.      Exhibits required by Item 601 of Regulation S-K:

              Reference is made to the Exhibit Index

      b.      Reports on Form 8-K

              The Company filed one report on Form 8-K during the fiscal quarter ended March 30, 2002, as follows:

              (1) Current Report on Form 8-K filed on January 4, 2002, relating that on January 4, 2002, United Shipping & Technology, Inc. (the "Company") changed its state of incorporation from Utah to Delaware. The reincorporation was approved by holders of a majority of the Company's outstanding shares, voting in person or by proxy, at its annual meeting held on December 18, 2001. The reincorporation was accomplished by merging the Company with and into Velocity Express Corporation, a Delaware corporation ("Velocity") and a wholly-owned subsidiary of the Company, with the Delaware corporation surviving. In connection with the merger, the Company changed its name to Velocity Express Corporation. Each share of common stock of the Utah corporation was converted into one share of common stock, par value $0.004 per share, of the Delaware corporation.





                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on May 2, 2002.


                          VELOCITY EXPRESS CORPORATION



                          By /s/ Jeffry J. Parell
                             ---------------------------------------
                             JEFFRY J. PARELL
                             Chief Executive Officer


                          By /s/ Mark E. Ties
                             ---------------------------------------
                             MARK E. TIES
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.         Description
-----------         -----------

     10.1 Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of January 25, 2002.

     10.2 Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001.

     10.3 Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors in April 2002.