Form 10-K
period 2002-06-29
VELOCITY EXPRESS CORP
filed 2002-09-27
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

Commission File No. 0-28452

VELOCITY EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	0-28452	87-0355929
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

7803 Glenroy Road, Suite 200, Minneapolis, Minnesota	55439
(Address of Principal Executive Offices)	(Zip Code)

(612) 492-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.004 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,917,666 as of September 18, 2002.

As of September 18, 2002, there were 4,162,120 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:    Portions of Proxy Statement for 2002 annual meeting of stockholders

i

PART I.

Forward-Looking Information

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Velocity Express Corporation (the “Company”) notes that certain statements in this Form 10-K and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company’s results of operations. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. Additionally, such statements are based, in part, on assumptions made by, and information currently available to, management, including management’s own knowledge and assessment of the Company, the industry and competition. When used herein, the words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-K is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1.     DESCRIPTION OF BUSINESS

Organization

Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) and its subsidiaries are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company has not separately stated the revenues for its Canadian operations. The Company currently operates in a single-business segment.

Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. (“CEX”) all of the outstanding shares of common stock of Velocity Express, Inc. (“Velocity”), formerly known as Corporate Express Delivery Systems, Inc. (“CEDS”), a provider of same-day delivery solutions. CEDS was the surviving corporation in the merger. CEDS changed its name to US Delivery Systems, Inc., and subsequently changed its name to Velocity Express, Inc. Velocity is incorporated in Delaware. The results of Velocity’s operations have been included in the Company’s consolidated financial statements since August 28, 1999.

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

Company Overview

The Company has one of the largest nationwide networks of customized, time-critical delivery solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. Our customers are comprised of multi-location, blue chip customers with operations in the financial, healthcare, office products, technology, and energy sectors.

The Company’s service offerings are divided into the following categories:

•	Scheduled logistics consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer.

•
Distribution logistics consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations and delivered into multiple routes with defined endpoints and more broadly defined time schedules.

•	Expedited logistics consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

The largest customer base for scheduled logistics consists of financial institutions that need a wide variety of services including the pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts, the delivery of office supplies, and the transfer of inter-office mail and correspondence. Distribution logistics typically involves receiving bulk shipments from the customer and dividing and sorting them for delivery to specific locations. Customers utilizing distribution logistics normally include pharmaceutical wholesalers, retailers, manufacturers or other companies who must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region. Most expedited logistics services occur within a major metropolitan area or radius of 40 miles, and the Company usually offers one-hour, two- to four-hour and over four-hour delivery services depending on the customer’s time requirements. These services are typically available 24 hours a day, seven days a week. Expedited logistics services also include critical parts management and delivery for companies.

Industry Overview

The Company operates in the same-day transportation and logistics industry, which includes scheduled and non-scheduled, same-day transportation of documents and packages in local and inter-city markets. The industry also provides warehousing, facilities management and logistics solutions, as well as supply chain management and cross-dock and package aggregation services.

The Company believes the market for same-day transportation services is large and growing. Based on industry studies, the U.S. same-day transportation services market is estimated to generate revenues in excess of $20 billion per year. Although the market is large, it is highly fragmented. There are relatively low entry barriers in this market as the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. The Company believes there are currently as many as 6,000 same-day transportation companies in the United States. Most are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes there is little perceived service differentiation between competitors, and that customer loyalty is generally short-term.

There are no dominant brands in the same-day transportation industry, and there is a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS® and Federal Express®, both of which use technology extensively.

The Company expects that further growth in the same-day transportation market will be fueled by corporate America’s trend toward outsourcing and third-party logistics. Many businesses that outsource their distribution and logistics needs prefer to purchase such services from one source, capable of servicing multiple cities nationwide. Outsourcing decreases their number of vendors and also maximizes efficiency, improves customer service and simplifies billing. Customers are also seeking to reduce their cycle times and implement “supply chain management” and “just-in-time” inventory management practices designed to reduce inventory carrying costs. The growth of these practices has increased the demand for more reliable delivery and logistics services. The Company believes that same-day transportation customers increasingly seek greater reliability, convenience, and speed from a trusted package delivery provider. Customers are also seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. The Company believes it is the only national same-day transportation and logistics service provider with the geographic reach and national footprint to meet these evolving needs.

Regulation and Safety

The Company’s business and operations are subject to various federal, state, and local regulations and, in many instances, require permits and licenses from these authorities. The Company holds nationwide general commodities authority from the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an inter-state basis within the contiguous 48 states and, where required, holds statewide general commodities authority. The Company is also subject to regulation by the Federal Aviation Administration/Transportation Safety Administration for cargo shipments intended for transport on commercial airlines.

In connection with the operation of certain motor vehicles, the handling of hazardous materials in its delivery operations and other safety matters, including insurance requirements, the Company is subject to regulation by the U.S. Department of Transportation and the states. The Company is also subject to regulation by the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws with respect to such matters as hours of work, driver logbooks and workers’ compensation. The Company believes that it is in compliance with all of these regulations. Failure to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company’s operating permits.

From time to time, the Company’s drivers are involved in accidents. The Company carries liability insurance with a per claim self-insured retention of $750,000. Owner-operators and independent contractors are required to maintain auto liability insurance at amounts required by the Company. The Company also has insurance policies covering property and fidelity liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records, and pass a criminal background and drug test.

Sales and Marketing

The Company has initiated a comprehensive sales and marketing program that emphasizes its competitive position as the leading national provider of same-day transportation services. The Company has also realigned its national accounts and logistics team, and restructured its field sales organization to effectively pursue growth opportunities. Sales efforts are conducted at both the local and national levels through the Company’s extensive network of local sales representatives. The Company employs 68 marketing and sales representatives who make regular calls on existing and potential customers to determine their ongoing delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and quickly respond to customer concerns.

The Company’s sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. The expansion of the Company’s national sales program and continuing investment in technology to support expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations. As of the end of fiscal 2002, approximately 66 percent of the Company’s revenues come from customers with whom the Company has entered into contracts, which typically carry a term of one to three years.

Competition

The Company competes with a number of established, local, same-day couriers and messenger services. Competition in local markets is intense. Nationally, the Company competes with other large companies having same-day transportation operations in multiple markets. Although many of the Company’s competitors have substantial resources and experience in the same-day transportation business, the Company believes that its national presence, wide array of service offerings, use of sophisticated technology and branding strategy will allow it to successfully compete in any market in which it currently operates or may elect to enter.

There are also a number of national and international carriers who provide document and package shipment solutions to individuals and business customers. This market, which is dominated by major carriers such as UPS®, Federal Express®, Airborne™, DHL™ and the United States Postal Service, is also extremely competitive. However, these companies engage primarily in the next-day and second-day ground and air delivery businesses and operate by imposing strict drop-off deadlines and rigid package dimension and weight limitations on customers. By comparison, the Company operates in the same-day transportation business, and handles customized delivery needs on either a scheduled, distribution or expedited basis. Accordingly, the Company does not believe that it is in direct competition with these major carriers in same-day transportation services although there are no assurances that one of these entities might not enter its market.

Technology

The Company believes the integration of high-tech communications software within the currently low-tech same-day transportation business can provide a market differentiation between its services and those of its competitors. The Company believes customers will be attracted to companies with the ability to offer greater efficiency, service, and information through the use of technology. The Company plans to continue to use technology to manage and coordinate its dispatching, delivery, tracking, warehousing and logistics, and other back office functions in order to help its customers and itself operate more efficiently and cost-effectively. To meet the customers’ needs for reliability, efficiency and speed, the Company has implemented and will continue to implement the following technology initiatives:

•	Smart package tracking technology which will provide a single source of aggregated delivery information to national customers;

•	A customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval; and

•	Route optimization software for large-market delivery efficiency

Trademarks

The Company currently has applications for trademarks and service marks (“marks”) in the United States and internationally, including but not limited to, Velocity ExpressSM and Relentless ReliabilitySM. There can be no assurance that any of these marks, if registered, will afford the Company protection against competitors with similar marks that may have a prior use date. In addition, no assurance can be given that others will not infringe upon the Company’s marks, or that the Company’s marks will not infringe upon marks and proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any mark claimed by the Company, and if instituted, that such challenges will not be successful.

Employees

As of June 29, 2002, the Company had approximately 2,389 employees, of whom approximately 823 primarily were employed in various management, sales, and other corporate positions and approximately 1,566 were employed as drivers and operations personnel. Additionally, the Company had contracts with approximately 3,557 independent contractor drivers in its delivery operations in North America. The Company believes that its relations with its employees are good and the Company is not a party of any collective bargaining agreement.

ITEM 2.     DESCRIPTION OF PROPERTY

As of June 29, 2002, The Company operated from 154 leased facilities in the United States and Canada (not including customer-owned facilities). These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

State	Number of Leased Facilities	State	Number of Leased Facilities
Alabama	3	Nebraska	2
Arizona	2	Nevada	1
Arkansas	3	New Jersey	4
California	9	New Mexico	2
Colorado	1	New York	16
Connecticut	1	North Carolina	8
Delaware	2	North Dakota	2
District of Columbia	1	Oklahoma	4
Florida	8	Oregon	1
Georgia	6	Pennsylvania	7
Idaho	1	South Carolina	1
Illinois	3	South Dakota	2
Iowa	9	Tennessee	4
Kansas	1	Texas	12
Louisiana	8	Utah	1
Maryland	3	Virginia	9
Massachusetts	1	Washington	4
Minnesota	4	Wisconsin	2
Mississippi	4	Total facilities in U.S.	152

The Company’s corporate headquarters is located at Four Paramount Plaza, 7803 Glenroy Road, Suite 200, Bloomington, Minnesota, and its financial service center is located at 7676 Hillmont, Suite 300, Houston, Texas. The Company believes that its properties are well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

As of June 29, 2002, the Company leased approximately 1,318 vehicles of various types through operating leases, which were operated by drivers employed by the Company. The Company also engages independent contractors who provide their own vehicles and are required to carry insurance coverage at levels dictated by the Company.

Aggregate rental expense, primarily for facilities, was approximately $16.5 million for the year ended June 29, 2002. See Note 10 to the Company’s Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

Velocity is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. Velocity carries workers compensation insurance and auto liability coverage for its employees for the current policy year. Velocity and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of Velocity. The Company vigorously defends against all of the foregoing claims.

The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company’s financial position or results of operations. The Company has established an accrual for losses it may sustain in the pending actions as of June 29, 2002. The Company believes that the accrual level is adequate for purposes of its financial statements.

Cautionary Statements Regarding Pending Litigation and Claims

The Company’s statements above concerning pending litigation constitute forward-looking statements. Investors should consider that there are many important factors that could adversely affect the Company’s assumptions and the outcome of claims, and cause actual results to differ materially from those projected in the forward-looking statements. These factors include:

•
The Company has made estimates of its exposure in connection with the lawsuits and claims that have been made. As a result of litigation or settlement of cases, the actual amount of exposure in a given case could differ materially from that projected. In addition, in some instances, the Company’s liability for claims may increase or decrease depending upon the ultimate development of those claims.

•
In estimating the Company’s exposure to claims, the Company is relying upon its assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify the Company for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time, in connection with routine litigation incidental to the Company’s business, plaintiffs may bring claims against the Company that may include undetermined amounts of punitive damages. The Company is currently not aware of any such punitive damages claim or claims in the aggregate which would exceed 10% of its current assets. Such punitive damages are not normally covered by insurance.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of fiscal 2002.

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock currently trades under the symbol “VEXP” on the Nasdaq SmallCap Market. The following table sets forth the quarterly high and low closing prices for the Company’s Common Stock, as reported by Nasdaq for each full quarterly period within the two most recent fiscal years. These prices represent inter-dealer prices without adjustment for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

Period	High	Low
Fiscal 2002:
First Quarter	$5.43	$2.65
Second Quarter	14.50	4.50
Third Quarter	17.00	7.55
Fourth Quarter	9.95	2.98

Fiscal 2001:
First Quarter	$45.47	$19.69
Second Quarter	24.38	8.75
Third Quarter	12.50	3.75
Fourth Quarter	3.75	2.00

The closing price of the Company’s stock on September 24, 2002 was $2.19.

On September 12, 2002, the number of registered holders of record of Common Stock was 395. Approximately 3,343 shareholders hold common stock in street name.

The transfer agent for the Company’s Common Stock is American Stock Transfer & Trust, 40 Wall Street, New York, New York.

The Company has not paid any cash dividends on its Common Stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued operations of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors.

Recent Sales of Unregistered Securities

The following describes sales of the Company’s securities in the last fiscal quarter without registration under the Securities Act of 1933 (the “Securities Act”):

Pursuant to Stock Purchase Agreements entered into during April 2002, the Company issued 5,865,331 shares of Series G Convertible Preferred Stock (Series G Preferred) to one institutional investor, twelve accredited investors and four employees of the Company for $0.75 per share for proceeds of $4.4 million. Of the total proceeds, $4.1 million was received in cash, and $310,000 was in exchange for services performed for the Company. The initial conversion price of the Series G Preferred was $3.75, and, at the time of issuance, each share of Series G Preferred was convertible, upon shareholder approval, into 0.2 shares of the Company’s common stock. Series G Preferred shareholders must wait at least 180 days from the date of the issuance of the shares before requesting registration rights.

The Company did not use an underwriter or placement agent in connection with this securities transaction, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities were sold to a limited group of accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Securities Act”) in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets for information about the Company’s equity compensation plans as of June 29, 2002. For more information about the Company’s stock option plans, see Note 8 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,168,210	$13.90	983,559
Equity compensation plans not approved by security holders	—	—	—

Total	1,168,210	$13.90	983,559

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below is selected financial data for fiscal years 2002, 2001, 2000, 1999, and 1998:

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000(1)	June 30, 1999	June 30, 1998
	(In thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$342,727	$471,682	$471,152	$1,483	$953
Cost of services	264,766	377,498	364,881	746	775

Gross profit	77,961	94,184	106,271	737	178
Operating expenses	76,040	116,425	129,584	3,628	2,082
Restructuring charge	—	7,060	—	—	—

Operating income (loss)	1,921	(29,301)	(23,313)	(2,891)	(1,904)
Net interest (expense) income	(12,577)	(6,334)	(5,272)	(4)	3
Common stock warrant charge	(1,048)	—	—	—	—
Other income	1,225	364	373	—	—

Net loss	$(10,479)	$(35,271)	$(28,212)	$(2,895)	$(1,901)

Net loss applicable to common shareholders	$(20,357)	$(35,022)	$(31,720)	$(2,895)	$(1,901)

Basic and diluted loss per common share	$(5.82)	$(10.51)	$(11.37)	$(2.10)	$(1.91)

Basic and diluted weighted average number of common shares outstanding	3,500	3,333	2,790	1,376	995

	As of
	June 29, 2002	June 30, 2001	July 1, 2000	June 30, 1999	June 30, 1998
Balance Sheet Data
Working capital (deficit)	$21,155	$(2,809)	$(18,607)	$1,151	$2,148
Total assets	113,889	158,375	181,723	4,388	3,553
Long-term debt and capital leases	38,756	61,242	39,495	616	61
Redeemable preferred stock	—	35,421	25,261	—	—
Shareholders' equity (deficit)	29,315	(31,592)	(1,123)	2,947	3,201

(1)
During the first quarter of fiscal 2000, the Company acquired all the common stock of Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Inc. The results of operations of Velocity are included from the date of acquisition.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and such differences may be material.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, goodwill and intangible assets, insurance reserves, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

•	Goodwill and Intangible Impairment

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, in June 2001. Effective with fiscal 2002 as a result of adopting this new standard, the Company no longer amortizes goodwill. Rather, goodwill is subjected to impairment testing, which requires that the Company estimate the fair value of its goodwill and compare that estimate to the amount of goodwill recorded on the balance sheet. The estimation of fair value requires making judgments concerning future cash flows and appropriate discount rates. These cash flow estimates take into account current customer volumes and the expectation of new or renewed contracts, historic gross margins, historic working capital parameters and planned capital expenditures. The estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

•	Insurance Reserves

The Company maintains an insurance program with insurance policies that have deductibles as follows: $250,000 for workers’ compensation, $750,000 for automobile liability and $200,000 for employee medical costs. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

•	Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions in order to realize the benefit of these assets. Management evaluates whether the deferred tax assets may be realized and assesses the need for additional valuation allowances or reduction of existing allowances. During the year ended June 29, 2002, the Company recorded $5.3 million of valuation allowances related to its net deferred tax assets.

•	Contingencies

As discussed in Note 10 to the consolidated financial statements, the Company is involved in various legal proceedings and contingencies and has recorded liabilities for these matters in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 5 requires a liability to be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than the estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than the estimate, a future credit to income would result.

Historical Results of Operations

Quarter and Year ended June 29, 2002 Compared to Quarter and Year Ended June 30, 2001

Use of EBITDA

The Company evaluates operating performance based on several measures, including income (loss) applicable to common shareholders plus interest, non-cash depreciation and amortization, non-cash charges associated with the valuation of the Company’s preferred stock and preferred warrants, and non-cash charges associated with granting equity as payment for certain services (“EBITDA”). The Company considers EBITDA an important indicator of the operational strength and performance of its business; however, EBITDA is a supplemental measure of performance and is not intended to represent measures of performance in accordance with disclosures required by generally accepted accounting principles (“GAAP”).

In the fourth quarter of fiscal 2002, the Company reported income from operations of $1.7 million as compared to a loss from operations of $7.5 million in the fourth quarter of fiscal 2001, an improvement of $9.2 million. Furthermore, the Company reported positive EBITDA of $3.0 million as compared to negative EBITDA of $1.6 million in the fourth quarter of fiscal 2001, an improvement of $4.6 million.

For the year ended June 29, 2002, the Company reported income from operations of $1.9 million as compared to a loss from operations of $29.3 million for the same period in fiscal 2001. The Company also reported positive EBITDA of $7.8 million as compared to negative EBITDA of $10.1 million for the same period in fiscal 2001, an improvement of $17.9 million. These improvements are the result of the Company’s transition to a variable cost driver model, back office consolidation, and improvements to the balance sheet, which will be discussed in detail below.

	Three Months Ended		Year Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(Amounts in thousands, except per share data)
Revenue	$80,985	$106,658	$342,727	$471,682
Income (loss) from operations	1,690	(7,536)	1,921	(29,301)
Net income (loss)	909	(8,592)	(10,479)	(35,271)
Net income (loss) applicable to common shareholders	909	(6,314)	(20,357)	(35,022)
EBITDA	2,978	(1,558)	7,842	(10,070)

Net income (loss) per common share:
Basic net income (loss) per share	$0.25	$(1.87)	$(5.82)	$(10.51)
Diluted net income (loss) per share	0.04	(1.87)	(5.82)	(10.51)
Basic net income (loss) per share—EBITDA basis	0.82	(0.46)	2.24	(3.02)
Diluted net income (loss) per share—EBITDA basis	0.14	(0.46)	0.40	(3.02)

Revenue for the quarter ended June 29, 2002 decreased $25.7 million or 24.1% to $81.0 million from $106.7 million for the quarter ended June 30, 2001. The decrease in revenue for the quarter ended June 29, 2002 is primarily the result of the elimination by the Company of $21.0 million of low-margin business and the consolidation of unprofitable locations, and $4.7 million from the divesture of a non-core air courier business operation compared to the same period last year.

Revenue for the year ended June 29, 2002 decreased $129.0 million or 27.3% to $342.7 million from $471.7 million for the year June 30, 2001. The decrease in revenue for the year ended June 29, 2002 is primarily the result of the elimination by the Company of $96.4 million of low-margin business and the consolidation of unprofitable locations, and $32.6 million from the divesture of a non-core air courier business operation compared to the same period last year. Revenue by service offering for the year ended June 29, 2002 was as follows:

Scheduled logistics	53.2%
Distribution logistics	23.4%
Expedited logistics	23.4%

Cost of services for the quarter ended June 29, 2002 was $61.4 million, a reduction of $24.7 million or 28.7% from $86.1 million for the quarter ended June 30, 2001. Cost of services improved 4.9 percentage points as our costs as a percentage of revenue decreased from 80.7% to 75.8% for the quarter ended June 29, 2002. Approximately $20.9 million of the savings in cost of services correlates to the reduced revenue described above, including $4.0 million as a result of the divestiture of a non-core air courier business operation. Approximately $3.8 million relates to efficiencies gained as the Company continues to move to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. This variable cost strategy has resulted in improved insurance expense and improvement in overall driver and vehicle-related costs. For example, at this time last year, the Company was funding $1.3 million per month in self-insurance risk for workers’ compensation and auto liability. Today, because of improvements, the Company funds the same risk for $0.5 million per month, a savings of $0.8 million per month. Cost of services as a percentage of revenue also improved 0.6 percentage points when comparing the results of the fourth quarter of 2002 to those of the third quarter of 2002.

Cost of services for the year ended June 29, 2002 was $264.8 million, a reduction of $112.7 million or 29.9% from $377.5 million for the year ended June 30, 2001. Cost of services improved 2.7 percentage points as our costs as a percentage of revenue decreased from 80.0% to 77.3% for the year ended June 29, 2002. Approximately $103.6 million of the savings in cost of services relates to the reduced revenue described above, including $26.7 million as a result of divesture of a non-core air courier business operation. Approximately $9.1 million relates to the Company’s continued efforts of moving to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. This variable cost strategy has resulted in improved insurance expense and improvement in overall driver and vehicle-related costs. The improvement in the gross margin percentage was due to a 2.4 percentage point improvement in insurance expense resulting from focus on numerous safety initiatives and a 0.3 percentage point improvement in overall driver and vehicle-related costs resulting from the Company’s continued efforts of moving to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers.

Selling, general and administrative (“SG&A”) expenses for the quarter ended June 29, 2002 were $14.9 million or 18.4% of revenue, a reduction of $6.8 million or 31.3% as compared with $21.7 million or 20.4% of revenue for the quarter ended June 30, 2001. The decrease in SG&A for the quarter is a result of integrating, through technology, all back office processes into one common platform resulting in savings of approximately $4.8 million, the sale of a non-core air courier business operation of $0.5 million, and the impact of implementing SFAS No. 142 Goodwill and Other Intangible Assets, whereby the Company no longer amortizes its goodwill resulting in savings of $1.5 million in amortization. This focus has enabled the Company to realize a year-over-year improvement of 2.0 percentage points. Compared to the third quarter of fiscal 2002, SG&A as a percentage of revenue improved by 0.5 percentage points.

SG&A expenses for the year ended June 29, 2002 were $63.0 million or 18.4% of revenue, a reduction of $37.9 million or 37.6% as compared with $100.9 million or 21.4% of revenue for the year ended June 30, 2001. The decrease in SG&A is the result of integrating, through technology, all back office processes into one common platform of approximately $27.0 million, the sale of a non-core air courier business operation of $4.8 million, and goodwill amortization savings of $6.1 million.

As compensation for structuring and finalizing the agreement between the Company and CEX, the Company issued common stock warrants in the first quarter of fiscal 2002. The fair value of the warrants was approximately $1.0 million and is included in other expense in the statement of operations.

Occupancy charges for the quarter ended June 29, 2002 were $3.0 million, a reduction of $0.8 million or 21.1% from $3.8 million for the quarter ended June 30, 2001. Occupancy charges for the year ended June 29, 2002 were $13.1 million, a reduction of $2.5 million or 16.0% from $15.6 million for the year ended June 30, 2001. The improvement for the quarter and the year is due to divestitures of a non-core air courier business operation, the consolidation of operating locations, and the closure of the former corporate headquarters in Houston, Texas.

Interest expense for the quarter ended June 29, 2002 decreased $0.8 million to $0.8 million from $1.6 million for the quarter ended June 30, 2001 as a result of lower interest rates.

Interest expense for the year ended June 29, 2002 increased $6.3 million to $12.6 million from $6.3 million for the year ended June 30, 2001. Included in interest expense for the period are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million as well as a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company’s revolving credit facility. Interest expense related to the Company’s borrowings decreased over the same period in the prior year as a result of lower interest rates.

As a result of the foregoing factors, the net income for the quarter ended June 29, 2002 was $0.9 million, compared with a net loss of $8.6 million for the same period in fiscal 2001, an improvement of $9.5 million or 110%.

The net loss for the year ended June 29, 2002 was $10.5 million, compared with $35.3 million for the same period in fiscal 2001, an improvement of $24.8 million or 70.3%. Had the effect of one-time non-cash interest charges of $9.1 million been excluded, net loss for the year ended June 29, 2002 would have been $1.4 million, compared with $35.3 million for the same period in fiscal 2001, which would have been an improvement of $33.9 million.

Net loss applicable to common shareholders was $20.4 million for the year ended June 29, 2002 as compared with $35.0 million for the year ended June 30, 2001. The difference between net loss applicable to common shareholders and net loss was comprised of non-cash charges associated with the Company’s redeemable preferred stock. With the elimination of the redemption features, the preferred stock is now classified as permanent equity, and the Company is no longer required to take charges of this nature.

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

Revenue for the year ended June 30, 2001 increased $0.6 million or 0.1% to $471.7 million from $471.1 million for the year ended July 1, 2000. Results of fiscal 2000 include the results of Velocity as of the August 1999 acquisition date and are inclusive of ten months rather than twelve months of activity as in fiscal 2001. Revenues year over year remained relatively flat despite the additional two months of activity in fiscal 2001 principally due to the Company’s ongoing efforts to rationalize its business going forward and to exit unprofitable markets. Furthermore, the Company realized lower revenues in fiscal 2001 as a result of certain operations that were sold at the end of fiscal 2000 and during the current year.

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

Cost of services for the quarter ended June 30, 2001 decreased $22.3 million or 20.6% to $86.1 million from $108.4 million for the quarter ended July 1, 2000, and as a percentage of revenue, increased from 77.6% to 80.7%. The overall dollar decrease is consistent with the revenue trend discussed above, while the increase in cost of services as a percentage of revenue is principally the result of increased insurance costs associated with the Company’s self-insurance program and an overall hardening in the insurance market.

SG&A expenses for the year ended June 30, 2001 were $116.4 million or 24.7% of revenue as compared with $129.6 million or 27.5 % of revenue for the year ended July 1, 2000, a decrease of $13.2 million or 10.2%. The decrease in SG&A, despite the additional two months of activity for Velocity in fiscal 2001, is the result of the Company’s cost-cutting initiatives in fiscal 2000 as well as the result of the restructuring programs initiated in the third quarter of fiscal 2001.

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

Interest expense for the quarter ended June 30, 2001 decreased $0.5 million to $1.6 million from $2.1 million for the quarter ended July 1, 2000. The decrease for the quarter is principally attributable to lower interest rates and lower average borrowings under the Company’s revolving note.

As a result of the foregoing factors, the net loss for the year and quarter ended June 30, 2001, including one-time restructuring charges of $7.1 million and $2.6 million, respectively, was $35.3 million and $8.6 million, respectively, compared with $28.2 million and $7.5 million, respectively, for the same periods in 2000.

Liquidity and Capital Resources

Cash flow used in operations was $9.8 million for fiscal 2002. This use of funds was comprised of cash flow provided by operations of $3.4 million and cash flow absorbed as a result of working capital changes of $13.2 million. The execution of the Company’s restructuring plan which was implemented in fiscal 2001, the integration, through technology, of all back office processes into one common platform, and the implementation of the variable cost strategy were the principal drivers in the change in working capital during fiscal 2002. During fiscal 2002 the Company has funded $3.9 million of its restructuring plans via the payment of severance costs and rental costs associated with the termination of building leases and location rationalizations. The Company generated $7.3 million in working capital through the reduction of accounts receivable, while the implementation of the variable cost strategy has lowered the days required to fund accounts payable leading to a use of working capital of $3.9 million. The remaining use of working capital during fiscal 2002 of $12.7 million included approximately $7.8 million for the funding of the Company’s self-insurance risk associated with workers’ compensation and auto liability insurance and settlement of pre-acquisition legal lawsuits, and $4.9 million for other accruals, including wages and benefits.

Cash flow used as a result of investing activities was $3.8 million and consisted of capital expenditures of $4.9 million used for the Company’s customer-driven technology solutions initiative and capitalized costs related to the integration of the back office, offset by proceeds of $1.2 million, primarily from the sale of a non-core air courier business operation. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. Management accelerated the implementation of this technology solutions initiative in order to meet the needs of its targeted national customers. This solution will provide the Company’s national customers with a single source of aggregated delivery information.

Cash flow generated from financing activities amounted to $13.4 million during fiscal 2002. The primary source of cash during fiscal 2002 was the private placement of Series F and Series G Convertible Preferred Stock through which the Company raised net cash proceeds of approximately $11.3 million and $4.1 million, respectively. The exercise of stock options resulted in proceeds of $0.2 million. Long-term debt and notes payable resulted in a use of cash flow of $2.0 million during fiscal 2002, which included a $2.0 million payment made to CEX in connection with the finalization of all purchase price adjustments, $1.8 million paid for debt financing costs, and $1.7 million provided by the revolving credit facility. For more information on long-term debt or equity, please see Notes 7 and 8, respectively, to the consolidated financial statements.

The Company reported operating income of approximately $1.9 million for fiscal 2002 and has positive working capital of approximately $21.2 million at June 29, 2002. In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity that resulted in an improvement to the balance sheet of $42.8 million.

As of June 29, 2002, the Company had no outstanding purchase commitments for capital improvements. The company has the following outstanding commitments under non cancelable operating leases:

Fiscal year:
2003	$12,900
2004	10,045
2005	4,363
2006	2,119
2007	901
Thereafter	536

$30,864

The Company’s operating plan includes the continued execution of activities it previously initiated over the past 18 months to further improve the operating performance of the Company and to meet its fiscal 2003 financial plan. These activities include, but are not limited to, expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leveraging of the consolidated back office SG&A platform. Currently, the Company has sufficient cash to fund the fiscal 2003 operating plan as discussed above. If, however, the Company elects to accelerate these activities due to customer demands or competitive pressures, the Company may need to secure additional funding. If additional funding is required, the Company will continue to secure additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

Risk Factors

The Loss of Significant Customers Could Adversely Affect the Company’s Business.    The Company’s contracts with its commercial customers typically have a term of one to three years, but are terminable upon 30 or 60 days notice. Although the Company has no reason to believe that these contracts will be terminated prior to the expiration of their terms, early termination of these contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company Could Face Significant Risks of Tax Authorities Classifying Independent Contractors as Employees.    A significant number of the Company’s drivers are currently independent contractors (meaning that they are not its employees). From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. The Company does not pay or withhold federal or state employment taxes with respect to drivers who are independent contractors. Although the Company believes that the independent contractors the Company utilize are not employees under existing interpretations of federal and state laws, the Company cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers’ compensation, will not change. If the IRS were to successfully assert that the Company’s independent contractors are in fact its employees, the Company would be required to pay withholding taxes, extend additional employee benefits to these persons and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, the Company could be required to increase their compensation since they may no longer be receiving commission-based compensation. Any of the foregoing possibilities could increase the Company’s operating costs and have a material adverse effect on its business, financial condition and results of operations.

Recent Terrorist Attacks Harmed The Company’s Business and May Harm Business in the Future. The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the logistics industry generally and the Company’s business specifically. Given the magnitude and unprecedented nature of the

September 11 terrorist attacks, it is unclear what the long-term impact of these events will be on the logistics industry in general and on the Company’s business in particular. Additional terrorist attacks, the fear of such attacks or increased hostilities could further negatively impact the logistics industry and the Company’s business, financial condition and results of operations.

The Company May Need Additional Capital if it Accelerates its Operating Plan.    Achieving the Company’s financial goals involves the continued execution of activities initiated over the past 18 months, including expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office SG&A platform. In the event that the Company elects to accelerate these activities due to customer demands or competitive pressures, the Company may need to secure additional funding.

To date, the Company has primarily relied upon debt and equity investments to fund operations and growth. If its strategy requires additional funding, the Company will continue to seek the required additional financing from lenders or through the issuance of additional equity; however, there can be no assurance that this funding can be obtained.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

The Company has revolving debt of $34.5 million at June 29, 2002 that is subject to variable interest rates. A one percent change in the interest rate would result in an impact of $345,000 on interest expense.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

(THIS PAGE INTENTIONALLY LEFT BLANK)

Report of Independent Auditors

The Board of Directors and Shareholders
Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Velocity Express Corporation and subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, cash flows and shareholders’ equity (deficit) for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Express Corporation and subsidiaries at June 29, 2002, and June 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Minneapolis, Minnesota
September 4, 2002

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 29, 2002	June 30, 2001
ASSETS

Current assets:
Cash	$2,704	$2,932
Accounts receivable, net of allowance of $2,250 and $1,160 at June 29, 2002 and June 30, 2001, respectively.	38,816	47,752
Accounts receivable—other	1,895	1,700
Prepaid workers’ compensation and auto liability insurance	11,939	13,024
Other prepaid expenses	1,304	1,735
Other current assets	552	241

Total current assets	57,210	67,384

Property and equipment, net	10,970	8,842

Goodwill	42,830	80,468
Deferred financing costs, net	1,916	834
Other assets	963	847

Total assets	$113,889	$158,375

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Trade accounts payable	$19,543	$32,600
Accrued insurance and claims	6,084	9,601
Accrued wages and benefits	2,871	5,095
Accrued legal and claims	4,017	5,957
Other accrued liabilities	3,510	16,913
Current portion of long-term debt	30	27

Total current liabilities	36,055	70,193

Long-term debt	38,756	61,242
Accrued insurance and claims	9,763	23,111

Redeemable preferred stock	—	35,421

Shareholders’ equity (deficit):
Preferred stock, $0.004 par value, 50,000 shares authorized 13,568 shares issued and outstanding at June 29, 2002	64,480	—
Preferred warrants, 1,042 outstanding at June 29, 2002	7,600	—
Common stock, $0.004 par value, 150,000 shares authorized 3,663 and 3,429 shares issued and outstanding at June 29, 2002 and June 30, 2001, respectively	15	14
Stock subscription receivable	(26)	—
Additional paid-in-capital	57,152	47,867
Accumulated deficit	(99,766)	(79,409)
Foreign currency translation	(140)	(64)

Total shareholders’ equity (deficit)	29,315	(31,592)

Total liabilities and shareholders’ equity (deficit)	$113,889	$158,375

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	June 29, 2002	June 30, 2001	July 1, 2000
Revenue	$342,727	$471,682	$471,152
Cost of services	264,766	377,498	364,881

Gross profit	77,961	94,184	106,271

Operating expenses:
Occupancy	13,071	15,570	13,975
Selling, general and administrative	62,969	100,855	115,609
Restructuring charge	—	7,060	—

Total operating expenses	76,040	123,485	129,584

Income (loss) from operations	1,921	(29,301)	(23,313)

Other income (expense):
Interest expense	(12,577)	(6,334)	(5,272)
Common stock warrant charge	(1,048)	—	—
Other	1,225	364	373

Net loss	$(10,479)	$(35,271)	$(28,212)

Net loss applicable to common shareholders	$(20,357)	$(35,022)	$(31,720)

Basic and diluted net loss per share	$(5.82)	$(10.51)	$(11.37)

Basic and diluted weighted average number of common shares outstanding	3,500	3,333	2,790

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 1999	—	$—	—	$—	—	$—	—	$—	—	$—

Private placement of common stock	—	—	—	—	—	—	—	—	—	—
Warrants related to senior subordinated note	—	—	—	—	—	—	—	—	—	—
Value of preferred stock conversion feature	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at July 1, 2000	—	—	—	—	—	—	—	—	—	—

Value of preferred stock conversion feature	—	—	—	—	—	—	—	—	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Adjustments to Series B redeemable preferred stock and Series B and C warrants	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—	—	—
Common Stock warrant	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Issuance of common stock as litigation settlement	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at June 30, 2001	—	—	—	—	—	—	—	—	—	—

Beneficial conversion of Bridge Notes	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Subscription notes	—	—	—	—	—	—	—	—	—	—
Value of Common Warrants issued in connection with sale of Series F Preferred	—	—	—	—	—	—	—	—	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Accretion of Series D Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Adjustments to Series C and D warrants to fair value	—	—	—	—	—	—	—	—	—	—
Reclassification of Preferred instruments to Shareholders’ Equity after redemption right waivers	2,807	24,304	2,000	13,600	1,895	11,327	1,073	11,603	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Options issued for services rendered	—	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—
Issuance of Series G Convertible Preferred Stock	—	—	—	—	—	—	—	—	5,865	4,399
Offering costs	—	—	—	—	—	—	—	(144)	—	(20)
Conversion of Series D to Common Stock	—	—	—	—	(65)	(519)	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(7)	(70)	—	—

Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379

SEE ACCOMPANYING NOTES.

Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
Shares	Amount	Shares	Amount
—	$—	2,122	$9	$—	$15,604	$(12,667)	$—	$2,946

—	—	580	2	—	15,774	—	—	15,776
—	—	—	—	—	1,708	—	—	1,708
—	—	—	—	—	3,508	(3,508)	—	—
—	—	73	—	—	1,634	—	—	1,634
—	—	471	2	—	4,351	—	—	4,353
—	—	27	—	—	617	—	—	617
—	—	7	—	—	96	—	—	96

—	—	—	—	—	—	(28,212)	—	(28,212)
—	—	—	—	—	—	—	(41)	(41)

								(28,253)

—	—	3,280	13	—	43,292	(44,387)	(41)	(1,123)

—	—	—	—	—	2,670	—	—	2,670
—	—	—	—	—	—	(665)	—	(665)
—	—	—	—	—	—	914	—	914
—	—	7	—	—	162	—	—	162
—	—	22	—	—	337	—	—	337
—	—	—	—	—	455	—	—	455
—	—	—	—	—	402	—	—	402
—	—	120	1	—	549	—	—	550

—	—	—	—	—	—	(35,271)	—	(35,271)
—	—	—	—	—	—	—	(23)	(23)

								(35,294)

—	—	3,429	14	—	47,867	(79,409)	(64)	(31,592)

—	—	—	—	—	4,120	—	—	4,120
—	—	—	—	—	2,700	(2,700)	—	—
—	—	—	—	—	258	(258)	—	—
—	—	—	—	—	—	(348)	—	(348)
—	—	—	—	—	—	(182)	—	(182)
—	—	—	—	—	—	(6,390)	—	(6,390)
1,042	7,600	—	—	(90)	—	—	—	68,344
—	—	—	—	72	—	—	—	72
—	—	—	—	—	1,383	—	—	1,383
—	—	—	—	—	28	—	—	28
—	—	54	—	—	200	—	—	200
—	—	2	—	—	8	—	—	8
—	—	—	—	(8)	—	—	—	4,391
—	—	—	—	—	—	—	—	(164)
—	—	153	1	—	518	—	—	—
—	—	25	—	—	70	—	—	—

—	—	—	—	—	—	(10,479)	—	(10,479)
—	—	—	—	—	—	—	(76)	(76)

								(10,555)

1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended
	June 29, 2002	June 30, 2001	July 1, 2000
OPERATING ACTIVITIES
Net loss	$(10,479)	$(35,271)	$(28,212)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,730	4,751	4,696
Amortization	921	6,383	3,742
Equity instruments issued in lieu of payment for services received	1,217	402	—
Non-cash interest expense	9,057	342	285
Other	69	377	934
Gain on sale of assets	(1,064)	—	—
(Gain) loss on retirement of equipment	(80)	(70)	52
Non-cash portion of merger and restructuring charge	—	1,812	71
Change in operating assets and liabilities:
Accounts receivable	7,253	9,946	(4,365)
Other current assets	(27)	(3,205)	(5,850)
Other assets	(298)	(19)	1,794
Accounts payable	(3,872)	1,808	13,184
Accrued liabilities	(16,273)	(20,165)	(5,224)

Cash used in operating activities	(9,846)	(32,909)	(18,893)

INVESTING ACTIVITIES
Proceeds from sale of assets	1,198	1,458	498
Purchases of property and equipment	(4,895)	(2,636)	(4,223)
Acquisition of business, net of cash acquired	—	—	(58,513)
Notes receivable	—	1,172	(1,354)
Other	(102)	(23)	(162)

Cash used in investing activities	(3,799)	(29)	(63,754)

FINANCING ACTIVITIES
Borrowings under revolving credit agreement, net	1,725	10,860	21,903
Payments on acquisition notes	(2,000)	(2,934)	(4,388)
Proceeds from issuance of preferred stock, net	15,236	13,535	25,261
Proceeds from notes payable and long-term debt	—	10,000	22,513
Proceeds from issuance of common stock, net	209	499	20,849
Debt financing costs	(1,753)	(83)	—
Proceeds from stock subscription receivable	—	—	250

Cash provided by financing activities	13,417	31,877	86,388

Net (decrease) increase in cash and cash equivalents	(228)	(1,061)	3,741

Cash and cash equivalents, beginning of year	2,932	3,993	252

Cash and cash equivalents, end of year	$2,704	$2,932	$3,993

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$6,519	$4,565	$5,023

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

Reincorporation – On December 18, 2001, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into its wholly-owned Delaware subsidiary, Velocity Express Corporation. The merger was effective as of January 4, 2002 at which time United Shipping & Technology, Inc. ceased to exist as a separate corporate entity, and all of its assets and liabilities became the assets and liabilities of Velocity Express Corporation. The name of the Company was changed to Velocity Express Corporation.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends the Saturday closest to June 30th. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2002, 2001 and 2000 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from the same-day transportation and distribution/logistics services is recognized when services are rendered to customers.

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. Further, the Company does not have any one customer that accounts for 10% or more of its revenues. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on management’s evaluation of collectibility, historical experiences, and other economic factors.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost, which approximates market value.

Long-Lived Assets

The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

Goodwill

Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible assets of the business acquired and, prior to July 1, 2001, was being amortized on the straight-line basis. Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized over its useful life, but rather, must be tested for impairment annually, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of reporting unit goodwill, as determined pursuant to the statement, exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. The Company has one reporting unit for purposes of SFAS No. 142. The Company performed the annual impairment test, and no impairment was noted.

See Note 6, Goodwill, for effects of adoption of SFAS No. 142 in fiscal year 2002.

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of the Company’s debt agreements and are being amortized using the straight-line method over the terms of the related debt.

Income Taxes

The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders’ equity.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of shareholders’ equity.

Stock Plans and Awards

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Pro forma net earnings and earnings per share are presented in Note 8 as if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation.

Reverse Stock Split

On April 25, 2002, the Company effected a one-for-five reverse stock split, which resulted in the automatic conversion of five shares of issued and outstanding Common Stock into one share of Common Stock. For Preferred Stock, options and warrants outstanding, the number of shares of Common Stock that may be purchased upon the exercise of such options, warrants and the number of shares of Common Stock that may be issued upon the conversion of Preferred Stock, and the per share exercise or conversion prices thereof, have been adjusted appropriately to give effect to the reverse stock split.

The reverse stock split affected all stockholders equally resulting in each shareholder owning a reduced number of shares of Common Stock but the same percentage of the outstanding shares, except for adjustments for fractional interests that resulted from the reverse stock split. Any fractional share interest resulting from the reverse stock split was rounded upward to the nearest whole share. Following the reverse stock split, each share of Common Stock resulting from the reverse stock split entitled the holder thereof to one vote per share and was otherwise identical to the outstanding Common Stock immediately prior to the reverse stock split.

The reverse stock split did not affect the par value of the Common Stock and had no impact on total shareholders’ equity. All share and per share information has been retroactively adjusted to reflect the effect of the reverse stock split.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. The adoption of this statement beginning fiscal 2003 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The adoption of this statement in fiscal 2003 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.    ACQUISITION

Effective August 28, 1999, the Company acquired from CEX Holdings, Inc. (“CEX”) all of the outstanding shares of common stock of Velocity Express, Inc. (“Velocity”), formerly known as Corporate Express Delivery Systems, Inc., a provider of same-day delivery solutions. The acquisition purchase price, which was accounted for using the purchase method of accounting, was approximately $91.2 million, subject to adjustment as defined in the merger agreement. The purchase price consisted of $43 million in cash provided by an institutional debt financier and an investment firm, and $19.5 million in a combination of short and long-term notes issued to CEX. The Company, as a result of the acquisition, received approximately $86.6 million of Velocity’s assets and assumed approximately $115.3 million of Velocity’s liabilities, which resulted in the Company recognizing approximately $91.2 million in goodwill. The results of Velocity’s operations have been included in the Company’s consolidated financial statements since August 28, 1999.

On August 2, 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity. Under the terms of the settlement regarding the purchase price, the Company was no longer liable for the convertible subordinated note to CEX in the amount of $3.6 million, the long-term subordinated note to CEX of $6.5 million, the short-term subordinated note to CEX of $4.4 million and the accrued interest related to the notes of approximately $2.8 million. Additionally, the purchase price adjustments provide for the discharge of certain pre-acquisition insurance liabilities totaling approximately $13.5 million as well as certain other adjustments which had the impact of reducing specific liabilities by approximately $12.0 million. The purchase price adjustments totaling approximately $42.8 million were recorded as an offset to the goodwill in the Company’s first quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company finalized all purchase price adjustments associated with the amendment to the merger agreement resulting in a reduction in the previously reported adjustment to goodwill of approximately $3.1 million. In conjunction with the agreement pertaining to the purchase price adjustments, the Company issued common stock warrants for services rendered by two outside consultants, one of whom was subsequently appointed Chairman of the Board of the Company. The fair value of the warrants amounted to approximately $1.0 million and is included in other expense in the statement of operations.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values.

4.    RESTRUCTURING

In connection with the acquisition of Velocity, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. As of June 29, 2002, approximately $3.7 million in costs (primarily related to severance payments and lease terminations) has been charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the year.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In fiscal 2001, the Company took a restructuring charge of $7.1 million consisting of $2.2 million related to severance costs associated with a workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write-off of equipment. As of June 29, 2002, $7.1 million in costs have been charged against the reserve.

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Land	$194	$194
Buildings and leasehold improvements	1,144	805
Furniture, equipment and vehicles	22,248	17,896

	23,586	18,895
Less accumulated depreciation	(12,616)	(10,053)

Total	$10,970	$8,842

6.    GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible assets acquired in business combinations. Management periodically reviews goodwill for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment loss would be recorded in the period such determination is made. Accumulated amortization at June 29, 2002 and June 30, 2001 was $9.4 million. Effective with fiscal 2002, the Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets and therefore no longer amortizes goodwill.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the goodwill amortization is as follows:

	June 29, 2002	June 30, 2001	July 1, 2000
	(Amounts in thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(20,357)	$(35,022)	$(31,720)
Add back goodwill amortization	—	6,099	3,311

Adjusted net loss applicable to common shareholders	$(20,357)	$(28,923)	$(28,409)

Basic and diluted net loss per share:
Net loss applicable to common shareholders, as reported	$(5.82)	$(10.51)	$(11.37)
Effect of goodwill amortization	—	1.83	1.19

Adjusted net loss applicable to common shareholders	$(5.82)	$(8.68)	$(10.18)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

7.    LONG-TERM DEBT

Long-term debt consists of the following:

	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Revolving note	$34,488	$32,763
Senior subordinated note	4,260	3,919
Long-term subordinated note to CEX	—	6,519
Short-term subordinated note to CEX	—	4,404
Convertible subordinated note to CEX	—	3,600
18% Bridge notes	—	5,000
Subscription notes	—	5,000
Other	38	64

	38,786	61,269
Less current maturities	(30)	(27)

Total	$38,756	$61,242

The future maturities of long-term debt consist of the following (amounts in thousands):

Fiscal year:
2003	$30
2004	34,496
2005	4,260

$38,786

On January 25, 2002, the Company entered into a new revolving credit facility with Fleet Capital Corporation, which replaced the credit facility with GE Capital. Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest for the first year is payable monthly at a rate of prime plus 1.25% (6.0% at June 29, 2002). The Company may elect the rate of LIBOR plus 3% at its discretion in which case interest is payable at the end of a LIBOR advance period. Further, the Company has the ability to lower these margins by 0.50% over the remainder of the agreement provided it meets certain conditions as defined in the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the new facility is two years, ending January 2004.

In exchange for a long-term guarantee to provide additional collateral support under the revolving note during the second quarter of fiscal 2002, the Company agreed to compensate its largest investor by reducing the conversion prices of the Series B and Series C Preferred. In conjunction with the conversion price amendment, the Company incurred a charge of $4.0 million, which was recorded as non-cash interest expense.

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount was $0.7 million at June 29, 2002, and is being amortized over the remaining three-year life of the note.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement whereby the convertible subordinated note, the long-term subordinated note, and the short-term subordinated note along with all accrued interest thereon, totaling approximately $14.5 million of notes and $2.8 million of accrued interest, were terminated. For additional information regarding the settlement with CEX, see Note 3.

The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the “Bridge Loan Agreement”), pursuant to which the Company received $3.5 million and $1.5 million, respectively. The indebtedness was represented by promissory notes, payable on July 4, 2001, bearing interest at a rate of 18% per annum (the “Bridge Notes”), which were convertible at the option of the lender into 909,090 shares of the Company’s Series D Preferred at an exercise price of $5.50 per share upon shareholder approval of the conversion. In September 2001, shareholders approved the conversion, and the Bridge Notes and accrued interest thereon were converted to Series D Preferred.

The Company entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the “Subscription Notes”). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million. Each Subscription Note was converted into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred upon shareholder approval, which was obtained in September 2001.

Substantially all of the assets and operations of the Company have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on distributions, loans and investments, capital expenditures, new indebtedness and changes in capital structure. The Company is also required to maintain a financial covenant related to its interest coverage ratio. The agreements with the lenders also require the Company to obtain the consent of the lenders for additional acquisitions.

8.    SHAREHOLDERS’ EQUITY

At June 29, 2002, the following shares of the Company’s $0.004 par value stock were authorized, issued and outstanding:

	Authorized Shares	Issued and Outstanding at June 29, 2002
Series G Convertible Preferred Stock	9,000,000	5,865,331
Series F Convertible Preferred Stock	1,200,000	1,066,390
Series D Convertible Preferred Stock	3,000,000	1,829,944
Series C Convertible Preferred Stock	5,000,000	2,000,000
Series B Convertible Preferred Stock	10,000,000	2,806,797
Preferred stock—undesignated	21,800,000	—
Common Stock	150,000,000	3,662,603

Redemption Rights Waivers

In December 2001, the Company reached agreements with the holders of each series of its then outstanding Preferred stock pursuant to which such holders waived their rights to the cash redemption features of their respective series of Preferred stock. These waivers allowed the Company to reclassify the Preferred stock into shareholders’ equity.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Series G Convertible Preferred Stock

In May 2002, the Company issued 5,865,331 shares of Series G Preferred for net proceeds of $4.1 million. The initial conversion price of the Series G Preferred was $3.75, and, at the time of issuance, each share of Series G Preferred was convertible, upon shareholder approval, into 0.2 shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series G is convertible are subject to adjustment in order to prevent dilution. Series G Preferred shareholders must wait at least 180 days from the date of the issuance of the shares before requesting registration rights.

Series F Convertible Preferred Stock

During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.3 million. The initial conversion price of the Series F Preferred was $2.75, and, at the time of issuance, each share of Series F Preferred was convertible into four shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series F is convertible are subject to adjustment in order to prevent dilution. The Company also issued warrants to purchase 360,128 shares of common stock in connection with these sales. At June 29, 2002, 1,066,390 shares of Series F Preferred are outstanding.

Series D Convertible Preferred Stock

During fiscal 2002 at a special shareholders’ meeting, the Company’s shareholders approved the conversion of the Bridge Notes and the Subscription Notes (Note 7) that the Company entered into in fiscal 2001 into shares of Series D Preferred, resulting in the issuance of 1,642,444 shares of Series D Preferred. As a result of the conversion, the Company recorded a $4.7 million non-cash interest charge. The initial conversion price of the Series D Preferred was $4.00, and, at the time of issuance, each share of Series D Preferred was convertible into two shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series D is convertible are subject to adjustment in order to prevent dilution.

The Company’s Series D Preferred that resulted from the conversion of the subscription notes was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was $2.7 million and was recognized as a return to the preferred shareholders at the date of shareholder approval since the Series D Preferred was immediately convertible.

In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the “Bridge Warrants”).

In fiscal 2001, the Company entered into securities purchase agreements in connection with the sale of Series D Preferred. The Company sold 252,429 shares of Series D Preferred at $8.00 per share for approximately $2.0 million.

Series C Convertible Preferred Stock

In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the “Series C Preferred”) at $6.00 per share for total proceeds of $12.0 million and the cancellation of two warrants issued in connection with the Series B Preferred. The initial conversion price of the Series C Preferred was $30.00, and, at the time of issuance, each share of Series C Preferred was convertible into 0.20 shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series C is convertible are subject to adjustment in order to prevent dilution.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $0.01 per share (the “Series C Warrants”). The fair value of the Series C Warrants was determined to be approximately $3.5 million and was allocated from the value received from the Series C Preferred Stock. The $2.7 million remaining fair value received for the Series C Preferred in excess of the Series C Preferred redemption value and the Series C Warrants was recorded as additional paid-in capital.

Series B Convertible Preferred Stock

In May 2000, the Company entered into an agreement to sell 2,806,797 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) at a price of $9.00 per share for a total of approximately $25.3 million. Three separate warrants were issued to the Series B Preferred shareholders subject to approval at a special meeting of shareholders in August 2000. The fair value of the warrants issued with the Series B Preferred was allocated from the carrying amount of the Series B Preferred to the respective warrants at the August 2000 measurement date. The initial conversion price of the Series B Preferred was $45.00, and, at the time of issuance, each share of Series B Preferred was convertible into 0.20 shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series B is convertible are subject to adjustment in order to prevent dilution.

In September 2000, two of the warrants issued to the Series B Preferred shareholders were exchanged as partial consideration for the Series C Preferred. The remaining outstanding warrant issued with the Series B Preferred provides for the purchase of an aggregate of 85,000 shares of the Company’s common stock. The warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 3,000,000 options granted under the Company’s 2000 Stock Option Plan (“2000 Plan”) are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The warrant expires on May 31, 2004.

The Company’s Series B Preferred was deemed to have contained beneficial conversion features that were recognized as a deemed dividend to preferred shareholders. The value of the proceeds allocated to the beneficial conversion feature was approximately $3.5 million and was recognized in fiscal 2000 as a return to the preferred shareholders at the date of issuance since the Series B Preferred is immediately convertible.

Preferred Warrants

In connection with the redemption rights waivers that the Company obtained from the preferred shareholders in December 2001, the Series C and Series D warrants were adjusted to their market values at December 14, 2001. The adjustments amounted to $3.6 million and $2.0 million, respectively, for the Series C and Series D warrants, and were recorded as charges to additional paid-in-capital. The charges resulted in carrying amounts of $4.1 million and $3.5 million, respectively, at June 29, 2002.

All the Company’s convertible preferred stock and the related warrants are subject to adjustments to prevent dilution.

Common stock

During fiscal 2002, the Company issued 25,448 shares of common stock as a result of shareholder conversions of Series F Preferred and 152,787 shares of common stock as a result of shareholder conversions of Series D Preferred.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In May 2001 pursuant to a settlement agreement dated June 20, 2000 between the Company and a former employee, the Company issued 100,000 shares of its common stock in connection with the settlement of certain litigation. Previously, in August 2000, the Company issued 20,000 shares of its common stock in connection with this settlement.

In January 2000, an accredited investor purchased 133,334 shares of the Company’s common stock at $37.50 per share for a total purchase price of $5.0 million.

In December 1999, the Company issued to a director 4,417 shares of common stock in payment for consulting fees performed on behalf of the Company. Also in January 2000, the Company sold to five accredited investors an aggregate of 5,000 shares of common stock at a purchase price of $25.125 per share, together with warrants to purchase an aggregate of 500 shares of common stock at an exercise price of $62.50 per share for a period of five years.

In December 1999, the Company sold to an accredited investor 10,000 shares of common stock at a purchase price of $31.875 per share, together with a warrant to purchase 1,000 shares of common stock at an exercise price of $31.875 per share for a period of five years. In December 1999, the Company also sold to seven institutional investors an aggregate of 358,209 shares of common stock at a purchase price of $25.125 per share, together with warrants to purchase an aggregate of 35,821 shares of common stock at an exercise price of $62.50 per share for a period of five years.

In September 1999, the Company sold to five accredited investors 24,800 shares of common stock at a purchase price of $22.50 per share, together with warrants to purchase an aggregate of 8,267 shares of common stock at an exercise price of $22.50 per share for a period of one year.

Between July 26, 1999 and August 12, 1999 the Company sold to four accredited investors an aggregate of 47,400 shares of common stock at prices ranging from $14.35 to $17.50 per share, for an aggregate of $750,000. In connection with the sales, the Company issued to two of the purchasers one-year warrants to purchase an aggregate of 3,334 shares of common stock at an exercise price of $11.25 per share.

In July 1999, the Company sold to certain of its employees an aggregate of 1,523 shares of its common stock at a purchase price of $15.00 per share.

Stock Options and Warrants

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 2,310,000 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a three-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. No performance shares or restricted stock are outstanding at June 29, 2002, June 30, 2001 or July 1, 2000.

The Company has 983,559 shares available for grants under the option plans at June 29, 2002.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s stock option plans as of June 29, 2002 and activity during the three fiscal years then ended is presented below:

	Options Outstanding Under the Plan		Weighted-Average Exercise Price
	ISO	Non-ISO
Balance at June 30, 1999	46,950	154,403	$5.25
Granted	394,552	350,182	46.64
Exercised	(1,200)	(72,000)	22.47

Balance at July 1, 2000	440,302	432,585	39.12
Granted	127,505	39,000	10.69
Exercised	(7,193)	—	22.01
Forfeited	(199,627)	—	42.68

Balance at June 30, 2001	360,987	471,585	32.72
Granted	497,849	220,032	6.72
Exercised	(28,637)	(25,001)	3.73
Forfeited	(217,605)	(111,000)	47.58

Balance at June 29, 2002	612,594	555,616	$13.90

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$1.88 – 4.02	128,102	6.37	$ 2.24	116,102	$ 2.12
5.15 – 9.85	746,909	8.67	6.70	271,721	7.03
10.00 – 17.50	70,732	6.69	12.05	34,582	13.26
22.50 – 34.38	73,513	7.14	26.36	71,013	26.08
53.75 – 74.30	148,954	7.72	54.76	148,954	54.76

	1,168,210	8.09	$13.90	642,372	$19.65

A summary of the common stock warrants outstanding at June 29, 2002 is as follows:

Common Stock Warrants Outstanding
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$2.00 – 3.00	444,576	3.79	$ 2.10
3.44 – 3.60	372,505	4.12	3.60
4.25 – 9.35	753,054	6.15	8.40
10.00 – 19.38	49,100	1.84	14.21
25.13 – 64.63	149,267	1.85	42.74

	1,768,502	4.64	$ 8.87

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In fiscal 2002, the Company issued four non-qualified stock options outside of the Company’s 2000 Stock Option Plan to four employees for the purchase of 20,000 shares of common stock at a purchase price of $6.25 per share.

In fiscal 2001, the Company issued three non-qualified stock options outside of the Company’s 2000 Stock Option Plan to three employees for the purchase of 95,000 shares of common stock at purchase prices ranging from $17.66 to $19.78 per share.

In fiscal 2000, the Company issued two non-qualified stock options outside of the Company’s 2000 Stock Option Plan to an employee for the purchase of 65,000 shares of common stock at purchase prices ranging from $24.75 to $54.38 per share.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to elect to utilize APB Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted and shares sold pursuant to the purchase plan as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below for fiscal years 2002, 2001 and 2000:

	2002	2001	2000
	(In thousands, except per share amounts)
Net loss applicable to common shareholders:
As reported	$(20,357)	$(35,022)	$(31,720)

Pro forma	$(20,766)	$(43,248)	$(36,799)

Basic and diluted loss per common share:
As reported	$(5.82)	$(10.51)	$(11.37)

Pro forma	$(5.93)	$(12.98)	$(13.19)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock volatility	115%	121%	134%
Risk-free interest rate	2.5%	4.0%	6.2%
Expected life of options	3	5	5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Under the forgoing assumptions, the weighted-average fair value of each option granted during fiscal year 2002, 2001 and 2000 was $3.95, $7.95 and $41.35, respectively.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for fiscal 2002, 2001 and 2000:

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(10,479)	$(35,271)	$(28,212)
Beneficial conversion feature	(2,700)	—	(3,508)
Adjustment of Common Warrants issued in connection with sale of Series F Preferred to market value	(258)	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	(348)	(665)	—
Accretion of Series D Redeemable Preferred Stock to its redemption value	(182)	—	—
Adjustment of Preferred Series B Warrants to market value	—	(2,296)	—
Adjustment of Preferred Series C Warrants to market value	(3,770)	3,210	—
Adjustment of Preferred Series D Warrants to market value	(2,620)	—	—

Net loss applicable to common shareholders	$(20,357)	$(35,022)	$(31,720)

Denominator for basic and diluted loss per share
Weighted average shares	3,500	3,333	2,790

Basic and Diluted Loss Per Share	$(5.82)	$(10.51)	$(11.37)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

9.    INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows:

	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Deferred tax assets:
Net operating loss carry forwards	$33,984	$26,953
Reserves, allowances and accruals	7,285	8,204

	41,269	35,157
Deferred tax liabilities:	(1,323)	(539)

	39,946	34,618
Valuation allowance	(39,946)	(34,618)

	$—	$—

At June 29, 2002, the Company had net operating loss carry forwards for income tax purposes of approximately $89.4 million, which expire 2005 through 2022. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $5.3 million, $17.8 million and $12.4 million in fiscal years 2002, 2001 and 2000, respectively, and resulted principally from net operating loss carry forwards.

10.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, and buildings under non-cancelable leases. Future minimum lease commitments under non-cancelable leases as of June 29, 2002 were as follows (amounts in thousands):

Fiscal year:
2003	$12,900
2004	10,045
2005	4,363
2006	2,119
2007	901
Thereafter	536

$30,864

Rent expense was $16.5 million, $23.1 million and $29.4 million during the years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Automobile and Workers’ Compensation Liabilities

The Company is partially self-insured for automobile, workers’ compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. The Company pre-funds this estimated liability on a monthly basis based upon actuarial loss projections. As of June 29, 2002 and June 30, 2001, the Company has deposits recorded of $11.9 million and $13.0 million, respectively.

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of their business. The Company determined the size of its legal reserve with respect to these matters in accordance with generally accepted accounting principles based on management’s estimate of the most likely liability. In the opinion of management, none of these legal proceedings or claims is expected to have a material effect upon the Company’s financial position or results of operations. However, the impact on cash flows might be material in the periods such claims are settled and paid.

11.    EMPLOYEE BENEFIT PLANS

The Company has defined contribution retirement plans (the “Plans”) in accordance with Section 401(k) of the Internal Revenue Code. All full-time employees of the Company and its subsidiaries are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contribution for fiscal 2002, and contributed $1.2 million and $1.6 million for the fiscal years 2001 and 2000, respectively.

12.    RELATED PARTY TRANSACTIONS

The Company has entered into service agreements with MCG Global, LLC and its related entities (“MCG”). Vincent A. Wasik, currently a shareholder and Chairman of the Board of the Company, is an owner and principal of MCG, although he was neither a shareholder nor Chairman of the Board at the time the initial service agreement was entered into. Under the agreements, MCG has provided services in connection with the Company’s business that include the following matters: (1) management and consulting assistance with operations, debt structure, vendors and contractual obligations; (2) negotiation and settlement of the Company’s rights and obligations under the September 24, 1999 Merger Agreement under which the Company acquired Velocity; (3) assistance with all aspects of the Company’s replacement of its Senior Revolving Credit Facility held by GE Capital Corporation and mezzanine debt facility held by Bayview Capital Partners LP; and (4) services in connection with the Company’s centralization of data platforms, cash and lock-box management, consolidation of back office functions, technology initiatives and strategic planning. The Company granted a total of 245,000 warrants to purchase common stock. Cash and warrant-based compensation for these services amounted to $1.8 million in fiscal 2002.

One of the Company’s former board members is a partner in the senior subordinated note lender. During fiscal 2000, in addition to the lender providing debt financing of $5.0 million for the Velocity acquisition, the former board member and other partners in the senior subordinated note lender collectively purchased 4,731 shares of the Company’s common stock and received 475 warrants at an exercise price of $62.50 per share.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Proceeds from the sale of common stock were approximately $0.1 million. These transactions were valued at the fair value of the Company’s warrants and stock at the time of the transactions.

During fiscal 2000, the Company sold its Midnite Express operations to an employee of the Company. The employee resigned from the Company at the time of the sale. The Company received proceeds from the sale of approximately $1.6 million, which consisted of approximately $1.4 million in notes receivable and $0.2 million in cash, the fair value allocated as a result of purchase accounting for the Velocity acquisition. At June 30, 2001, the balance of the receivable was $0.2 million and was included with Other Assets.

13.    CASH REQUIREMENTS

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company achieved operating profit in fiscal 2002, the Company incurred operating losses in fiscal 2001 and fiscal 2000.

The Company’s operating plan includes the continued execution of activities it previously initiated over the past 18 months to further improve the operating performance of the Company and to meet its fiscal 2003 financial plan. These activities include, but are not limited to, expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leveraging of the consolidated back office SG&A platform. Currently, the Company has sufficient cash to fund the fiscal 2003 operating plan as discussed above. If, however, the Company elects to accelerate these activities due to customer demands or competitive pressures, the Company may need to secure additional funding. If additional funding is required, the Company will continue to secure additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

14.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended
	September 29, 2001	December 29, 2001	March 30, 2002	June 29, 2002
Revenue	$95,788	$84,415	$81,539	$80,985
Gross profit	19,805	19,287	19,243	19,626
(Loss) income from operations	(681)	300	612	1,690
Net (loss) income applicable to common shareholders	(11,414)	(9,672)	(180)	909

Basic net (loss) income per share	$(3.33)	$(2.81)	$(0.05)	$0.25

Diluted net (loss) income per share	$(3.33)	$(2.81)	$(0.05)	$0.04

	Three Months Ended
	September 30, 2000	December 30, 2000	March 31, 2001		June 30, 2001
Revenue	$133,091	$119,719	$112,214		$106,658
Gross profit	28,291	23,549	21,741		20,603
Loss from operations	(5,535)	(6,057)	(10,173)		(7,536)
Net loss applicable to common shareholders	(9,575)	(7,461)	(11,672	)(1)	(6,314	)(1)

Basic and diluted net loss per share	$(2.90)	$(2.24)	$(3.51)		$(1.87)

(1)	The net loss applicable to common shareholders in the third and fourth quarters of fiscal 2001 includes $4.4 million and $2.7 million, respectively, for restructuring charges (see Note 4).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company’s 2002 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s 2002 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company’s 2002 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s 2002 Proxy Statement.

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits.

Reference is made to the Exhibit Index.

(b)	Reports on Form 8-K.

The Company filed one report on Form 8-K during the fiscal quarter ended June 29, 2002, as follows:

(i)
Current Report on Form 8-K filed on April 25, 2002, relating to the issuance of a press release announcing financial results for the third fiscal quarter and the enactment of a one-for-five reverse stock split.

(c)	Financial Statement Schedules.

II—Valuation and Qualifying Accounts – years ended June 29, 2002, June 30, 2001 and July 1, 2000.
All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on September 27, 2002.

VELOCITY EXPRESS CORPORATION

By:	/s/ JEFFRY J. PARELL
Jeffry J. Parell Chief Executive Officer

By:	/s/ MARK E. TIES
Mark E. Ties Chief Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wesley C. Fredenburg and Mark E. Ties, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT A. WASIK Vincent A. Wasik	Chairman	September 26, 2002

/s/ JEFFRY J. PARELL Jeffry J. Parell	Chief Executive Officer and Director	September 26, 2002

/s/ TIMOTHY BECKER Timothy Becker	Director	September 26, 2002

/s/ JAMES BROWN James Brown	Director	September 26, 2002

/s/ DOUGLAS HSIEH Douglas Hsieh	Director	September 26, 2002

/s/ ALEX PALUCH Alex Paluch	Director	September 26, 2002

/s/ WILLIAM S. COHEN William S. Cohen	Director	September 27, 2002

/s/ JACK F. KEMP Jack Kemp	Director	September 25, 2002

/s/ RICHARD A. KASSAR Richard A. Kassar	Director	September 26, 2002

CERTIFICATIONS

I, Jeffry J. Parell, certify that:

1.	I have reviewed this annual report of Velocity Express Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:	September 27, 2002

/s/ JEFFRY J. PARELL Jeffry J. Parell Chief Executive Officer

I, Mark E. Ties, certify that:

1.	I have reviewed this annual report of Velocity Express Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:	September 27, 2002

/s/ MARK E. TIES Mark E. Ties Chief Financial Officer

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2002, 2001 and 2000
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions (1)	Balance at End of Period
Accounts receivable reserves:
2002	$1,160	$3,165	$2,075	$2,250
2001	2,575	513	1,928	1,160
2000	23	3,184	632	2,575

(1)	write-off of accounts receivable determined to be uncollectible.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

2.2
Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company’s 8-K, filed October 8, 1999).

2.3
Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

2.4
Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

2.5
Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2, 2001 (incorporated by reference to the Company’s Form 10-Q, filed November 13, 2001).

2.6
Agreement and Plan of Merger by and between United Shipping & Technology, Inc., a Utah corporation, and Velocity Express Corporation, a Delaware corporation, dated as of December 6, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

2.7	Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity Express Corporation (a Delaware corporation).

3.1	Articles of Incorporation of United Shipping & Technology, Inc., as amended (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

3.2
Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

3.3
Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

3.4	The Company’s Articles of Incorporation, as amended and restated (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

3.5	The Company’s Bylaws, as amended (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

3.6
Certificate of Designation of Preferences and Rights of Series F Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K, filed July 20, 2001).

3.7	The Company’s Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-01652C).

Exhibit Number	Description
3.8	Certificate of Incorporation of Velocity Express Corporation dated as of December 5, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

3.9	Bylaws of Velocity Express Corporation (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

3.10
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form S-3/A, File No. 333-88568, filed June 3, 2002).

3.11	Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock

4.1	Specimen form of the Company’s Common Stock certificate (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

4.2	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 8-K filed April 5, 2002).

4.3	Specimen form of Velocity Express Corporation Common Stock Certificate

10.1	Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.3	2000 Stock Option Plan (incorporated by reference to the Company’s Definitive Schedule 14A filed on May 8, 2000).

10.4
Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.5
Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.6
Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.7
Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999

10.8
Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 228,469 shares of Common Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.9
Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to 196,531 shares of Common Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.10
Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 243,468 shares of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

Exhibit Number	Description
10.11
Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee Putnam Internet Parallel Partners, L.P. for up to 209,433 shares of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.12
Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.13
Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.14
Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.15
Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.16
Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.17
Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.18
Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.19
Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.20	Form of Warrant issued to Bayview Capital Partners LP as of May 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.21	Form of Warrant issued to Bayview Capital Partners LP as of July 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.22	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

Exhibit Number	Description
10.23
Bridge Loan Agreement dated as of January 4, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.24
Convertible Bridge Note for $3,500,000 dated January 4, 2001 issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.25
Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.26
Supplemental Bridge Loan Agreement dated as of January 31, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended December 30, 2000).

10.27	Securities Purchase Agreement dated as of March 1, 2001 among the Company and RS Investment Management, Inc. (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.28
Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.29
Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.30
Form of Warrant to purchase shares of Series D Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.31
Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.32
Form of Subscription Note issued in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.33
Form of Warrant to purchase shares of Common Stock used in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.34
Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

Exhibit Number	Description
10.35	Employment Agreement between Velocity Express, Inc. and Jeffry J. Parell dated October 16, 2000. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.36	Employment Agreement between United Shipping & Technology, Inc. and Mark E. Ties dated June 2001. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.37
Employment Agreement between United Shipping & Technology, Inc. and Wesley C. Fredenburg dated December 4, 2000. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.38	Contractor Services Agreement between United Shipping & Technology, Inc. and MCG Global, LLC dated May 15, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.39
Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to MCG Global, LLC dated May 15, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.40
Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.41
Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of January 25, 2002. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.42	Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.43
Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors in April 2002. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

99.1	CEO Certification pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002