Form 10-K/A
period 2002-06-29
VELOCITY EXPRESS CORP
filed 2002-10-08
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-K/A-1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

Commission File No. 0-28452

VELOCITY EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0355929
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7803 Glenroy Road, Suite 200, Minneapolis, Minnesota	55439
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,917,666 as of September 18, 2002.

As of September 18, 2002, there were 4,162,120 shares of Common Stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position
Vincent A. Wasik	57	Chairman
Jeffry J. Parell	47	Chief Executive Officer and Director
Timothy G. Becker	42	Director
James Brown	38	Director
Douglas Hsieh	32	Director
Alex Paluch	46	Director
William S. Cohen	61	Director
Jack F. Kemp	67	Director
Richard A. Kassar	55	Director
Mark E. Ties	37	Chief Financial Officer and Treasurer
Wesley C. Fredenburg	50	General Counsel and Secretary
D. Brad Frederiksen	49	Chief Information Officer
Victor A. Serri	47	Senior Vice President—Operations of Velocity Express
Sarah V. Kerrigan	40	Senior Vice President of Human Resources of Velocity Express
Drew Kronick	39	Senior Vice President, National Accounts & Logistics Services

Vincent A. Wasik.    Mr. Wasik was appointed as the Company’s Chairman of the Board in August 2001. In 1995, Mr. Wasik co-founded MCG Global, a private equity firm sponsoring leveraged buyout acquisitions and growth capital investments and has served as Principal of MCG Global since that time. From 1988 to 1991, Mr. Wasik served as Chairman and CEO of National Car Rental System, Inc. From 1980 to 1983, he served as President and CEO of Holland America Line. Mr. Wasik currently serves as an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut.

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

Timothy G. Becker.    Mr. Becker is a director of the Company and a principal of Lighthouse Management Group, LLC, and until January 2001, was the Company’s Executive Vice President Mergers and Acquisitions. From June 1998 to November 2000, Mr. Becker was the Company’s Chief Financial Officer and Treasurer. From March 1998 to May 1998, Mr. Becker rendered consulting services to the Company in connection with its strategic restructuring. Between February 1994 and March 1998, Mr. Becker worked as an independent financial workout consultant for his own firm, the Becker Group, Ltd., and during this time Mr. Becker served as Chief Financial Officer of Primo Piatto, Inc. Mr. Becker has over 16 years of experience with a variety of companies during periods of financial crisis and rapid change along with positioning companies and their balance sheets for sale, merger or acquisitions. Mr. Becker is a Certified Public Accountant and is a past board member of the Minnesota Chapter of Turnaround Management Association. Mr. Becker is currently a member of the board of directors of Pink Business Interiors, Inc.

James G. Brown.    Mr. Brown was elected to the Company’s Board in July 2000. Mr. Brown is a founder and Managing Director of TH Lee Putnam Ventures, L.P., a $1 billion private equity fund focused exclusively on

Internet and eCommerce companies. Previously, from 1995 to 1999, he served as a Senior Vice President and Industry Leader of GE Equity where he was responsible for strategic and financial investments in eCommerce/Internet, consumer services and media/entertainment companies. Prior to joining GE Equity, Mr. Brown worked with Lehman Brothers as a Vice President from 1994 to 1995. Before that, he served at Bain & Co., an international consulting firm, from 1992 to 1994. He began his career in the media industry, serving two years with A.C. Nielsen in research and two years with CBS Television Network in marketing. In addition to the Company, Mr. Brown is a director of HomePoint Corp., FaceTime Communications, Inc., Prescient Markets, RealPulse.com, Inc. and LN Holdings, Inc.

Douglas Hsieh.    Mr. Hsieh was appointed to the Company’s Board in January 2001. Mr. Hsieh has been a Principal at TH Lee Putnam Ventures since June 1999. From January 1998 until May 1999, Mr. Hsieh was at GE Equity, focusing on Internet and media-related investments. From 1994 until December 1997, Mr. Hsieh was employed at Lehman Brothers as Assistant Vice President of Strategic Planning. Before that, he was a Financial Analyst with Dillon Read, Inc.

Alex Paluch.    Mr. Paluch was appointed to the Board of Directors in August 2001. Mr. Paluch is a General Partner at East River Ventures Partnership, an investment firm, focused in part on emerging technology-driven companies. Mr. Paluch currently serves on the board of directors of Equity Enterprises, Inc.

William S. Cohen.    Secretary Cohen was appointed to the Board of Directors in November 2001. Secretary Cohen currently serves as Chairman and Chief Executive Officer of The Cohen Group, an international strategic consulting firm. Prior to that, from January 1997 until January 2001, Secretary Cohen served as U.S. Secretary of Defense. From 1979 until January 1997, Secretary Cohen served as the U.S. Senator for the State of Maine. From 1973 until 1979, Secretary Cohen served as a member of the House of Representatives from Maine’s Second Congressional District. Secretary Cohen also serves as a Director of Cendant Corporation, Nasdaq, IDT Corporation and Head NV, which file reports pursuant to the Exchange Act.

Jack F. Kemp.    Mr. Kemp has served as a director since November 2001. Mr. Kemp has been Co-Director of Empower America from 1993 to the present. Mr. Kemp served as a member of Congress for 18 years and as Secretary of Housing and Urban Development from February 1989 until January 1993. In 1996, Mr. Kemp was the Republican candidate for Vice President of the United States. Mr. Kemp also serves as a director of Oracle Corporation, Hawk Corp., and Knowledgemax Inc.

Richard A. Kassar.    Mr. Kassar has been employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company since February 2002. From May 2001 to January 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From December 1999 to May 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to December 1999, he was employed by Chock Full O’Nuts in various positions, and most recently served as Senior Vice President and Chief Operating Officer.

Mark E. Ties.    Mr. Ties currently serves as the Company’s Chief Financial Officer and Treasurer. Mr. Ties joined the Company in April 2000 as its Vice President of Finance and served in that capacity until his appointment to CFO in January 2001. Mr. Ties has more than 13 years of financial experience, eight years of which have been at the executive level in a number of companies in varied industries. Since 1998 and prior to joining the Company, Mr. Ties was a Manager and Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments. From 1994 to 1998 Mr. Ties was the Chief Financial Officer of Progressive Beauty Enterprises, Inc., a regional distribution company. Prior to 1994 Mr. Ties was the corporate controller of MEI Salons, Inc. and prior to that he was a senior auditor for Coopers & Lybrand LLP. Mr. Ties is a Certified Public Accountant.

Wesley C. Fredenburg.    Mr. Fredenburg was appointed to General Counsel and Secretary in December 2000. Prior to joining the Company from February of 1997 until August 2000, Mr. Fredenburg served as General Counsel for the Automotive Rental Group of AutoNation, Inc. From December 1995 until February 1997,

Mr. Fredenburg served as the General Counsel of National Car Rental Systems, Inc. Prior to that, he was a partner in the law firm of Crowe and Dunlevy.

Brad Frederiksen.    Mr. Frederiksen joined Velocity Express in December 2000 as its Chief Information Officer. In July 2001, he was appointed Chief Information Officer of the Company. Prior to joining the company, Mr. Frederiksen served as Vice President, Information Technology at MedSource Technologies, Inc. Prior to MedSource, Mr. Frederiksen served for three years as CIO and Senior Vice President of Technology for AutoNation Inc. From 1980 until 1997, Mr. Frederiksen held various positions with Pillsbury, advancing to Senior Director, MIS-Supply Chain where he provided MIS support to three of the company’s major business lines. Subsequent to the fiscal year end, effective August 1, 2002, Mr. Frederiksen was no longer employed by the Company.

Vic Serri.    Mr. Serri joined Velocity Express in November 1998 as its Senior Vice President of Operations. Prior to that, from 1997 to 1998, Mr. Serri served as Senior Vice President with Cemex, a multinational construction materials company. Prior to that from 1995 to 1997, Mr. Serri was General Manger with Tarmac, a multinational construction materials company.

Sarah Kerrigan.    Ms. Kerrigan joined Velocity Express in April 1998 as its Assistant General Counsel. In December 2000, she was named Senior Vice President of Human Resources of Velocity Express. Prior to that, from 1992 to 1998, Ms. Kerrigan worked as an Associate Attorney for the law firm of Gardere Wynne Sewell & Riggs, L.L.P. Subsequent to the fiscal year end, effective September 27, 2002, Ms. Kerrigan was no longer employed by the Company.

Drew Kronick.    Mr. Kronick joined Velocity Express in December 2001 as its Senior Vice President of National Accounts and Logistics Services. Most recently, from December 1999 to October 2001, Mr. Kronick served as President of Veredex Logistics and was co-founder of deliverEnow.com, both technology and same-day logistics solutions companies. Prior to that, from November 1995 to December 1999, he served as Corporate Vice President of Sales and Marketing of Consolidated Delivery & Logistics, a national provider of time-critical delivery and logistics solutions, a company of which he was a founding member.

There is no family relationship between directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and the holders of 10% or more of the Company’s stock to file with the Securities and Exchange Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company’s review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal 2002, its directors, executive officers and holders of 10% or more of the Company’s stock filed all reports on a timely basis except as follows: Initial Statements of Beneficial Ownership were not timely filed for Messrs. Cohen and Kronick and for East River Ventures II, LP. Mr. Parell did not timely file one Form 5 related to two stock option grants received in fiscal 2001. Mr. Ties did not timely file one Form 5 related to two stock option grants received in fiscal 2001. Mr. Ties filed one Form 4 late reporting four purchases of common stock that were executed on the same day. Mr. Kronick filed one Form 4 late reporting one purchase of preferred stock and one purchase of a common warrant. Mr. Wasik was late filing four Form 4s covering eleven purchases of common stock, one purchase of preferred stock and one purchase of a common warrant. Mr. Brown did not timely file one Form 5 related to one stock option grant received in fiscal 2001. Mr. Brown did not timely file three Form 4s related to four purchases of preferred stock and two purchases of preferred warrants by TH Lee Putnam Ventures. Mr. Hsieh did not timely file one Form 5 related to one stock option grant received in fiscal 2001. Mr. Hsieh did not timely file one Form 4 related to one purchase of preferred stock by TH Lee Putnam Ventures. Mr. Paluch did not timely file two Form 4s related to two purchases of preferred stock and two purchases of common warrants directly, two purchases of preferred stock and two purchases of common warrants by East River Ventures, II LP, and one purchase of preferred stock and one purchase of common warrants by ERV Partners, LLC. Mr. Becker did not file two Form 5s related to three stock option grants received in fiscal 2000 and fiscal 2001. East River Ventures II LP did not timely file one Form 4 related to one purchase of preferred stock and one purchase of common warrants.

The Company believes the following holders of 10% or more of the Company’s stock have not filed Form 4s with respect to the following purchases: HomePoint Corporation with respect to one purchase of preferred stock, TenX Venture Partners, LLC with respect to one purchase of preferred stock and one purchase of a common warrant, and TH Lee Putnam Ventures and affiliated entities (TH Lee Putnam Ventures, LP, TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC and Blue Star I, LLC) with respect to five purchases of preferred stock, three purchases of preferred warrants, and one purchase of common warrants.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, the aggregate compensation paid or accrued with respect to the Company’s Chief Executive Officer and up to the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of June 29, 2002 (the “Named Executive Officers”), based upon salary and bonus earned by such executive officers and individuals in fiscal 2002.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options(2)
Jeffry J. Parell	2002	$334,556	$—	$6,828	(1)	140,000
Chief Executive Officer	2001	231,228	—	2,518	(1)	60,000
	2000	—	—	—		—
D. Brad Frederiksen	2002	221,397	—	75,500	(3)	10,000
Chief Information Officer	2001	122,506	—	—		25,000
	2000	—	—	—		—
Victor A. Serri	2002	236,283	—	—		46,052
Senior Vice President of	2001	230,520	—	—		7,000
Operations of Velocity Express	2000	160,000	—	—		3,949
Wesley C. Fredenburg	2002	221,397	—	8,000	(4)	50,000
General Counsel	2001	126,689	—	—		20,000
and Secretary	2000	—	—	—		—

Mark E. Ties	2002	196,902	—	—		88,000
Chief Financial Officer	2001	170,056	—	—		20,000
and Treasurer	2000	23,702	—	—		—

(1)	For 2002, includes $6,209 for vehicle allowance and $619 for premiums on a term life insurance policy for Mr. Parell. In 2001, represents vehicle allowance for Mr. Parell.

(2)
Represents stock options granted in the years shown with exercise prices equal to or not less than fair market value on the date of grant. No SARs were granted in such years. In 2002, 5,000 options granted to Mr. Parell, 5,000 options granted to Mr. Serri, 5,000 options granted to Mr. Fredenburg, and 5,000 options granted to Mr. Ties were granted outside the Company’s 1995 or 2000 Stock Option Plans. In 2001, in connection with their offers of employment with the Company, 50,000 options granted to Mr. Parell, 25,000 options granted to Mr. Frederiksen, and 25,000 options granted to Mr. Fredenburg were granted outside the Company’s 1995 or 2000 Stock Option Plans. For 2002, includes options granted with the cancellation of a similar number of options. Options reissued for Messrs. Serri and Ties were 12,052 and 8,000, respectively.

(3)	Represents payments agreed to upon the Company hiring Mr. Frederiksen in December 2000 as set forth in his employment contract. Payments were made in July and August 2001.

(4)	Represents a retention payment agreed to upon the Company hiring Mr. Fredenburg in December 2000 as set forth in his employment contract. The payment was made in July 2001.

The following table sets forth information with respect to stock options granted to the Named Executive Officers in fiscal 2002:

OPTION GRANTS IN LAST FISCAL YEAR

	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(9)
Name					5%($)	10%($)
Jeffry J. Parell(1)	140,000	19.0%	$6.250	10/29/2011	$550,283	$1,394,525
D. Brad Frederiksen(2)	10,000	1.4%	6.250	10/29/2011	39,306	99,609
Victor A. Serri(3)	30,000	4.1%	6.250	10/29/2011	117,918	298,827
Victor A. Serri(4)	4,000	0.5%	6.250	10/29/2011	15,722	39,844
Victor A. Serri(5)	12,052	1.6%	8.250	6/1/2010	47,473	113,706
Wesley C. Fredenburg(6)	50,000	6.8%	6.250	10/29/2011	196,530	498,045
Mark E. Ties(7)	80,000	10.8%	6.250	10/29/2011	314,447	796,871
Mark E. Ties(8)	8,000	1.1%	8.250	6/1/2010	31,512	75,477

(1)
In October 2001, Mr. Parell was granted an option to purchase 140,000 shares of Common Stock, 5,000 of which were granted outside the Company’s 1995 or 2000 Stock Option Plans. The option vests ratably over two years on each six-month anniversary of the date of grant. These options contain a repricing feature that becomes effective in the event of a change of control of the Company or a successful placement of debt or equity during the vesting period of the option. If one of the conditions for repricing as listed in the option agreement is met, the options will be repriced to $2.00 per share. Further, in the event of a change of control, the option shall become immediately vested and fully exercisable.

(2)	In October 2001, Mr. Frederiksen was granted an option to purchase 10,000 shares of Common Stock. The option vests ratably over three years, commencing on the first anniversary of the date of grant.

(3)
In October 2001, Mr. Serri was granted an option to purchase 30,000 shares of Common Stock, 5,000 of which were granted outside the Company’s 1995 or 2000 Stock Option Plans. The option vests ratably over two years on each six-month anniversary of the date of grant. These options contain a repricing feature that becomes effective in the event of a change of control of the Company or a successful placement of debt or equity during the vesting period of the option. If one of the conditions for repricing as listed in the option agreement is met, the options will be repriced to $2.00 per share. Further, in the event of a change of control, the option shall become immediately vested and fully exercisable.

(4)	In October 2001, Mr. Serri was granted an option to purchase 4,000 shares of Common Stock. The option vests ratably over three years, commencing on the first anniversary of the date of grant.

(5)
In January 2002, Mr. Serri was granted an option to purchase 12,052 shares of Common Stock. The option was granted six months and one day after the cancellation of a similar number of options. The option vested fully six months from the grant date.

(6)
In October 2001, Mr. Fredenburg was granted an option to purchase 50,000 shares of Common Stock, 5,000 of which were granted outside the Company’s 1995 or 2000 Stock Option Plans. The option vests ratably over two years on each six-month anniversary of the date of grant. These options contain a repricing feature that becomes effective in the event of a change of control of the Company or a successful placement of debt or equity during the vesting period of the option. If one of the conditions for repricing as listed in the option agreement is met, the options will be repriced to $2.00 per share. Further, in the event of a change of control, the option shall become immediately vested and fully exercisable.

(7)
In October 2001, Mr. Ties was granted an option to purchase 80,000 shares of Common Stock, 5,000 of which were granted outside the Company’s 1995 or 2000 Stock Option Plans. The option vests ratably over two years on each six-month anniversary of the date of grant. These options contain a repricing feature that becomes effective in the event of a change of control of the Company or a successful placement of debt or equity during the vesting period of the option. If one of the conditions for repricing as listed in the option agreement is met, the options will be repriced to $2.00 per share. Further, in the event of a change of control, the option shall become immediately vested and fully exercisable.

(8)
In January 2002, Mr. Ties was granted an option to purchase 8,000 shares of Common Stock. The option was granted six months and one day after the cancellation of a similar number of options. The option vested fully six months from the grant date.

(9)
Potential realizable value is based on the assumption that the price of the common stock appreciates at the rates shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price appreciation.

The following table sets forth certain information regarding options to purchase shares of the Company’s common stock that were held by the Named Executive Officers in fiscal 2002. No such options were exercised during fiscal 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Underlying Unexercised Options at June 29, 2002		Value of Unexercised In-the-Money Options at June 29, 2002
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffry J. Parell	61,666	138,334	$—	$—
Brad Frederiksen	8,333	26,667	—	—
Victor A. Serri	27,501	29,500	1,725	—
Wesley C. Fredenburg	19,166	50,834	—	—
Mark E. Ties	33,000	75,000	—	—

COMPENSATION OF DIRECTORS

Cash Compensation.    The Company has not paid any cash compensation to a director in his or her capacity as a director and has no present plan to pay directors’ fees.

Stock Options and Restricted Stock.    In February 1996, the Company adopted its 1996 Director Stock Option Plan. Until February 2002, each outside director was granted an option to purchase 3,000 shares of Common Stock for each year of service as a director. The term of each option granted under the plan is five years and the exercise price per share for stock granted under the plan is 100% of the fair market value per share on the date on which the respective option is granted.

Effective February 2002 on an annual basis, each director is granted 4,000 options, and the Chairman of the Board is granted an additional 2,000 options. Audit and Executive Committee members are granted 2,000 options, Compensation Committee members are granted 1,000 options, and Executive IT Committee members are granted 1,500 options. The chairperson of each committee receives an additional 1,000 options. The term of each option granted under the plan is five years and the exercise price per share for stock granted under the plan is 100% of the fair market value per share on the date on which the respective option is granted.

Effective September 2002, directors and committee members will be granted, on an annual basis, shares of restricted stock as compensation for board and committee service. The shares will vest one year from the date of grant of the restricted stock. Directors will be awarded 4,000 shares, and the Chairman of the Board will be granted an additional 2,000 shares. Audit and Executive Committee members will be granted 2,000 shares, Compensation Committee members will be granted 1,000 shares, and Executive IT Committee members will be granted 1,500 shares. The chairperson of each committee will receive an additional 1,000 shares.

In November 2001 upon their appointment to the Board of Directors, Messrs. Cohen and Kemp were each granted 75,000 options from the 2000 Plan. The options were granted at an exercise price of $6.00 per share and vest in equal installments over two years, with the first vesting occurring on the date of grant, and the remaining two vestings occurring on the one-year anniversary of the grant. The term of the options is ten years.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND
CHANGE IN CONTROL AGREEMENTS

The Company has employment contracts and severance agreements in effect with Jeffry J. Parell, its Chief Executive Officer, D. Brad Frederiksen, its Chief Information Officer, Victor A. Serri, its Senior Vice President of Operations, Wesley C. Fredenburg, its General Counsel and Secretary and Mark E. Ties, its Chief Financial Officer and Treasurer.

The Company and Mr. Parell are parties to an employment agreement dated October 16, 2000, governing his employment with the Company. The agreement sets forth Mr. Parell’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Parell’s employment is voluntary and may be terminated by the Company with two months prior written notice, and by Mr. Parell with four months written notice. If the Company terminates Mr. Parell’s employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Parell shall receive an amount equal to his base salary per month at the end of each of the eighteen months following the date of his termination. The Company may immediately terminate Mr. Parell’s employment for cause upon written notice without any further obligation to Mr. Parell. The term of the employment agreement is for two years, at which time, the agreement will automatically renew for a six-month term, unless either Executive or Company provides the other with written notice of intention not to renew at least ninety days prior to the expiration of the initial term, and at least sixty days prior to the expiration of any extension term.

The Company and Mr. Frederiksen were parties to an employment agreement dated December 4, 2000 governing his employment with the Company. The agreement set forth Mr. Frederiksen’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. If the Company were to terminate Mr. Frederiksen’s employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Frederiksen shall receive an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. Effective August 1, 2002, Mr. Frederiksen’s employment with the Company terminated. He is eligible for severance as a result of the separation, and will receive such payments until the earlier of February 1, 2003 or upon obtaining other employment.

The Company and Mr. Serri are parties to an employment agreement dated October 19, 1998 governing his employment with the Company. The agreement sets forth Mr. Serri’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Serri’s employment is voluntary and may be terminated by the Company or Mr. Serri with or without written notice. If the Company terminates Mr. Serri’s employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Serri shall receive an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Serri’s employment for cause upon written notice without any further obligation to Mr. Serri.

The Company and Mr. Fredenburg are parties to an employment agreement dated December 4, 2000, governing his employment with the Company. The agreement sets forth Mr. Fredenburg’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Fredenburg’s employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Fredenburg with two months prior notice. If the Company terminates Mr. Fredenburg’s employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Fredenburg shall receive an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Fredenburg’s employment for cause upon written notice without any further obligation to Mr. Fredenburg.

The Company and Mr. Ties are parties to an employment agreement dated June 2001, governing his employment with the Company. The agreement sets forth Mr. Ties’ compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Ties’ employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Ties with two months prior notice. If the Company terminates Mr. Ties’ employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Ties shall receive an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Ties’ employment for cause upon written notice without any further obligation to Mr. Ties.

REPORT ON REPRICING OF OPTIONS

This table heading and the column heading below use the term “repricing” as required by the applicable regulation; however, the option treatment decribed below was a cancellation and regrant of options.

In 2001, the Compensation Committee approved the cancellation and regrant of all options outstanding under agreements originally entered into in June of 2000. The original options were priced at the then current market price of $53.38 per share. All employees holding such options were given the option of surrendering these options in exchange for a similar number of options to be granted six months and one day from the cancellation date, to be priced at the market price on the date of regrant. Three executive officers participated in the cancellation and regrant of options.

The following table sets forth information with respect to the cancellation and regrant of those options held by executive officers:

Name and Principal Position	Date		Number of Securities Underlying Options Repriced or Amended	Market Price of Stock at Time of Repricing or Amendment	Exercise Price at Time of Repricing or Amendment	New Exercise Price	Length of Original Option Term in Years Remaining at Date of Repricing or Amendment
Victor A. Serri Senior Vice President of Operations of Velocity Express	1/31/02	(1)	12,052	$3.50	$53.38	$8.25	8.3
Mark E. Ties Chief Financial Officer and Treasurer	1/31/02	(1)	8,000	$3.50	$53.38	$8.25	8.3
Sarah V. Kerrigan(2) Senior Vice President of Human Resources of Velocity Express	1/31/02	(1)	3,013	$3.50	$53.38	$8.25	8.3

(1)
In July 2001, options that had been granted on June 2, 2000 at an exercise price of $53.38 per share to executive officers and employees were cancelled. The options were reissued on January 31, 2002 at the current market price of $8.25 per share.

(2)	Effective September 27, 2002 Ms. Kerrigan was no longer employed by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2002, the Compensation Committee of the board consisted of James G. Brown, Vince Wasik and Alex Paluch. For a portion of the year and until his resignation from the Board, Peter Kooman was a member of the Compensation Committee. None of these individuals were at any time during fiscal 2002 or at any other time, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board or the compensation committee of the Company. Through his position as Managing Director of TH Lee Putnam Ventures, L.P., James G. Brown had relationships with the Company requiring disclosure under Item 404 of SEC Regulation S-K. See “Certain Relationships and Related Party Transactions.”

COMPENSATION COMMITTEE REPORT

The following is the report of the compensation committee of the board describing compensation policies and rationales applicable to the Company’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended June 29, 2002.

Compensation Philosophy.    The philosophy of the Company’s compensation committee regarding executive compensation is to link executive pay to corporate performance. A significant portion of executive compensation is tied to the Company’s success in meeting one or more specified performance goals and to appreciation in the Company’s market valuation. The goals of the compensation program are to attract and retain highly talented executives and to motivate them to high levels of performance, recognizing the different impact that various executives have on the achievement of corporate goals.

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

Bonus.    The Company’s executive officers are eligible for an annual cash bonus. Individual and corporate performance objectives are established at the beginning of each year, and eligible executives are assigned target bonus levels. In fiscal 2002, no executive officers received bonus payments.

Stock Options.    The purpose of the Company’s stock option plans is to provide an additional incentive to certain employees of the Company to work to maximize stockholder value. Option grants with short-term vesting are used to reward past performance while option grants with long-term vesting are awarded to encourage employees to take into account the long-term interests of the Company, align employees’ and shareholders’ interests, as well as to create a valuable retention device for key employees. Stock options are typically granted at the time of hire, at the time of promotion or at the time of achievement of a significant corporate objective.

Compensation of Chief Executive Officer.    The compensation committee approved the compensation of Jeffry Parell in 2002. The cash component of Mr. Parell’s compensation did not change during fiscal 2002. The compensation committee determined the Chief Executive Officer’s compensation after considering the same factors used to determine the compensation of other executive officers. In fiscal 2002, Mr. Parell received options to purchase 140,000 shares at exercise prices equal to the fair market value on the dates of grant.

Summary.    It is the opinion of the compensation committee that the executive compensation policies and programs in effect for the Company’s executive officers provide an appropriate level of total remuneration that properly aligns the Company’s performance and interests of the Company’s shareholders with competitive executive compensation in a balanced and reasonable manner.

COMPENSATION COMMITTEE

James G. Brown
Vincent Wasik
Alex Paluch

Stock Performance Graph

In accordance with Exchange Act regulations, the following performance graph compares the cumulative total shareholder return on the company’s common stock to the cumulative total return on the Nasdaq Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of Consolidated Delivery and Logistics, Inc. and Dynamex. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 in 1997 and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2002

Year	Velocity Express Corporation	S&P SmallCap 600	Nasdaq	Peer Group

1997	$100.00	$100.00	$100.00	$100.00
1998	66.67	119.46	131.62	157.34
1999	191.67	116.70	189.31	54.38
2000	533.34	133.49	279.93	32.99
2001	38.67	148.33	151.75	24.69
2002	40.67	148.74	102.81	26.52

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 29, 2002, the Company had issued and outstanding 3,662,603 shares of Common Stock, 2,806,797 shares of Series B Preferred, 2,000,000 shares of Series C Preferred, 1,829,944 shares of Series D Preferred, 1,066,390 shares of Series F Preferred and 5,865,331 shares of Series G Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of its outstanding voting securities as of June 29, 2002, by (i) each person who is known to the Company to own beneficially more than five percent of each class of the Company’s voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers, and (iv) all current executive officers and directors as a group. Beneficial ownership listed in the tables below based on ownership of the Company’s convertible preferred shares reflects Common Stock equivalents. Each share of Common Stock is entitled to one vote. As of June 29, 2002, each share of Series B Preferred was convertible into approximately 1.326 shares of Common Stock, each share of Series C Preferred was convertible into approximately 0.893 shares of Common Stock, each share of Series D Preferred was convertible into 2.434 shares of Common Stock, and each share of Series F Preferred was convertible into 4.814 shares of Common Stock. Holders of Outstanding Preferred are entitled to one vote for each share of Common Stock issuable upon conversion of the Outstanding Preferred. All convertible preferred shares and a warrant issued to Bayview Capital Partners LP (the “Bayview Warrant”) are subject to adjustment to prevent dilution.

Pursuant to Stock Purchase Agreements entered into during April 2002, the Company issued 5,865,331 shares of Series G Convertible Preferred Stock (“Series G Preferred”) for $0.75 per share. Subject to shareholder approval, holders of Series G Preferred may convert their shares into a number of shares of common stock computed by multiplying the number of shares to be converted by $0.75 and dividing the result by the conversion price then in effect. However, because the conversion of the Series G Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series G Preferred would not be deemed to be beneficial owners of the underlying common stock.

Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, 7803 Glenroy Road, Suite 200, Bloomington, Minnesota 55439. To the Company’s knowledge, except as indicated in the footnotes to the tables below, the persons named in the tables below have sole voting and investment power with respect to all voting securities. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of June 29, 2002.

Reference made herein to TH Lee Putnam Ventures (“THLPV”) includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Blue Star I, LLC.

Common Stock

Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)
TH Lee Putnam Ventures(2)(5)	8,828,055	70.7%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3)	8,828,055	70.7%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(4)	8,828,055	70.7%
200 Madison Avenue, Suite 2225, New York, NY 10016
Richard and Mabeth Neslund(6)	1,397,837	29.8%
15210 Wayzata Boulevard, Wayzata, MN 55391
Neuberger Berman, LLC(7)	1,101,812	23.1%
666 Fifth Avenue, 34th Floor, New York, NY 10103
HomePoint Corporation(5)(8)	912,346	19.9%
c/o TenX Venture Partners, LLC
One First Avenue, Suite 100, Conshohocken, PA 19428
RS Investment Management Co. LLC(9)	846,383	19.8%
338 Market Street, Suite 200, San Francisco, CA 94111
Vincent A. Wasik(10)	668,905	15.7%
Alexander I. Paluch(11)	658,746	15.2%
East River Ventures II, LP(12)	609,522	14.3%
645 Madison Avenue, Ste 2200, New York, NY 10022
Bayview Capital Partners LP(13)	534,939	12.7%
641 East Lake Street, Suite 230, Wayzata, MN 55391
TenX Venture Partners, LLC(5)(14)	425,952	10.4%
One First Avenue, Suite 100, Conshohocken, PA 19428
Robert McCullough(15)	330,012	8.3%
455 Belvedere, Belvedere, CA 94920
Perkins Capital Management, Inc.(16)	261,395	6.7%
730 East Lake Street, Wayzata, MN 55391
MCG USHP LLC(17)	245,000	6.3%
One Morningside Drive N., Ste 200, Westport, CT 06880
Andrew K. Boszhardt, Jr.(18)	234,425	6.0%
666 Fifth Avenue, 34th Floor, New York, NY 10103
Rich Schottenfeld(19)	210,985	5.4%
399 Park Avenue, 37th Floor, New York, NY 10022
BLG Ventures, LLC(20)	200,000	5.2%
150 John F. Kennedy Pkwy., Short Hills, NJ 07078
Jeffry J. Parell(21)	74,884	2.0%
Timothy G. Becker(22)	67,334	1.8%
Mark E. Ties(23)	44,095	1.2%
Victor A. Serri(24)	29,936	*
Wesley C. Fredenburg(25)	27,727	*
William S. Cohen(26)	25,000	*
Jack F. Kemp(27)	25,000	*

D. Brad Frederiksen(28)	13,021	*

Richard A. Kassar	—	0%

All directors and officers as a group (15 persons)(25)	10,566,485	74.7%

*	Represents less than 1%

(1)
Percentage of beneficial ownership is based on 3,662,603 shares of Common Stock outstanding as of June 29, 2002. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.

(2)
Includes: (i) 2,048,247 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Ventures, L.P., 1,511,537 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 116,677 shares issuable upon conversion of Series B Preferred owned by THLi Co Investment Partners, LLC, and 44,316 shares issuable upon conversion of Series B Preferred owned by Blue Star I, LLC; (ii) 982,637 shares issuable upon conversion of Series C Preferred owned by TH Lee Putnam Ventures, L.P., 725,153 shares issuable upon conversion of Series C owned by TH Lee Putnam Parallel Ventures, L.P., 55,800 shares issuable upon conversion of Series C Preferred owned by THLi Co Investment Partners, LLC, and 21,435 shares issuable upon conversion of Series C Preferred owned by Blue Star I, LLC; (iii) 405,575 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Ventures, L.P., 299,301 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 23,030 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by THLi Co Investment Partners, LLC, and 8,847 shares issuable upon the exercise and conversion of warrants to purchase Series C owned by Blue Star I, LLC; (iv) 1,170,153 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Ventures, L.P., 863,532 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 66,318 shares issuable upon conversion of Series D Preferred owned by THLi Co Investment Partners, LLC, and 25,655 shares issuable upon conversion of Series D Preferred owned by Blue Star I, LLC; (v) 249,009 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Ventures, L.P., 183,761 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 14,113 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by THLi Co Investment Partners, LLC, and 5,459 shares issuable upon the exercise of warrants to purchase Series D Preferred owned by Blue Star I, LLC; and (vi) 7,500 shares issuable upon the exercise of options to purchase Common Stock issued to TH Lee Putnam Fund Advisors, L.P. Does not include 228,469 shares issuable upon exercise of warrants to purchase Common Stock owned by TH Lee Putnam Ventures, L.P. and 196,531 shares issuable upon exercise of warrants to purchase Common Stock owned by TH Lee Putnam Parallel Ventures, L.P. (collectively the “Common Warrants”). The Common Warrants become exercisable only in the event and to the extent that 3,000,000 options granted under the Company’s 2000 Stock Option Plan are exercised, on a pro rata basis. TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC and Blue Star I, LLC are affiliates of TH Lee Putnam Ventures.

(3)	Consists of shares beneficially owned by THLPV, for which Mr. Brown disclaims beneficial ownership.

(4)	Consists of shares beneficially owned by THLPV, for which Mr. Hsieh disclaims beneficial ownership.

(5)
THLPV is the largest shareholder of HomePoint Corporation. TenX Venture Partners, LLC has an agreement to provide management services to HomePoint Corporation. A shareholder of THLPV is a member of HomePoint Corporation’s board of directors.

(6)	Consists of 377,114 shares owned directly, 79,855 shares issuable pursuant to warrants and 940,868 shares issuable upon conversion of Series F Preferred.

(7)
Consists of (i) 39,063 shares issuable upon exercise of warrants and 547,013 shares issuable upon conversion of Series F Preferred owned by Oscar Private Equity Investments, L.P.; (ii) 18,750 shares issuable upon exercise of warrants and 262,567 shares issuable upon conversion of Series F Preferred owned by Oscar Investment Fund, LP; (iii) 6,250 shares issuable upon exercise of warrants and 87,518 shares issuable upon conversion of Series F Preferred owned by Oscar Opportunistic Fund, LLC; (iv) 3,125 shares issuable upon exercise of warrants and 43,757 shares issuable upon conversion of Series F Preferred owned by Oscar Opportunistic Offshore Fund, Ltd.; and (v) 6,250 shares issuable upon exercise of warrants and 87,519 shares issuable upon conversion of Series F Preferred owned by Oscar Fund (Cayman) Limited. Oscar Investment Fund, LP, Oscar Opportunistic Fund, LLC, Oscar Opportunistic Offshore Fund, Ltd. and Oscar Fund (Cayman) Limited are affiliates of Neuberger Berman, LLC.

(8)	Consists of shares issuable upon conversion of Series D Preferred.

(9)	Consists of 238,000 shares owned directly and 608,383 shares issuable upon conversion of Series D Preferred.

(10)
Consists of 72,260 shares owned directly, 23,438 shares issuable upon exercise of warrants, 328,207 shares issuable upon conversion of Series F Preferred, and 245,000 shares issuable upon exercise of warrants beneficially owned by MCG USHP, LLC.

(11)
Consists of 2,345 shares issuable upon exercise of warrants, 32,814 shares issuable upon conversion of Series F Preferred, 40,625 shares issuable upon exercise of warrants and 568,897 shares issuable upon conversion of Series F Preferred owned by East River Ventures II, LP, and 938 shares issuable upon exercise of warrants and 13,127 shares issuable upon conversion of series F Preferred owned by ERV Partners LLC.

(12)	Consists of 40,625 shares issuable upon exercise of warrants and 568,897 shares issuable upon conversion of Series F Preferred.

(13)	Consists of shares issuable upon exercise of the Bayview Warrants.

(14)	Consists of 121,761 shares issuable upon exercise of a warrant and 304,191 shares issuable upon conversion of Series D Preferred.

(15)
Consists of (i) 3,200 shares owned directly, 14,563 shares issuable upon exercise of warrants and 196,921 shares issuable upon conversion of Series F Preferred; (ii) 2,344 shares issuable upon exercise of warrants and 32,820 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. Family Foundation; (iii) 45,000 shares owned directly by the McCullough Living Trust; and (iv) 2,344 shares issuable upon exercise of warrants and 32,820 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. IRA.

(16)
Consists of (i) 20,000 shares owned directly, 20,875 shares issuable upon exercise of warrants, and 96,275 shares issuable upon conversion of Series F Preferred owned by Pyramid Partners, LP, (ii) 5,157 shares issuable upon exercise of warrants and 72,206 shares issuable upon conversion of Series F Preferred owned by Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan; (iii) 1,719 shares issuable upon exercise of warrants and 24,069 shares issuable upon conversion of Series F Preferred owned by Robert G. Allison; and (iv) 1,406 shares issuable upon exercise of warrants and 19,688 shares issuable upon conversion of Series F Preferred owned by David M. Westrum. Pyramid Partners, LP, Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan, Robert G. Allison, and David M. Westrum are entities affiliated with Perkins Capital Management, Inc.

(17)	Consists of shares issuable upon exercise of warrants.

(18)	Consists of 15,626 shares issuable upon exercise of warrants and 218,799 shares issuable upon conversion of Series F Preferred.

(19)
Consists of 10,938 shares issuable upon exercise of warrants and 153,165 shares issuable upon conversion of Series F Preferred owned by Schottenfeld Qualified Associates, L.P. and 3,125 shares issuable upon exercise of warrants and 43,757 shares issuable upon conversion of Series F Preferred owned by CSL Associates, L.P. Schottenfeld Qualified Associates, L.P. and CSL Associates, L.P. are entities affiliated with Mr. Schottenfeld.

(20)	Consists of shares issuable upon exercise of warrants.

(21)
Consists of 1,500 shares owned directly, 61,666 shares issuable upon exercise of options, 782 shares issuable upon exercise of warrants and 10,936 shares issuable upon conversion of Series F Preferred.

(22)	Consists of 8,334 shares owned directly and 59,000 shares issuable upon exercise of options.

(23)	Consists of 780 shares owned directly, 33,000 shares issuable upon exercise of options, 688 shares issuable upon exercise of warrants and 9,627 shares issuable upon conversion of Series F Preferred.

(24)	Consists of 27,501 shares issuable upon exercise of options, 163 shares issuable upon exercise of warrants and 2,272 shares issuable upon conversion of Series F Preferred.

(25)	Consists of 2,000 shares owned directly, 19,166 shares issuable upon exercise of options, 438 shares issuable upon exercise of warrants and 6,123 shares issuable upon conversion of Series F Preferred.

(26)	Consists of shares issuable upon exercise of warrants.

(27)	Consists of shares issuable upon exercise of warrants.

(28)	Consists of 8,333 shares issuable upon exercise of options, 313 shares issuable upon exercise of warrants and 4,375 shares issuable upon conversion of Series F Preferred.

Series B Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
TH Lee Putnam Ventures(2)	2,806,797	100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3)	2,806,797	100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)	2,806,797	100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik	—	0%
Jeffry J. Parell	—	0%
Timothy G. Becker	—	0%
Alex Paluch	—	0%
William S. Cohen	—	0%
Jack F. Kemp	—	0%
Richard A. Kassar	—	0%
D. Brad Frederiksen	—	0%
Victor A. Serri	—	0%
Wesley C. Fredenburg	—	0%
Mark E. Ties	—	0%
All directors and executive officers as a group (15 persons)(3)	2,806,797	100.0%

(1)
Percentage of beneficial ownership is based on 2,806,797 of Series B Preferred outstanding as of June 29, 2002, which were convertible into an aggregate of 3,720,777 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

(2)
Includes shares of Series B Preferred held as follows: 1,545,111 shares directly owned by TH Lee Putnam Ventures, L.P., 1,140,240 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 88,016 shares directly owned by THLi Co Investment Partners, LLC, and 33,430 shares directly owned by Blue Star I, LLC.

(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

Series C Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
TH Lee Putnam Ventures(2)	2,825,484	100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016

James G. Brown(3)	2,825,484	100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016

Douglas Hsieh(3)	2,825,484	100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016

Vincent A. Wasik	—	0%

Jeffry J. Parell	—	0%

Timothy G. Becker	—	0%

Alex Paluch	—	0%

William S. Cohen	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

D. Brad Frederiksen	—	0%

Victor A. Serri	—	0%

Wesley C. Fredenburg	—	0%

Mark E. Ties	—	0%

All directors and executive officers as a group (15 persons)(3)	2,825,484	100.0%

(1)
Percentage of beneficial ownership is based on 2,000,000 of Series C Preferred outstanding as of June 29, 2002, which were convertible into an aggregate of 1,785,024 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

(2)
Includes 1,100,978 shares owned directly and 454,420 shares issuable upon exercise of warrants owned by TH Lee Putnam Ventures, L.P., 812,485 shares owned directly and 335,347 shares issuable upon exercise of warrants owned by TH Lee Putnam Parallel Ventures, L.P., 62,520 shares owned directly and 25,804 shares issuable upon exercise of warrants owned by THLi Co Investment Partners, LLC and 24,017 shares owned directly and 9,913 shares issuable upon exercise of warrants owned by Blue Star I, LLC.

(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.

Series D Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
TH Lee Putnam Ventures(2)	1,234,071	60.3%
200 Madison Avenue, Suite 2225, New York, NY 10016

James G. Brown(3)	1,234,071	60.3%
200 Madison Avenue, Suite 2225, New York, NY 10016

Douglas Hsieh(3)	1,234,071	60.3%
200 Madison Avenue, Suite 2225, New York, NY 10016

HomePoint Corporation(4)	374,906	20.5%
c/o TenX Venture Partners, LLC
One First Avenue, Suite 100, Conshohocken, PA 19428

RS Investment Management, Inc.	250,000	13.7%
388 Market Street, San Francisco, CA 94111

TenX Venture Partners, LLC	125,000	6.8%
One First Avenue, Suite 100, Conshohocken, PA 19428

Vincent A. Wasik	—	0%
Jeffry J. Parell	—	0%
Timothy G. Becker	—	0%
Alex Paluch	—	0%
William S. Cohen	—	0%
Jack F. Kemp	—	0%
Richard A. Kassar	—	0%
D. Brad Frederiksen	—	0%
Victor A. Serri	—	0%
Wesley C. Fredenburg	—	0%
Mark E. Ties	—	0%
All directors and executive officers as a group (15 persons)(3)	1,234,071	60.3%

(1)
Percentage of beneficial ownership is based on 1,829,944 shares of Series D Preferred outstanding as of June 29, 2002, which were convertible into an aggregate of 4,102,673 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

(2)
Includes 560,144 shares owned directly and 119,199 shares issuable upon exercise of warrants owned by TH Lee Putnam Ventures, L.P., 413,367 shares owned directly and 87,965 shares issuable upon exercise of warrants owned by TH Lee Putnam Parallel Ventures, L.P., 31,746 shares owned directly and 6,756 shares issuable upon exercise of warrants owned by THLi Co Investment Partners, LLC and 12,281 shares owned directly and 2,613 shares issuable upon exercise of warrants owned by Blue Star I, LLC.

(3)	Consists of shares beneficially owned by the TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

(4)
THLi Co Investment Partners, LLC is the largest shareholder of HomePoint Corporation. TenX Venture Partners, LLC has an agreement to provide management services to HomePoint Corporation. A shareholder of THLPV is a member of HomePoint Corporation’s board of directors.

Series F Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)

Neuberger Berman, LLC(2) 2666 Fifth Avenue, 34th Floor, New York, NY 10103	213,632	20.0%

Richard Neslund 15210 Wayzata Boulevard, Wayzata, MN 55391	195,453	18.3%

Alex Paluch(3)	127,725	12.0%

East River Ventures II, LP 645 Madison Avenue, Ste 2200, New York, NY 10022	118,181	11.1%

Vincent A. Wasik	68,181	6.4%

Robert McCullough(4) 455 Belvedere, Belvedere, CA 94920	54,544	5.1%

Jeffry J. Parell	2,272	*

Mark E. Ties	2,000	*

Wesley C. Fredenburg	1,272	*

D. Brad Frederiksen	909	*

Victor A. Serri	472	*

Timothy G. Becker	—	0%

William S. Cohen	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

All directors and executive officers as a group (15 persons)(3)	221,465	20.8%

*	Represents less than 1%

(1)
Percentage of beneficial ownership is based on 1,066,390 shares of Series F Preferred outstanding as of June 29, 2002, which were convertible into an aggregate of 5,133,325 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

(2)
Consists of 113,635 shares owned by Oscar Private Equity Investments, LP, 54,545 shares owed by Oscar Investment Fund, LP, 18,181 shares owned by Oscar Fund (Cayman) Limited, 18,181 shares owned by Oscar Opportunistic Fund, LLC and 9,090 shares owned by Oscar Opportunistic Offshore Fund, Ltd. Oscar Private Equity Investments, LP, Oscar Investment Fund, LP, Oscar Opportunistic Fund, LLC, Oscar Opportunistic Offshore Fund, Ltd. and Oscar Fund (Cayman) Limited are affiliates of Neuberger Berman, LLC.

(3)
Consists 6,817 shares owned directly, 118,181 shares owned by East River Ventures II, LP, and 2,727 shares owned by ERV Partners, LLC. Mr. Paluch is a General Partner of East River Ventures II, LP and a Managing Member of ERV Partners, LLC. Mr. Paluch disclaims beneficial ownership of the shares held of record by each of East River Ventures II, LP and ERV Partners, LLC.

(4)	Consists of 40,908 shares owned directly, 6,818 shares owned directly by the Robert F. McCullough Sr. Family Foundation, and 6,818 shares owned directly by the Robert F. McCullough Sr. IRA.

Series G Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
TH Lee Putnam Ventures(2)	3,333,333	56.8%
200 Madison Avenue, Suite 2225, New York, NY 10016

James G. Brown(3)	3,333,333	56.8%
200 Madison Avenue, Suite 2225, New York, NY 10016

Douglas Hsieh(3)	3,333,333	56.8%
200 Madison Avenue, Suite 2225, New York, NY 10016

John Kennedy	500,000	8.5%
2100 First National Ctr., Oklahoma City, OK 73102

Mike Samis	500,000	8.5%
2100 First National Ctr., Oklahoma City, OK 73102

Andrew K. Boszhardt, Jr.	300,000	5.1%
2666 Fifth Avenue, 34th Floor, New York, NY 10103

MCG Global LLC	293,333	5.0%
One Morningside Drive N., Ste 200, Westport, CT 06880

Vincent A. Wasik(4)	293,333	5.0%

Mark E. Ties	40,000	*

Jeffry J. Parell	—	0%

Timothy G. Becker	—	0%

Alex Paluch	—	0%

William S. Cohen	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

D. Brad Frederiksen	—	0%

Victor A. Serri	—	0%

Wesley C. Fredenburg	—	0%

All directors and executive officers as a group (15 persons)(3)	3,666,666	62.5%

*	Represents less than 1%

(1)
Percentage of beneficial ownership is based on 5,865,331 shares of Series G Preferred outstanding as of June 29, 2002, which were convertible into an aggregate of 1,173,061 shares of Common Stock. Subject to shareholder approval, holders of Series G Preferred may convert their shares into common stock. However, because the conversion of the Series G Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series G Preferred would not be deemed to be beneficial owners of the underlying common stock. More than one person may beneficially own the same shares.

(2)
Includes shares of Series G Preferred held as follows: 1,832,167 shares directly owned by TH Lee Putnam Ventures, L.P., 1,355,183 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 103,488 shares directly owned by THLi Co Investment Partners, LLC, and 42,495 shares directly owned by Blue Star I, LLC.

(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

(4)	Consists of 293,333 shares owned directly by MCG Global, LLC., for which Mr. Wasik disclaims beneficial ownership. Mr. Wasik is the founder and a principal of MCG Global, LLC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Issuance of Series G Convertible Preferred Stock

Pursuant to Stock Purchase Agreements entered into during April 2002, the Company issued 5,865,331 shares of Series G Convertible Preferred Stock (“Series G Preferred”) to one institutional investor, twelve accredited investors and four employees of the Company for $0.75 per share for proceeds of $4.4 million. Of the total proceeds, $4.1 million was received in cash, and $310,000 was in exchange for services performed for the Company. The initial conversion price of the Series G Preferred was $3.75, and, at the time of issuance, each share of Series G Preferred was convertible, upon shareholder approval, into 0.2 shares of the Company’s common stock. Additionally, no holder of the Series G Preferred Stock is permitted to request registration of the common stock underlying the preferred for 180 days from the date of purchase. The Company sold the Series G Preferred to the following directors, officers and/or beneficial owners of 5% of this class of stock:

Name of Beneficial Owner	Number of Shares of Series G Preferred
TH Lee Putnam Ventures	3,333,333
John Kennedy	500,000
Mike Samis	500,000
Andrew Boszhardt	300,000
MCG Global LLC	293,333
Vincent Wasik(1)	293,333

(1)	Consists of 293,333 shares owned directly by MCG Global, LLC, for which Mr. Wasik disclaims beneficial ownership. Mr. Wasik is the founder and a principal of MCG Global, LLC.

Issuance of Series F Convertible Preferred Stock

During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred to a group of institutional investors and eleven officers of the Company for net proceeds of approximately $11.3 million. The initial conversion price of the Series F Preferred was $2.75, and, at the time of issuance, each share of Series F Preferred was convertible into four shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series F is convertible are subject to adjustment in order to prevent dilution. The Company also issued warrants to purchase 360,128 shares of common stock in connection with these sales. At June 29, 2002, 1,066,390 shares of Series F Preferred are outstanding. The Company sold the Series F Subscription Notes to the following directors, officers and/or beneficial owners of 5% of this class of stock:

Name of Beneficial Owner	Number of Shares of Series F Preferred
Neuberger Berman LLC	213,632
Richard Neslund	195,453
Alex Paluch(1)	127,725
East River Ventures II, LP	118,181
Vincent A. Wasik	68,181
Robert McCullough	54,544

(1)
Consists 6,817 shares owned directly, 118,181 shares owned by East River Ventures II, LP, and 2,727 shares owned by ERV Partners, LLC. Mr. Paluch is a General Partner of East River Ventures II, LP and a Managing Member of ERV Partners, LLC. Mr. Paluch disclaims beneficial ownership of the shares held of record by each of East River Ventures II, LP and ERV Partners, LLC.

Contracts and arrangements with MCG Global, LLC

The Company has entered into service agreements with MCG Global, LLC and its related entities (“MCG”). Vincent A. Wasik, currently a shareholder and Chairman of the Board of the Company, is a owner and principal of MCG, although he was neither a shareholder nor Chairman of the Board at the time the initial service agreement was entered into. Under the agreements, MCG has provided services in connection with Company’s business that include the following matters, (1) management and consulting assistance with operations, debt structure, vendors and contractual obligations, (2) negotiation and settlement of the Company’s rights and obligations under the September 24, 1999 Merger Agreement under which the Company acquired Velocity; (3) assistance with all aspects of the Company’s replacement of its Senior Revolving Credit Facility held by GE Capital Corporation and mezzanine debt facility held by Bayview Capital Partners LP, and (4) services in connection with Company’s centralization of data platforms, cash and lock-box management, consolidation of back office functions, technology initiatives and strategic planning. The Company granted a total of 245,000 warrants to purchase common stock. Cash and warrant-based compensation for these services amounted to $1.8 million in fiscal 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on October 7, 2002.

VELOCITY EXPRESS CORPORATION
By:	/s/ JEFFRY J. PARELL
Jeffry J. Parell
Chief Executive Officer
By:	/s/ MARK E. TIES
Mark E. Ties
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to Powers of Attorney executed in conjunction with the filing of Form 10-K and in accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Vincent A. Wasik	Chairman	October 7, 2002

* Jeffry J. Parell	Chief Executive Officer and Director	October 7, 2002

* Timothy Becker	Director	October 7, 2002

* James Brown	Director	October 7, 2002

* Douglas Hsieh	Director	October 7, 2002

* Alex Paluch	Director	October 7, 2002

* William S. Cohen	Director	October 7, 2002

* Jack Kemp	Director	October 7, 2002

* Richard A. Kassar	Director	October 7, 2002

*	By: Wesley C. Fredenburg, Attorney-in-Fact

CERTIFICATIONS

I, Jeffry J. Parell, certify that:

1.	I have reviewed this annual report of Velocity Express Corporation;

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

Dated: October 7, 2002

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

Dated: October 7, 2002

/s/ MARK E. TIES
Mark E. Ties Chief Financial Officer

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

2.3
Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee.Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

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

2.7
Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity Express Corporation (a Delaware corporation) (incorporated by reference to the Company’s Form 10-K, filed September 27, 2002).

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

3.7	The Company’s Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-01652C).

3.8	Certificate of Incorporation of Velocity Express Corporation dated as of December 5, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

Exhibit Number	Description

3.9	Bylaws of Velocity Express Corporation (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

3.10
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form S-3/A, File No. 333-88568, filed June 3, 2002).

3.11	Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-K, filed September 27, 2002).

4.1	Specimen form of the Company’s Common Stock certificate (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

4.2	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 8-K filed April 5, 2002).

4.3	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 10-K, filed September 27, 2002).

10.1	Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.3	2000 Stock Option Plan (incorporated by reference to the Company’s Definitive Schedule 14A filed on May 8, 2000).

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

10.16
Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

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

Exhibit Number	Description

10.24
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

10.33
Form of Warrant to purchase shares of Common Stock used in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

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

10.35	Employment Agreement between Velocity Express, Inc. and Jeffry J. Parell dated October 16, 2000. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.36	Employment Agreement between United Shipping & Technology, Inc. and Mark E. Ties dated June 2001. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

Exhibit Number	Description

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

10.44	Employment Agreement between Corporate Express Delivery Systems (predecessor of Velocity Express, Inc.) and Victor A. Serri dated October 19, 1998.

99.1	CEO Certification pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO Certification pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002