Form 10-Q
period 2002-09-28
VELOCITY EXPRESS CORP
filed 2002-11-12
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-Q

(Mark One)

    X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

                     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

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

YES  (X)            NO (    )

As of November 7, 2002, there were 4,241,315 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 28, 2002

PART I.
VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
	September 28,	June 29,
	2002	2002
	(unaudited)
ASSETS
Current assets:
Cash	$3,199	$2,704
Accounts receivable, net	42,351	38,816
Accounts receivable—other	1,606	1,895
Prepaid workers’ compensation and auto liability insurance	9,438	11,939
Other prepaid expenses	1,865	1,304
Other current assets	509	552

Total current assets	58,968	57,210

Property and equipment, net	10,917	10,970

Goodwill	42,830	42,830
Deferred financing costs, net	1,853	1,916
Other assets	985	963

Total assets	$115,553	$113,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,402	$19,543
Accrued insurance and claims	6,021	6,084
Accrued wages and benefits	4,476	2,871
Accrued legal and claims	3,276	4,017
Other accrued liabilities	3,614	3,510
Current portion of long-term debt	21	30

Total current liabilities	36,810	36,055

Long-term debt less current portion	40,943	38,756
Accrued insurance and claims	7,887	9,763

Shareholders’ equity:
Preferred stock, $0.004 par value, 50,000 shares authorized 13,476 and 13,568 shares issued and outstanding at September 28, 2002 and June 29, 2002, respectively	63,653	64,480
Preferred warrants, 1,042 outstanding at September 28, 2002 and June 29, 2002	7,600	7,600
Common stock, $0.004 par value, 150,000 shares authorized 4,162 and 3,663 shares issued and outstanding at September 28, 2002 and June 29, 2002, respectively	17	15
Stock subscription receivable	(8)	(26)
Additional paid-in-capital	58,403	57,152
Accumulated deficit	(99,608)	(99,766)
Foreign currency translation	(144)	(140)

Total shareholders’ equity	29,913	29,315

Total liabilities and shareholders’ equity	$115,553	$113,889

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	September 28,	September 29,
	2002	2001
Revenue	$77,918	$95,788
Cost of services	60,008	75,983

Gross profit	17,910	19,805

Operating expenses:
Occupancy	3,186	3,517
Selling, general and administrative	13,740	16,969

Total operating expenses	16,926	20,486

Income (loss) from operations	984	(681)

Other income (expense):
Interest expense	(810)	(5,745)
Common stock warrant charge	—	(1,020)
Other	(16)	12

Net income (loss)	$158	$(7,434)

Net income (loss) applicable to common shareholders	$158	$(11,414)

Income (loss) per share:
Basic	$0.04	$(3.33)

Diluted	$0.01	$(3.33)

Weighted average shares outstanding:
Basic	3,940	3,429

Diluted	21,048	3,429

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—
Amortization of stock option expense	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	(2)
Conversion of Series D to Common Stock	—	—	—	—	(63)	(500)	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(29)	(325)	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive income

Balance at September 28, 2002	2,807	$24,304	2,000	$13,600	1,767	$10,308	1,037	$11,064	5,865	$4,377

	Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount
Balance at June 29, 2002	1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	—	—	—	—	18	—	—	—	18
Amortization of stock option expense	—	—	—	—	—	28	—	—	28
Warrant exercises	—	—	200	1	—	399	—	—	400
Offering costs	—	—	—	—	—	—	—	—	(2)
Conversion of Series D to Common Stock	—	—	152	1	—	499	—	—	—
Conversion of Series F to Common Stock	—	—	147	—	—	325	—	—	—
Net income	—	—	—	—	—	—	158	—	158
Foreign currency translation	—	—	—	—	—	—	—	(4)	(4)

Comprehensive income									154

Balance at September 28, 2002	1,042	$7,600	4,162	$17	$(8)	$58,403	$(99,608)	$(144)	$29,913

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 28,	September 29,
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$158	$(7,434)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation	932	1,029
Amortization	148	209
Equity instruments issued in lieu of payment for services received	—	1,020
Amortization of stock option expense	28	—
Non-cash interest expense	85	4,800
Other	(44)	171
Gain on retirement of equipment	(11)	(5)
Change in operating assets and liabilities:
Accounts receivable	(3,535)	5,496
Other current assets	2,272	(2,657)
Other assets	(22)	14
Accounts payable	(141)	(400)
Accrued liabilities	(971)	(3,056)

Cash used in operating activities	(1,101)	(813)

INVESTING ACTIVITIES
Proceeds from sale of assets	11	5
Capital expenditures	(835)	(643)
Other	(13)	(49)

Cash used in investing activities	(837)	(687)

FINANCING ACTIVITIES
Borrowings (repayments) under revolving credit agreement, net	2,102	(4,067)
Payments on acquisition notes	—	(2,000)
Proceeds from subscription notes	18	—
Proceeds from issuance of preferred stock, net	—	6,795
Proceeds from issuance of common stock, net	400	—
Debt financing costs	(87)	(201)

Cash provided by financing activities	2,433	527

Net increase (decrease) in cash and cash equivalents	495	(973)
Cash and cash equivalents, beginning of period	2,704	2,932

Cash and cash equivalents, end of period	$3,199	$1,959

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION	OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the “Company,” without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 28, 2002, and the results of its operations for the three months ended September 28, 2002, and its cash flows for the three months ended September 28, 2002 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 29, 2002, and the footnotes thereto, included in the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission.

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Reclassifications – Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Comprehensive income (loss) – Comprehensive income (loss) was $154,000 and ($7.5) million for the three months ended September 28, 2002 and September 29, 2001, respectively. The difference between net income and total comprehensive income in the respective periods related to foreign currency translation adjustments.

New accounting pronouncements – In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. The adoption of this statement beginning fiscal 2003 has not had a material impact on the Company’s consolidated financial position or results of operations.

Earnings per Share – Basic earnings per share is computed based on the weighted average number of common shares outstanding and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net income (loss) per common share:

	Three Months Ended
	September 28, 2002	September 29, 2001
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$158	$(7,434)
Beneficial conversion feature	—	(2,700)
Adjustment of Common Warrants issued in connection with sale of Series F Preferred to market value	—	(258)
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	(190)
Accretion of Series D Redeemable Preferred Stock to its redemption value	—	(52)
Adjustment of Preferred Series C Warrants to market value	—	(130)
Adjustment of Preferred Series D Warrants to market value	—	(650)

Net income (loss) applicable to common shareholders	$158	$(11,414)

Denominator:
Weighted average shares	3,940	3,429
Dilutive effect of common stock options and warrants	199	—
Dilutive effect of preferred stock and warrant conversions	16,909	—

Total common equivalents outstanding	21,048	3,429

Net income (loss) per share:
Basic	$0.04	$(3.33)

Diluted	$0.01	$(3.33)

3.	LONG-TERM DEBT

Long-term debt consisted of the following:

	September 28,	June 29,
	2002	2002
	(Amounts in thousands)
Revolving note	$36,590	$34,488
Senior subordinated note	4,345	4,260
Other	29	38

	40,964	38,786
Less current maturities	(21)	(30)

Total	$40,943	$38,756

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest for the first year is payable monthly at a rate of prime plus 1.25% (6.0% at September 28, 2002). The Company may elect the rate of LIBOR plus 3% at its discretion in which case interest is payable at the end of a LIBOR advance period. Further, the Company has the ability to lower these margins by 0.50% over the remainder of the agreement provided it meets certain conditions as defined in the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the new facility is two years, ending January 2004.

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount was $0.7 million at September 28, 2002, and is being amortized over the remaining two-year life of the note.

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

4.	SHAREHOLDERS’ EQUITY

Series H Convertible Preferred Stock – The Company is in the process of raising subordinated debt in order to refinance its current subordinated debt facility and to provide working capital support for sales growth and continued information technology implementation. In connection with this effort, the Company has authorized the issuance of its Series H Convertible Preferred Stock (“Series H Preferred). The Series H Preferred contains a call provision to allow the Company to buy back, at its discretion, the Series H Preferred once the subordinated debt facility is in place.

The Company is authorized to raise up to $5.0 million through sales of its Series H Preferred. The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible, upon shareholder approval, into the Company’s common stock. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution. The Series H Preferred call provision provides the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 29, 2003. In connection with the sales of the Series H Preferred, the Company is also issuing warrants to purchase common stock. Due to the pricing of the Series H Preferred, the Company may be required to take a charge in its second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

In accordance with the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-Q and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company’s results of operations. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions are intended to identify such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-Q should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause results to differ materially from those expressed in or implied by these statements.

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

Performance Metrics

The Company evaluates operating performance based on various measures including operating income, net income and EBITDA. EBITDA represents net income (loss) plus interest, income taxes, non-cash depreciation and amortization, and non-cash charges associated with the granting of equity as payment for certain services. The Company considers EBITDA an important indicator of the operational strength and performance of its business; however, EBITDA is a supplemental measure of performance and is not intended to represent a measure of performance in accordance with disclosures required by generally accepted accounting principles (“GAAP”).

In the first quarter of fiscal 2003, the Company reported income from operations of $1.0 million as compared to a loss from operations of $0.7 million in the first quarter of fiscal 2002, an improvement of $1.7 million. Furthermore, the Company reported EBITDA of $2.1 million as compared to $0.6 million in the first quarter of fiscal 2002, an improvement of $1.5 million. These improvements will be discussed in the following sections.

	Three Months Ended
	September 28, 2002	September 29, 2001
	(Amounts in thousands, except per share data)

Revenue	$77,918	$95,788
Income (loss) from operations	984	(681)
Net income (loss)	158	(7,434)
Net income (loss) applicable to common shareholders	158	(11,414)
EBITDA	2,102	569

Net income (loss) per common share:
Basic net income (loss) per share	$0.04	$(3.33)
Diluted net income (loss) per share	0.01	(3.33)

Basic net income per share—EBITDA basis	0.53	0.17
Diluted net income per share—EBITDA basis	0.10	0.05

Historical Results of Operations

Revenue for the quarter ended September 28, 2002 decreased $17.9 million or 18.7% to $77.9 million from $95.8 million for the quarter ended September 29, 2001. The decrease in revenue for the quarter ended September 28, 2002 compared to the same period last year is the result of the consolidation of unprofitable locations and the divesture of a non-core air courier business operation of $16.4 million, and lower volume experienced in the first quarter as a result of the soft economy.

Revenue by service offering for the three months ended September 28, 2002 was as follows:

Scheduled logistics	53.2%
Distribution logistics	23.4%
Expedited logistics	23.4%

Cost of services for the quarter ended September 28, 2002 was $60.0 million, a reduction of $16.0 million or 21.1% from $76.0 million for the quarter ended September 29, 2001. Cost of services improved 2.3 percentage points as our costs as a percentage of revenue decreased from 79.3% to 77.0% for the quarter ended September 28, 2002. Approximately $14.5 million of the savings in cost of services correlates to the reduced revenue described above, including $3.5 million as a result of the divestiture of a non-core air courier business operation. Approximately $1.5 million relates to efficiencies gained as the Company moved to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. This variable cost strategy has resulted in improved insurance expense and improvement in overall driver and vehicle-related costs. The Company’s objective going forward is to produce gross margins in the 24% to 25% range. To achieve this objective, the Company is working on the following initiatives: (i) acceleration of the transition of the remaining 25% employee drivers to either independent contractors or employee owner-operators, allowing the Company to maximize efficiency in its direct cost structure, and (ii) implementation of rate structures with the independent contractor drivers that are more consistent with the pricing in today’s environment.

Selling, general and administrative (“SG&A”) expenses for the quarter ended September 28, 2002 were $13.7 million or 17.6% of revenue, a reduction of $3.3 million or 19.4% as compared with $17.0 million or 17.7% of revenue for the quarter ended September 29, 2001. The decrease in SG&A for the quarter resulted from integrating, through technology, all back office processes into one common platform resulting in savings of approximately $2.8 million and the sale of a non-core air courier business operation of $0.5 million. This focus has enabled the Company to realize a year-over-year improvement of 0.1 percentage points. Compared to the fourth quarter of fiscal 2002, SG&A as a percentage of revenue improved by 0.8 percentage points.

Occupancy charges for the quarter ended September 28, 2002 were $3.2 million, a reduction of $0.3 million or 8.6% from $3.5 million for the quarter ended September 29, 2001. The improvement for the quarter is due to divestitures of a non-core air courier business operation and the consolidation of operating locations.

Interest expense for the quarter ended September 28, 2002 decreased $4.9 million to $0.8 million from $5.7 million for the quarter ended September 29, 2001. Included in interest expense for the prior-year period are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million. Interest expense related to the Company’s borrowings decreased over the same period in the prior year as a result of lower interest rates.

As compensation for structuring and finalizing the agreement between the Company and CEX which occurred in July 2001, the Company issued common stock warrants in the first quarter of fiscal 2002. The fair value of the warrants was approximately $1.0 million and was included in other expense in the statement of operations in fiscal 2002.

As a result of the foregoing factors, the net income for the quarter ended September 28, 2002 was $0.2 million, compared with a net loss of $7.4 million for the same period in fiscal 2002, an improvement of $7.6 million.

Net income applicable to common shareholders was $0.2 million for quarter ended September 28, 2002 as compared with a net loss applicable to common shareholders of $11.4 million for the same period in fiscal 2002. The difference between net loss applicable to common shareholders and net loss in the prior year was comprised of non-cash charges associated with the Company’s redeemable preferred stock. With the elimination of the redemption features in December 2001, the preferred stock is now classified as permanent equity, and the Company is no longer required to take charges of this nature.

Liquidity and Capital Resources

Cash flow used in operations was $1.1 million for the first quarter of fiscal 2003. This use of funds was comprised of cash generated from operations of $1.3 million offset by cash flows used as a result of working capital changes of $2.4 million. In September, cash receipts on accounts receivable were off approximately $900,000 per week compared to August’s revenues, resulting in a use of cash of approximately $3.5 million. As a result, the Company is implementing new credit policies and will increase its focus on accounts receivable collection. Prepaid workers’ compensation resulted in $2.3 million in working capital due to a loss fund adjustment returned by the insurance carrier because of claims not developing as the insurance carrier expected. This adjustment is a continued benefit from our transition to the variable cost model. The remaining use of working capital during the first quarter included approximately $1.0 million due to funding of claims, including insurance, cargo and legal, during the first quarter.

Cash flow used as a result of investing activities was $0.8 million and consisted primarily of capital expenditures for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

Cash flow from financing activities amounted to $2.4 million during the first quarter of fiscal 2003. The primary source of cash was from the revolving credit facility, which provided $2.1 million due to the increase in the collateral base. The exercise of common warrants resulted in proceeds of $0.4 million.

The Company reported operating income of approximately $158,000 for the first quarter of fiscal 2003 and has positive working capital of approximately $22.2 million at September 28, 2002.

As of September 28, 2002, the Company had no outstanding purchase commitments for capital improvements.

The Company is in the process of raising subordinated debt in order to refinance its current subordinated debt facility and to provide working capital support for sales growth and continued information technology implementation. In connection with this effort, the Company has authorized the issuance of its Series H Convertible Preferred Stock (“Series H Preferred”). The Series H Preferred contains a call provision to allow the Company to buy back, at its discretion, the Series H Preferred once the subordinated debt facility is in place.

The Company is authorized to raise up to $5.0 million through sales of its Series H Preferred. The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible, upon shareholder approval, into the Company’s common stock. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution. The Series H Preferred call provision provides the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 29, 2003. In connection with the sales of the Series H Preferred, the Company is also issuing warrants to purchase common stock. Due to the pricing of the Series H Preferred, the Company may be required to take a charge in its second quarter.

The Company’s operating plan includes the continued execution of activities it previously initiated over the past 18 months to further improve the operating performance of the Company and to meet its fiscal 2003 financial plan. These activities include, but are not limited to, expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leveraging of the consolidated back office SG&A platform. Going forward, the Company believes cash flows from operations and the equity raised via the private placement of the Series H offering will be sufficient to fund its operating needs. If additional funding is required, the Company will continue to secure, if necessary, additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the Evaluation Date), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b)	Changes in internal controls

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s books and records accurately reflect its transactions and that the established policies and procedures are followed. For the quarter ended September 28, 2002, there were no significant changes to internal controls or in other factors that could significantly affect the Company’s internal controls.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Velocity is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. Velocity carries workers’ compensation insurance and auto liability coverage for its employees for the current policy year. Velocity and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of Velocity. The Company vigorously defends against all of the foregoing claims.

The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company’s financial position or results of operations. The Company has established an accrual for losses it may sustain in the pending actions as of September 28, 2002. The Company believes that the accrual level is adequate for purposes of its financial statements.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits required by Item 601 of Regulation S-K:

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on November 12, 2002.

VELOCITY EXPRESS CORPORATION.

By	/s/ Jeffry J. Parell
Jeffry J. Parell
Chief Executive Officer

By	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jeffry J. Parell, certify that:

1.	I have reviewed this quarterly report of Velocity Express Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002

/s/ Jeffry J. Parell
Jeffry J. Parell
Chief Executive Officer

I, Mark E. Ties, certify that:

1.	I have reviewed this quarterly report of Velocity Express Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer