Form 10-Q
period 2002-12-28
VELOCITY EXPRESS CORP
filed 2003-02-18
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

☐    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE

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

YES    ☒        NO    ☐

As of January 29, 2003, there were 4,670,550 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 28, 2002

PART I.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 28, 2002	June 29, 2002
	(unaudited)
ASSETS

Current assets:
Cash	$1,531	$2,704
Accounts receivable, net	41,151	38,816
Accounts receivable—other	1,781	1,895
Prepaid workers' compensation and auto liability insurance	8,636	11,939
Other prepaid expenses	2,058	1,304
Other current assets	378	552

Total current assets	55,535	57,210

Property and equipment, net	10,378	10,970

Goodwill	42,830	42,830
Deferred financing costs, net	1,877	1,916
Other assets	991	963

Total assets	$111,611	$113,889

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$19,592	$19,543
Accrued insurance and claims	5,280	6,084
Accrued wages and benefits	2,983	2,871
Accrued legal and claims	2,918	4,017
Other accrued liabilities	1,931	3,510
Current portion of long-term debt	13	30

Total current liabilities	32,717	36,055

Long-term debt less current portion	39,997	38,756
Accrued insurance and claims	6,987	9,763

Shareholders' equity:
Preferred stock, $0.004 par value, 50,000 shares authorized 13,650 and 13,568 shares issued and outstanding at December 28, 2002 and June 29, 2002, respectively	64,741	64,480
Preferred warrants, 1,042 outstanding at December 28, 2002 and June 29, 2002	7,600	7,600
Common stock, $0.004 par value, 150,000 shares authorized 4,671 and 3,663 shares issued and outstanding at December 28, 2002 and June 29, 2002, respectively	19	15
Stock subscription receivable	(8)	(26)
Additional paid-in-capital	60,367	57,152
Accumulated deficit	(100,657)	(99,766)
Foreign currency translation	(152)	(140)

Total shareholders' equity	31,910	29,315

Total liabilities and shareholders' equity	$111,611	$113,889

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Revenue	$75,041	$84,415	$152,959	$180,203
Cost of services	58,188	65,128	118,196	141,111

Gross profit	16,853	19,287	34,763	39,092

Operating expenses:
Occupancy	3,199	3,312	6,385	6,829
Selling, general and administrative	13,638	15,675	27,378	32,644

Total operating expenses	16,837	18,987	33,763	39,473

Income (loss) from operations	16	300	1,000	(381)
Other income (expense):
Interest expense	(761)	(5,202)	(1,571)	(10,947)
Common stock warrant charge	—	—	—	(1,020)
Other	(28)	1,128	(44)	1,140

Net loss	$(773)	$(3,774)	$(615)	$(11,208)

Net loss applicable to common shareholders	$(1,049)	$(9,672)	$(891)	$(21,086)

Basic and diluted net loss per share	$(0.24)	$(2.81)	$(0.21)	$(6.14)

Basic and diluted weighted average number of common shares outstanding	4,442	3,438	4,190	3,434

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379	—	$—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	(2)	—	—
Issuance of Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	275	2,750
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	(828)
Accretion of beneficial conversion feature for Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	276
Conversion of Series D to Common Stock	—	—	—	—	(63)	(500)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(130)	(1,435)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss

Balance at December 28, 2002	2,807	$24,304	2,000	$13,600	1,767	$10,308	936	$9,954	5,865	$4,377	275	$2,198

[Table continues below]

	Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount
Balance at June 29, 2002	1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	—	—	—	—	18	—	—	—	18
Amortization of stock option expense	—	—	—	—	—	56	—	—	56
Warrant exercises	—	—	200	1	—	399	—	—	400
Offering costs	—	—	—	—	—	—	—	—	(2)
Issuance of Series H Preferred Stock	—	—	—	—	—	—	—	—	2,750
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	828	—	—	—
Accretion of beneficial conversion feature for Series H Preferred Stock	—	—	—	—	—	—	(276)	—	—
Conversion of Series D to Common Stock	—	—	152	1	—	499	—	—	—
Conversion of Series F to Common Stock	—	—	656	2	—	1,433	—	—	—
Net loss	—	—	—	—	—	—	(615)	—	(615)
Foreign currency translation	—	—	—	—	—	—	—	(12)	(12)

Comprehensive loss									(627)

Balance at December 28, 2002	1,042	$7,600	4,671	$19	$(8)	$60,367	$(100,657)	$(152)	$31,910

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Uaudited)

(Amounts in thousands)

	Six Months Ended
	December 28, 2002	December 29, 2001
OPERATING ACTIVITIES
Net loss	$(615)	$(11,208)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,778	1,898
Amortization	405	417
Equity instruments issued in lieu of payment for services received	—	1,170
Amortization of stock option expense	56	—
Non cash interest expense	171	8,716
Other	(32)	209
Gain on sale of assets	—	(1,064)
Gain on retirement of equipment	(11)	(85)
Change in operating assets and liabilities:
Accounts receivable	(2,335)	6,428
Other current assets	2,963	(411)
Other assets	(28)	(22)
Accounts payable	461	(1,936)
Accrued liabilities	(6,850)	(6,963)

Cash used in operating activities	(4,037)	(2,851)

INVESTING ACTIVITIES
Proceeds from sale of assets	11	1,187
Purchases of equipment	(1,154)	(2,423)
Other	(30)	(65)

Cash used in investing activities	(1,173)	(1,301)

FINANCING ACTIVITIES
Borrowings (repayments) under revolving credit agreement, net	1,071	(2,859)
Payments on acquisition notes	—	(2,000)
Proceeds from subscription notes	18	—
Proceeds from issuance of preferred stock, net	2,748	11,342
Proceeds from issuance of common stock, net	400	49
Debt financing costs	(200)	(427)

Cash provided by financing activities	4,037	6,105

Net (decrease) increase in cash and cash equivalents	(1,173)	1,953
Cash and cash equivalents, beginning of period	2,704	2,932

Cash and cash equivalents, end of period	$1,531	$4,885

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the “Company,” without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 28, 2002, and the results of its operations for the three and six months ended December 28, 2002, and its cash flows for the six months ended December 28, 2002 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 29, 2002, and the footnotes thereto, included in the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Comprehensive income (loss) – Comprehensive loss was $627,000 and $11.3 million for the six months ended December 28, 2002 and December 29, 2001, respectively. The difference between net income and total comprehensive income in the respective periods related to foreign currency translation adjustments.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(773)	$(3,774)	$(615)	$(11,208)
Beneficial conversion feature	—	—	—	(2,700)
Adjustment of Common Warrants issued in connection with sale of Series F Preferred to market value	—	—	—	(258)
Accretion of Series B Preferred Stock	—	(158)	—	(348)
Accretion of Series D Preferred Stock	—	(130)	—	(182)
Accretion of beneficial conversion feature for Series H Preferred Stock	(276)	—	(276)	—
Adjustment of Preferred Series C Warrants to market value	—	(3,640)	—	(3,770)
Adjustment of Preferred Series D Warrants to market value	—	(1,970)	—	(2,620)

Net loss applicable to common shareholders	$(1,049)	$(9,672)	$(891)	$(21,086)

Denominator for basic and diluted loss per share
Weighted average shares	4,442	3,438	4,190	3,434

Basic and diluted loss per share	$(0.24)	$(2.81)	$(0.21)	$(6.14)

3.    LONG-TERM DEBT

Long-term debt consisted of the following:

	December 28, 2002	June 29, 2002
	(Amounts in thousands)
Revolving note	$35,559	$34,488
Senior subordinated note	4,431	4,260
Other	20	38

	40,010	38,786
Less current maturities	(13)	(30)

Total	$39,997	$38,756

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at December 28, 2002), or, at the Company’s election, at LIBOR plus 3%. Further, the Company has the ability to lower these margins by 0.50% over the remainder of the agreement provided it meets certain conditions as defined in the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the facility is two years, ending January 2004.

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The warrant is subject to anti-dilution provisions. The unamortized discount was $0.6 million at December 28, 2002, and is being amortized over the remaining term of the note.

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

4.    SHAREHOLDERS’ EQUITY

Series H Convertible Preferred Stock – The Company is in the process of raising subordinated debt in order to refinance its current subordinated debt facility and to provide working capital support. In connection with this effort, the Company has authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The Series H Preferred contains a call provision to allow the Company to buy back, at its discretion, the Series H Preferred.

The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible, upon the later of shareholder approval or April 30, 2003, into the Company’s common stock. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution. The Series H Preferred call provision provides the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003.

During the second quarter, the Company received $5.0 million in purchase commitments from investors to purchase shares of Series H Preferred. In the quarter, the Company sold 275,000 shares of Series H Preferred to investors for net proceeds of $2.75 million. In connection with the sales of Series H Preferred in the second quarter, the Company issued warrants to purchase 1.4 million shares of common stock at an exercise price of $0.01 per share.

The remaining 225,000 shares of Series H Preferred will be issued in the third quarter. In connection with these shares, the Company will issue 1.1 million common stock warrants at an exercise price of $0.01 per share.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In the event the Company does not call the Series H Preferred on or before April 30, 2003, it will be required to issue an additional 3.6 million common stock warrants at an exercise price of $0.01 per share to the holders of the Series H Preferred. As a result of allocating fair value of the warrants from the carrying amount of the Series H Preferred to the warrants, a beneficial conversion on the Series H Preferred results. The amount of the beneficial conversion will range from $1.5 million to $2.9 million, depending upon whether or not the Company elects to call the Series H Preferred prior to the April 30, 2003 call date, and depending on the stock price at the time that any additional warrants are issued. The beneficial conversion amount will be charged to accumulated deficit over period between the issue date and the earliest conversion date of the Series H Preferred. In the second quarter, the Company accounted for $0.3 million of this charge.

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

Performance Metrics

The Company evaluates operating performance based on various measures including income from operations, net income and EBITDA. EBITDA represents net income (loss) plus interest, income taxes, depreciation and amortization, and non-cash charges associated with the granting of equity as payment for certain services. The Company considers EBITDA an important indicator of the operational strength and performance of its business, and a measure of the Company’s ability to provide cash flows to service debt and fund capital expenditures; however, EBITDA is a supplemental measure of performance and is not intended to represent a measure of performance in accordance with disclosures required by generally accepted accounting principles (“GAAP”).

In the second quarter of fiscal 2003, the Company reported income from operations of $16,000 as compared to $0.3 million in the second quarter of fiscal 2002, a decline of $0.3 million. Furthermore, the Company reported EBITDA of $1.1 million as compared to $2.6 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company recorded a one-time gain associated with the sale of its Air Courier Division. Excluding this gain, the EBITDA produced from operations was $1.5 million.

For the six months ended December 28, 2002, the Company reported income from operations of $1.0 million as compared to a loss from operations of $0.4 million for the same period in fiscal 2002. The Company also reported EBITDA of $3.2 million as compared to $3.1 million for the same period in fiscal 2002. The prior-year period included a one-time gain of $1.1 million related to the sale of the Air Courier Division. Exclusive of this gain, EBITDA for the first half of fiscal 2003 improved $1.2 million compared to the same period last year. These improvements will be discussed in the following sections.

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
	(Amounts in thousands, except per share data)
Revenue	$75,041	$84,415	$152,959	$180,203
Income (loss) from operations	16	300	1,000	(381)
Net income (loss)	(773)	(3,774)	(615)	(11,208)
Net income (loss) applicable to common shareholders	(1,049)	(9,672)	(891)	(21,086)
EBITDA	1,119	2,575	3,221	3,144

Net income (loss) per common share:
Basic net income (loss) per share	$(0.24)	$(2.81)	$(0.21)	$(6.14)
Diluted net income (loss) per share	(0.24)	(2.81)	(0.21)	(6.14)

Basic net income per share – EBITDA basis	0.25	0.75	0.77	0.92
Diluted net income per share – EBITDA basis	0.05	0.13	0.14	0.17

A reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
	(Amounts in thousands)
EBITDA	$1,119	$2,575	$3,221	$3,144
Interest	(761)	(5,202)	(1,571)	(10,947)
Taxes	—	(70)	(26)	(70)
Depreciation	(846)	(869)	(1,778)	(1,898)
Amortization	(257)	(208)	(405)	(417)
Non-cash equity charges	(28)	—	(56)	(1,020)

Net income (loss)	$(773)	$(3,774)	$(615)	$(11,208)

Overview

Velocity Express Corporation and its subsidiaries are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada.

The Company has one of the largest nationwide networks of customized, time-critical delivery solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. The Company’s service offerings are divided into the following categories:

•	Scheduled logistics consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer, for example, financial institutions that need a wide variety of services including the pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts, the delivery of office supplies, and the transfer of inter-office mail and correspondence.

•	Distribution logistics consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations and delivered into multiple routes with defined endpoints and more broadly defined time schedules. Customers utilizing distribution logistics normally include pharmaceutical wholesalers, retailers, manufacturers or other companies who must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region.

•	Expedited logistics consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements. Most expedited logistics services occur within a major metropolitan area or radius of 40 miles, and the Company usually offers one-hour, two- to four-hour and over four-hour delivery services depending on the customer’s time requirements. These services are typically available 24 hours a day, seven days a week. Expedited logistics services also include critical parts management and delivery for companies.

Historical Results of Operations

Revenue for the quarter ended December 28, 2002 decreased $9.4 million or 11.1% to $75.0 million from $84.4 million for the quarter ended December 29, 2001. The decrease in revenue for the quarter ended December 28, 2002 compared to the same period last year is the result of the consolidation of unprofitable locations and the divesture of a non-core air courier business operation of $6.5 million. The remaining decline in revenue was the result of lower volume in the second quarter as a result of the soft economy, which impacted the Company through customer attrition, pricing pressure and existing customers shipping lower volumes. The total impact was approximately $2.9 million.

Revenue for the six months ended December 28, 2002 decreased $27.2 million or 15.1% to $153.0 million from $180.2 million for the six months ended December 29, 2001. The decrease in revenue for the six months ended December 28, 2002 compared to the same period last year is the result of the consolidation of unprofitable locations and the divesture of a non-core air courier business operation of $21.3 million, and lower volume experienced in the first half as a result of the soft economy which impacted the Company through customer attrition, pricing pressure and existing customers shipping lower volumes. The total impact was approximately $5.9 million.

Revenue by service offering was as follows:

Scheduled logistics	53.2%
Distribution logistics	23.4%
Expedited logistics	23.4%

Cost of services for the quarter ended December 28, 2002 was $58.2 million, a reduction of $6.9 million or 10.6% from $65.1 million for the quarter ended December 29, 2001. Approximately $7.2 million of the savings in cost of services correlates to the reduced revenue described above. This savings was offset by inefficiencies of approximately $0.3 million primarily related to costs associated with not achieving route density resulting in higher payments to drivers as a percentage of sales compared to the same quarter last year. The Company continues to move to a variable cost strategy, which may mitigate these inefficiencies going forward as the Company continues to see improved insurance expense and improvement in overall driver and vehicle-related costs.

Cost of services for the six months ended December 28, 2002 was $118.2 million, a reduction of $22.9 million or 16.2% from $141.1 million for the six months ended December 29, 2001. Cost of services improved 1.0 percentage point as our costs as a percentage of revenue decreased from 78.3% to 77.3% for the six months ended December 28, 2002. Approximately $21.7 million of the savings in cost of services correlates to the reduced revenue described above, including $3.7 million as a result of the divestiture of a non-core air courier business operation. Approximately $1.2 million relates to efficiencies gained as the Company moved to a variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers. This variable cost strategy has resulted in improved insurance expense and improvement in overall driver and vehicle-related costs.

Selling, general and administrative (“SG&A”) expenses for the quarter ended December 28, 2002 were $13.6 million or 18.2% of revenue, a reduction of $2.1 million or 13.4% as compared with $15.7 million or 18.6% of revenue for the quarter ended December 29, 2001. The decrease in SG&A for the quarter resulted from integrating, through technology, all back office processes into one common platform.

SG&A expenses for the six months ended December 28, 2002 were $27.4 million or 17.9% of revenue, a reduction of $5.2 million or 16.0% as compared with $32.6 million or 18.1% of revenue for the six months ended December 29, 2001. The decrease in SG&A for the first half of fiscal 2003 resulted from integrating, through technology, all back office processes into one common platform resulting in savings of approximately $4.7 million and the sale of a non-core air courier business operation which eliminated $0.5 million of related costs.

Occupancy charges for the quarter ended December 28, 2002 were $3.2 million, a reduction of $0.1 million or 3.0% from $3.3 million for the quarter ended December 29, 2001. The improvement for the quarter is due to lower rent rates being implemented in various locations.

Occupancy charges for the six months ended December 28, 2002 were $6.4 million, a reduction of $0.4 million or 5.9% from $6.8 million for the six months ended December 29, 2001. The improvement for the first half is due to divestitures of a non-core air courier business operation and lower rental rates being implemented in various locations.

Interest expense for the quarter ended December 28, 2002 decreased $4.4 million to $0.8 million from $5.2 million for the quarter ended December 29, 2001. Included in interest expense for the prior-year period is a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company’s revolving credit facility. Exclusive of this charge, interest expense related to the Company’s borrowings decreased $0.4 million over the same period in the prior year as a result of lower interest rates.

Interest expense for the six months ended December 28, 2002 decreased $9.3 million to $1.6 million from $10.9 million for the six months ended December 29, 2001. Included in interest expense for the prior-year period are certain non-cash charges related to the preferred stock amounting to approximately $4.7 million and the non-cash charge of $4.0 million discussed above. Interest expense related to the Company’s borrowings decreased $0.6 million over the same period in the prior year as a result of lower interest rates.

As compensation for structuring and finalizing the agreement between the Company and CEX which occurred in July 2001, the Company issued common stock warrants in the first quarter of fiscal 2002. The fair value of the warrants was approximately $1.0 million and was included in other expense in the statement of operations in fiscal 2002.

As a result of the foregoing factors, the net loss for the quarter ended December 28, 2002 was $0.8 million, compared with $3.8 million for the same period in fiscal 2002, an improvement of $3.0 million. Net loss for the six months ended December 28, 2002 was $0.6 million, compared with $11.2 million for the same period in fiscal 2002, an improvement of $10.6 million.

Net loss applicable to common shareholders was $1.0 million for quarter ended December 28, 2002 as compared with $9.7 million for the same period in fiscal 2002. Net loss applicable to common shareholders was $0.9 million for six months ended December 28, 2002 as compared with $21.1 million for the same period in fiscal 2002. The difference in the six-month period between net loss applicable to common shareholders and net loss in the current year relates to the accretion of the charge associated with the common stock warrants issued with the Series H Preferred. In the prior year of the comparable period, the difference between net loss applicable to common shareholders and net loss was comprised of non-cash charges associated with the Company’s redeemable preferred stock and the elimination of the redemption features in December 2001.

Liquidity and Capital Resources

Cash flow used in operations was $4.0 million for the first half of fiscal 2003. This use of funds was comprised of cash generated from operations of $1.8 million offset by cash flows used as a result of working capital changes of $5.8 million. In the first six months of fiscal 2003, cash receipts on accounts receivable were off approximately $2.3 million compared to revenues during the same period, resulting in a use of cash of approximately $2.3 million. As a result, the Company has implemented new credit policies and has increased its focus on accounts receivable collections. Prepaid workers’ compensation resulted in $2.5 million in working capital due to a loss fund adjustment returned by the insurance carrier because of claims not developing as the insurance carrier expected. This adjustment is a continued benefit from our transition to the variable cost model. The remaining use of working capital during the first half included approximately $5.2 million due to funding of claims (including insurance, cargo and legal) and the funding of other miscellaneous accruals.

Cash flow used as a result of investing activities was $1.2 million and consisted primarily of capital expenditures for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

Cash flow from financing activities amounted to $4.0 million during the first half of fiscal 2003. The primary source of cash was from the issuance of Series H Preferred, which provided net proceeds of $2.7 million. The revolving credit facility provided $1.1 million due to the increase in the collateral base. The exercise of common warrants resulted in proceeds of $0.4 million.

The Company reported operating income of approximately $1.0 million for the first six months of fiscal 2003 and has positive working capital of approximately $22.8 million at December 28, 2002.

As of December 28, 2002, the Company had no outstanding purchase commitments for capital improvements.

The Company is in the process of raising subordinated debt in order to refinance its current subordinated debt facility and to provide working capital support. In connection with this effort, the Company has authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The Series H Preferred contains a call provision to allow the Company to buy back, at its discretion, the Series H Preferred.

The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible, upon the later of shareholder approval or April 30, 2003, into the Company’s common stock. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution. The Series H Preferred call provision provides the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003.

During the second quarter, the Company received $5.0 million in purchase commitments from investors to purchase shares of Series H Preferred. In the quarter, the Company sold 275,000 shares of Series H Preferred to investors for net proceeds of $2.75 million. In connection with the sales of Series H Preferred in the second quarter, the Company issued warrants to purchase 1.4 million shares of common stock at an exercise price of $0.01 per share.

The remaining 225,000 shares of Series H Preferred will be issued in the third quarter. In connection with these shares, the Company will issue 1.1 million common stock warrants at an exercise price of $0.01 per share.

In the event the Company does not call the Series H Preferred on or before April 30, 2003, it will be required to issue an additional 3.6 million common stock warrants at an exercise price of $0.01 per share to the holders of the Series H Preferred. As a result of allocating fair value of the warrants from the carrying amount of the Series H Preferred to the warrants, a beneficial conversion on the Series H Preferred results. The amount of the beneficial conversion will range from $1.5 million to $2.9 million, depending upon whether or not the Company elects to call the Series H Preferred prior to the April 30, 2003 call date, and depending on the stock price at the time that any additional warrants are issued. The beneficial conversion amount will be charged to accumulated deficit over period between the issue date and the earliest conversion date of the Series H Preferred. In the second quarter, the Company accounted for $0.3 million of this charge.

The Company’s operating plan includes the continued execution of activities it previously initiated over the past 18 months to further improve the operating performance of the Company. These activities include, but are not limited to, expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leveraging of the consolidated back office SG&A platform. Going forward, the Company believes cash flows from operations and the equity raised via the private placement of the Series H offering will be sufficient to fund its operating needs. If additional funding is required, the Company will continue to secure, if necessary, additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

ITEM 4.    CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b)	Changes in internal controls

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s books and records accurately reflect its transactions and that the established policies and procedures are followed. For the quarter ended December 28, 2002, there were no significant changes to internal controls or in other factors that could significantly affect the Company’s internal controls.

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

The Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company’s financial position or results of operations. The Company has established an accrual for losses it may sustain in the pending actions as of December 28, 2002. The Company believes that the accrual level is adequate for purposes of its financial statements.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following describes sales of the Company’s securities in the last fiscal quarter without registration under the Securities Act of 1933 (the “Securities Act”):

The Company has authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible, upon the later of shareholder approval or April 30, 2003, into the Company’s common stock. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution. The Series H Preferred call provision provides the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003.

During the second quarter, the Company received approimately $5.0 million in purchase commitments from investors to purchase shares of Series H Preferred. In the quarter, the Company sold 275,000 shares of Series H Preferred to investors for net proceeds of $2.75 million. The remaining 225,000 shares of Series H Preferred will be issued in the third quarter.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.    OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits required by Item 601 of Regulation S-K:

3.1	Certificate of Designation of Preferences and Rights of Series H Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation.

10.1	Employment Agreement between Velocity Express Corporation and Jeffry J. Parell dated November 7, 2002.

10.2	Form of Stock Purchase Agreement to purchase Series H Convertible Preferred Stock

10.3	Form of Common Stock Warrant issued in connection with the Company’s Series H Convertible Preferred Stock financing.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 11, 2003.

VELOCITY EXPRESS CORPORATION.

By:	/s/ JEFFRY J. PARELL

Jeffry J. Parell Chief Executive Officer

By:	/s/ MARK E. TIES

Mark E. Ties Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jeffry J. Parell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Velocity Express Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 11, 2003

/s/ JEFFRY J. PARELL
Jeffry J. Parell Chief Executive Officer

I, Mark E. Ties, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Velocity Express Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 11, 2003

/s/ MARK E. TIES
Mark E. Ties Chief Financial Officer