Form 10-Q
period 2003-03-29
VELOCITY EXPRESS CORP
filed 2003-05-16
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

YES  (X)     NO (    )

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  (    )     NO (X)

As of May 2, 2003, there were 5,385,525 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 29, 2003

P ART I.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	March 29,	June 29,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash	$1,421	$2,704
Accounts receivable, net	42,609	38,816
Accounts receivable—other	1,626	1,895
Prepaid workers' compensation and auto liability insurance	8,634	11,939
Other prepaid expenses	1,863	1,304
Other current assets	367	552

Total current assets	56,520	57,210

Property and equipment, net	10,063	10,970

Goodwill	42,830	42,830
Deferred financing costs, net	1,954	1,916
Other assets	999	963

Total assets	$112,366	$113,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$20,566	$19,543
Accrued insurance and claims	5,245	6,084
Accrued wages and benefits	4,697	2,871
Accrued legal and claims	3,560	4,017
Other accrued liabilities	1,199	3,510
Current portion of long-term debt	33,793	30

Total current liabilities	69,060	36,055

Long-term debt less current portion	4,524	38,756
Accrued insurance and claims	6,501	9,763

Shareholders' equity:
Preferred stock, $0.004 par value, 50,000 shares authorized 13,865 and 13,568 shares issued and outstanding at March 29, 2003 and June 29, 2002, respectively	66,777	64,480
Preferred warrants, 1,042 outstanding at March 29, 2003 and June 29, 2002	7,600	7,600
Common stock, $0.004 par value, 150,000 shares authorized 4,719 and 3,663 shares issued and outstanding at March 29, 2003 and June 29, 2002, respectively	19	15
Stock subscription receivable	(38)	(26)
Additional paid-in-capital	61,172	57,152
Accumulated deficit	(103,121)	(99,766)
Foreign currency translation	(128)	(140)

Total shareholders' equity	32,281	29,315

Total liabilities and shareholders' equity	$112,366	$113,889

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Revenue	$76,335	$81,539	$229,294	$261,742
Cost of services	60,030	62,296	178,226	203,407

Gross profit	16,305	19,243	51,068	58,335

Operating expenses:
Occupancy	3,475	3,207	9,860	10,036
Selling, general and administrative	14,031	15,424	41,409	48,068

Total operating expenses	17,506	18,631	51,269	58,104

Income (loss) from operations	(1,201)	612	(201)	231

Other income (expense):
Interest expense	(679)	(838)	(2,250)	(11,785)
Common stock warrant charge	—	—	—	(1,020)
Other	15	46	(29)	1,186

Net loss	$(1,865)	$(180)	$(2,480)	$(11,388)

Net loss applicable to common shareholders	$(2,464)	$(180)	$(3,355)	$(21,266)

Basic and diluted net loss per share	$(0.53)	$(0.05)	$(0.77)	$(6.16)

Basic and diluted weighted average number of common shares outstanding	4,687	3,483	4,355	3,450

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379	—	$—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	(2)	—	(36)
Issuance of Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	500	5,000
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	(1,505)
Beneficial conversion feature for Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	875
Conversion of Series D to Common Stock	—	—	—	—	(63)	(500)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(140)	(1,535)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at March 29, 2003	2,807	$24,304	2,000	$13,600	1,767	$10,308	926	$9,854	5,865	$4,377	500	$4,334

[WIDE TABLE CONTINUED]

	Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount
Balance at June 29, 2002	1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	—	—	—	—	18	—	—	—	18
Amortization of stock option expense	—	—	—	—	—	84	—	—	84
Warrant exercises	—	—	200	1	—	399	—	—	400
Offering costs	—	—	—	—	—	—	—	—	(38)
Issuance of Series H Preferred Stock	—	—	—	—	(30)	—	—	—	4,970
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	1,505	—	—	—
Beneficial conversion feature for Series H Preferred Stock	—	—	—	—	—	—	(875)	—	—
Conversion of Series D to Common Stock	—	—	152	1	—	499	—	—	—
Conversion of Series F to Common Stock	—	—	704	2	—	1,533	—	—	—
Net loss	—	—	—	—	—	—	(2,480)	—	(2,480)
Foreign currency translation	—	—	—	—	—	—	—	12	12

Comprehensive loss									(2,468)

Balance at March 29, 2003	1,042	$7,600	4,719	$19	$(38)	$61,172	$(103,121)	$(128)	$32,281

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 29, 2003	March 30, 2002
OPERATING ACTIVITIES
Net loss	$(2,480)	$(11,388)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,693	2,752
Amortization	690	626
Equity instruments issued in lieu of payment for services received	—	1,170
Amortization of stock option expense	84	—
Non cash interest expense	256	8,971
Other	32	52
Gain on sale of assets	—	(1,064)
Gain on retirement of equipment	(11)	(80)
Change in operating assets and liabilities:
Accounts receivable	(3,793)	4,316
Other current assets	3,301	453
Other assets	(36)	(223)
Accounts payable	1,435	(997)
Accrued liabilities	(5,506)	(10,041)

Cash used in operating activities	(3,335)	(5,453)

INVESTING ACTIVITIES
Proceeds from sale of assets	11	1,199
Purchases of equipment	(1,818)	(3,631)
Other	104	(89)

Cash used in investing activities	(1,703)	(2,521)

FINANCING ACTIVITIES
(Repayments) borrowings under revolving credit agreement, net	(817)	589
Payments on acquisition notes	—	(2,000)
Proceeds from subscription notes	(12)	—
Proceeds from issuance of preferred stock, net	4,721	11,235
Proceeds from issuance of common stock, net	400	195
Debt financing costs	(537)	(1,454)

Cash provided by financing activities	3,755	8,565

Net (decrease) increase in cash and cash equivalents	(1,283)	591

Cash and cash equivalents, beginning of period	2,704	2,932

Cash and cash equivalents, end of period	$1,421	$3,523

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

Basis of Presentation – The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the “Company,” without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2003, and the results of its operations for the three and nine months ended March 29, 2003, and its cash flows for the nine months ended March 29, 2003 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 29, 2002, and the footnotes thereto, included in the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission.

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Comprehensive income (loss) – Comprehensive loss was $2.5 million and $11.5 million for the nine months ended March 29, 2003 and March 30, 2002, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

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

Earnings per Share – Basic earnings per share is computed based on the weighted average number of common shares outstanding by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In thousands, except per share amounts)
Numerator
Net loss	$(1,865)	$(180)	$(2,480)	$(11,388)
Beneficial conversion feature for Series B Preferred	—	—	—	(2,700)
Adjustment of Common Warrants issued in connection with sale of Series F Preferred to market value	—	—	—	(258)
Accretion of Series B Preferred Stock	—	—	—	(348)
Accretion of Series D Preferred Stock	—	—	—	(182)
Beneficial conversion feature for Series H Preferred	(599)	—	(875)	—
Adjustment of Preferred Series C Warrants to market value	—	—	—	(3,770)
Adjustment of Preferred Series D Warrants to market value	—	—	—	(2,620)

Net loss applicable to common shareholders	$(2,464)	$(180)	$(3,355)	$(21,266)

Denominator for basic and diluted loss per share
Weighted average shares	4,687	3,483	4,355	3,450

Basic and diluted loss per share	$(0.53)	$(0.05)	$(0.77)	$(6.16)

Stock-Based Compensation – In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock option plans under APB Opinion No. 25 and related interpretations. If the Company had applied the fair value recognition provisions of SFAS No. 123, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
	(In thousands, except per share amounts)
Net loss applicable to common shareholders:
As reported	$(2,464)	$(180)	$(3,355)	$(21,266)

Pro forma	$(2,851)	$(281)	$(4,725)	$(21,569)

Basic and diluted loss per common share:
As reported	$(0.53)	$(0.05)	$(0.77)	$(6.16)

Pro forma	$(0.61)	$(0.08)	$(1.08)	$(6.25)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	LONG-TERM DEBT

Long-term debt consisted of the following:

	March 29, 2003	June 29, 2002
	(Amounts in thousands)
Revolving note	$33,671	$34,488
Senior subordinated note	4,516	4,260
Other	130	38

	38,317	38,786
Less current maturities	(33,793)	(30)

Total	$4,524	$38,756

Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at March 29, 2003), or, at the Company’s election, at LIBOR plus 3%. As of March 29, 2003, the Company has 88% of the facility under LIBOR contracts at interest rates ranging from 4.375% to 4.5%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures January 2004.

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.5 million at March 29, 2003, and is being amortized over the remaining term of the note. The warrant has an exercise price of $7.44 per share and entitles the holder to acquire, in whole or in part 608,099 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement.

The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels.

4.	SHAREHOLDERS’ EQUITY

Series H Convertible Preferred Stock – The Company while in the process of raising subordinated debt, authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible into the Company’s common stock upon the later of shareholder approval or April 30, 2003. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution.

The Company sold 500,000 shares of Series H Preferred to investors for net proceeds of $5.0 million. In connection with the sales of Series H Preferred, the Company issued five-year warrants to purchase 2.5 million shares of common stock at an exercise price of $0.01 per share. The proceeds from the Series H Preferred were allocated based upon their relative fair values between the warrants and the Series H Preferred resulting in an allocation of $1.5 million from Series H Preferred to additional paid in capital. The Series H Preferred was deemed to have contained a beneficial conversion amounting to $0.9 million, $0.3 million of which was

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

recognized in the quarter ended December 28, 2002 and the remainder in the quarter ended March 29, 2003 as a deemed dividend to preferred shareholders.

The Series H Preferred contained a call provision that provided the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003. If the Company did not call the Series H Preferred prior to the call date, the Company would be required to issue a warrant to purchase additional shares of common stock. Subsequent to the third quarter, the Company did not exercise its call right with respect to the Series H Preferred prior to its expiration on April 30, 2003, and on May 1, 2003 issued 3.8 million warrants with a five-year term and an exercise price of $0.01 per share to the holders of the Series H Preferred. The fair value of these warrants will be accounted for on the date of their issuance as a deemed dividend to the preferred shareholders which will increase the accumulated deficit and additional paid in capital. The Company has not yet determined the amount of this charge.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue are as follows:

Financial services	30.3%
Healthcare	24.3%
Commercial	20.8%
Office products	13.8%
Energy	5.5%
Technology	5.2%
Third-party logistics	4.1%

Historical Results of Operations

Revenue for the quarter ended March 29, 2003 decreased $5.2 million or 6.4% to $76.3 million from $81.5 million for the quarter ended March 30, 2002. Approximately $6.9 million of the decline relates to customer attrition, revenue loss associated with pricing pressure, and volume declines during the first two months of the quarter resulting from severe weather and a soft economy. This decline was offset by revenue growth from new customer contracts in the third quarter of fiscal 2003 of approximately $1.7 million.

Revenue for the nine months ended March 29, 2003 decreased $32.4 million or 12.4% to $229.3 million from $261.7 million for the nine months ended March 30, 2002. The decrease in revenue for the nine months ended March 29, 2003 compared to the same period last year is the result of the consolidation of unprofitable locations and the divesture of a non-core air courier business operation of $4.1 million and lower volume experienced in the first nine months as a result of customer attrition, revenue loss associated with pricing pressure, and volume declines from the soft economy and severe weather of approximately $35.6 million. New customer contracts resulted in revenue growth from in the first nine months of approximately $7.3 million.

Cost of services for the quarter ended March 29, 2003 was $60.0 million, a reduction of $2.3 million or 3.7% from $62.3 million for the quarter ended March 30, 2002. The reduction of $2.3 million consists of $4.0 million in reduced costs as a result of the reduced revenue described above and an increase of $1.7 million related to savings achieved in the prior-year quarter, as the Company aggressively transitioned a large portion of its business to the variable cost model resulting in higher than normal insurance and vehicle savings in the prior-year quarter. While the Company continues to implement its variable cost strategy and to position itself for improvement in its cost structure, it will continue to realize savings related to insurance expense and overall driver and vehicle-related costs, but at a lower rate going forward.

Cost of services for the nine months ended March 29, 2003 was $178.2 million, a reduction of $25.2 million or 12.4% from $203.4 million for the nine months ended March 30, 2002. Year-over-year, gross margin remained constant at 22.3% resulting in the entire reduction in cost of services of $25.2 million correlating to the reduced revenue described above, including $3.7 million related to the divestiture of a non-core air courier business operation. The continued transition to the variable cost model using independent contractors and employee-owner operators in greater proportion to employee drivers has allowed the Company to maintain consistent margins year over year through the third quarter. The Company expects to continue to realize savings related to insurance expense and overall driver and vehicle-related costs, but at a lower rate going forward.

Selling, general and administrative (“SG&A”) expenses for the quarter ended March 29, 2003 were $14.0 million or 18.4% of revenue, a reduction of $1.4 million or 9.1% as compared with $15.4 million or 18.9% of revenue for the quarter ended March 30, 2002. The decrease in SG&A for the quarter resulted from the Company’s continued focus on integrating its back office functions and scaling back expenses as a result of the soft economy.

SG&A expenses for the nine months ended March 29, 2003 were $41.4 million or 18.1% of revenue, a reduction of $6.7 million or 13.9% as compared with $48.1 million or 18.4% of revenue for the nine months ended March 30, 2002. The decrease in SG&A for the first nine months of fiscal 2003 resulted from integrating, through technology, all back office processes into one common platform as well as the Company’s continued focus on this integration and scaling back expenses as a result of the soft economy. The sale of a non-core air courier business operation eliminated $0.6 million of related costs.

Occupancy charges for the quarter ended March 29, 2003 were $3.5 million, an increase of $0.3 million or 9.4% from $3.2 million for the quarter ended March 30, 2002. The increase for the quarter is related to new office startups and higher utility costs related to the cold weather and higher fuel costs.

Occupancy charges for the nine months ended March 29, 2003 were $9.9 million, a reduction of $0.1 million or 1.0% from $10.0 million for the nine months ended March 30, 2002. The improvement for the first nine months is due to divestitures of a non-core air courier business operation and lower rental rates being implemented in various locations during the first half, offset by slightly higher costs in the third quarter related to new office startups and higher utility costs related to the cold weather and higher fuel costs.

Interest expense for the quarter ended March 29, 2003 decreased $0.1 million to $0.7 million from $0.8 million for the quarter ended March 30, 2002 primarily as a result of lower interest rates related to the Company’s borrowings due to the Company’s use of LIBOR contracts for the majority of its borrowings under the revolving credit facility.

Interest expense for the nine months ended March 29, 2003 decreased $9.5 million to $2.3 million from $11.8 million for the nine months ended March 30, 2002. Included in interest expense for the prior-year period are certain non-cash charges related to the preferred stock amounting to approximately $4.7 million and a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company’s revolving credit facility. Interest expense related to the Company’s borrowings decreased $0.6 million over the same period in the prior year as a result of lower interest rates due to the Company’s use of LIBOR contracts for the majority of its borrowings under the revolving credit facility.

As compensation for structuring and finalizing the agreement between the Company and CEX which occurred in July 2001, the Company issued common stock warrants in the first quarter of fiscal 2002. The fair value of the warrants was approximately $1.0 million and was included in other expense in the statement of operations in fiscal 2002.

As a result of the foregoing factors, the net loss for the quarter ended March 29, 2003 was $1.9 million, compared with $0.2 million for the same period in fiscal 2002, a decline of $1.7 million. Net loss for the nine months ended March 29, 2003 was $2.5 million, compared with $11.4 million for the same period in fiscal 2002, an improvement of $8.9 million.

Net loss applicable to common shareholders was $2.5 million for quarter ended March 29, 2003 as compared with $0.2 million for the same period in fiscal 2002. Net loss applicable to common shareholders was $3.4 million for nine months ended March 29, 2003 as compared with $21.3 million for the same period in fiscal 2002. The difference in the current year between net loss applicable to common shareholders and net loss relates to the beneficial conversion associated with Series H Preferred. In the prior year, the difference between net loss applicable to common shareholders and net loss was comprised of non-cash charges associated with the Company’s redeemable preferred stock and the elimination of the redemption features in December 2001.

Liquidity and Capital Resources

Cash flow used in operations was $3.3 million for the first nine months of fiscal 2003. This use of funds was comprised of cash generated from operations of $1.3 million offset by cash flows used as a result of working capital changes of $4.6 million. Cash used related to accounts receivable was approximately $3.8 million. In 2003, the Company experienced an increase in its days sales outstanding (“DSO”) as a result of the impact the economy has had on its customers’ payment practices. The Company has implemented new credit policies and has increased its scrutiny of its accounts receivable base, but as yet, has not returned the Company’s accounts receivable to fiscal 2002 DSO operating levels. Prepaid workers’ compensation resulted in $2.7 million in working capital due to a loss fund adjustment returned by the insurance carrier because of claims not developing as the insurance carrier expected. This adjustment is a continued benefit from our transition to the variable cost model. The remaining use of working capital during the first nine months included approximately $5.1 million due to funding of claims (including insurance, cargo and legal) and the funding of other miscellaneous accruals.

Cash flow used as a result of investing activities was $1.7 million and consisted primarily of capital expenditures for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

Cash flow from financing activities amounted to $3.8 million during the first nine months of fiscal 2003. The primary source of cash was from the issuance of the Series H Preferred, which provided net proceeds of $4.7 million. Repayments on the revolving credit facility used $0.8 million, and debt financing costs used $0.5 million. The exercise of common warrants resulted in proceeds of $0.4 million.

The Company reported a loss from operations of approximately $0.2 million for the first nine months of fiscal 2003 and has negative working capital of approximately $12.5 million at March 29, 2003, primarily due to the reclassification of the credit facility as current due to its expiration in January 2004. The Company has begun the process of working with its current lender to extend the facility, and expects to have the facility extended by the end of the first quarter in fiscal 2004.

The Company while in the process of raising subordinated debt, authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible into the Company’s common stock upon the later of shareholder approval or April 30, 2003. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution.

The Company sold 500,000 shares of Series H Preferred to investors for net proceeds of $5.0 million. In connection with the sales of Series H Preferred, the Company issued five-year warrants to purchase 2.5 million shares of common stock at an exercise price of $0.01 per share. The proceeds from the Series H Preferred were allocated based upon their relative fair values between the warrants and the Series H Preferred resulting in an allocation of $1.5 million from Series H Preferred to additional paid in capital. The Series H Preferred was deemed to have contained a beneficial conversion amounting to $0.9 million, $0.3 million of which was recognized in the quarter ended December 28, 2002 and the remainder in the quarter ended March 29, 2003 as a deemed dividend to preferred shareholders.

The Series H Preferred contained a call provision that provided the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003. If the Company did not call the Series H Preferred prior to the call date, the Company would be required to issue a warrant to purchase additional shares of common stock. Subsequent to the third quarter, the Company did not exercise its call right with respect to the Series H Preferred prior to its expiration on April 30, 2003, and on May 1, 2003 issued 3.8 million warrants with a five-year term and an exercise price of $0.01 per share to the holders of the Series H Preferred. The fair value of these warrants will be accounted for on the date of their issuance as a deemed dividend to the preferred shareholders which will increase the accumulated deficit and additional paid in capital. The Company has not yet determined the amount of this charge.

As of March 29, 2003, the Company had no outstanding purchase commitments for capital improvements.

In the short term, the Company intends to continue the execution of activities it previously initiated over the past 18 months to further improve the operating performance of the Company and to meet its fiscal 2003 financial plan. These activities include, but are not limited to, expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leveraging of the consolidated back office SG&A platform. Currently, the Company has sufficient cash to fund the fiscal 2003 operating plan as discussed above. If however, the Company elects to accelerate its transition to a variable cost model using independent contractors and employee owner-operators as a result of continued increases in insurance and fuel costs or expands the implementation of its customer-driven technology solutions due to customer demands or competitive pressures as a result of continued softness in the economy, the Company may need to secure additional funding. If additional funding is required, the Company will continue to secure additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The revolving credit facility with Fleet Capital Corporation allows for borrowings under the revolving note limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at March 29, 2003), or, at the Company’s election, at LIBOR plus 3%. As of March 29, 2003, the Company has 88% of the revolving credit facility under LIBOR contracts at interest rates ranging from 4.375% to 4.5%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the revolving credit facility is two years, ending January 2004. The Company has begun the process of working with its current lender to extend the revolving credit facility, and expects to have the credit facility extended by the end of the first quarter in fiscal 2004. Until such time the Company does not expect any changes in its capacity to borrow funds under its revolving credit facility. The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving credit facility. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.5 million at March 29, 2003, and is being amortized over the remaining term of the note. The warrant has an exercise price of $7.44 per share and entitles the holder to acquire, in whole or in part 608,099 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement. If additional funding is required as a result of working capital requirements due to business expansion or changes in working capital requirements, the Company will attempt to secure additional financing from its existing lenders through the expansion of these facilities or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

The Company has revolving debt of $33.7 million at March 29, 2003. Approximately 88% of the Company’s borrowings under the revolving credit facility are currently under LIBOR contracts with fixed interest rates and various maturity dates, reducing the exposure to market risk until such time as the expiration of the individual LIBOR contracts. If, however, the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $337,000.

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

The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company’s books and records accurately reflect its transactions and that the established policies and procedures are followed. For the quarter ended March 29, 2003, there were no significant changes to internal controls or in other factors that could significantly affect the Company’s internal controls.

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

The Company has established reserves for litigation, which it believes, are adequate. The Company reviews its litigation matters on a regular basis to evaluate the demands and likelihood of settlements and litigation related expenses. Based on this review, the Company does not believe that the pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company’s balance sheet or results of operations. The Company has managed to fund settlements and litigation expenses through cash flow and believes that it will be able to do so going forward. Settlements and litigation expenses have not had a material impact on cash flow and the Company believes they will not have a material impact going forward.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

The following describes sales of the Company’s securities in the last fiscal quarter without registration under the Securities Act of 1933 (the “Securities Act”):

The Company authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The initial conversion price of the Series H Preferred is $1.00 per common share, and is convertible into the Company’s common stock upon the later of shareholder approval or April 30, 2003. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution.

During the third quarter, the Company sold 225,000 shares of Series H Preferred to investors for net proceeds of $2.25 million and issued 1.1 million five-year common stock warrants at an exercise price of $0.01 per share, bringing the total number of shares of Series H Preferred sold to 500,000, the total five-year common stock warrants issued to 2.5 million, and the total proceeds to $5.0 million.

The Company did not use an underwriter or placement agent in connection with selling the Series H Preferred, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities were sold to a limited group of accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Securities Act”) in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.     OTHER INFORMATION.

Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits required by Item 601 of Regulation S-K:

10.1	Form of Stock Purchase Agreement to Purchase Series H Convertible Preferred Stock

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

The Company filed one report on Form 8-K during the fiscal quarter ended March 29, 2003, as follows:

(1)	Current Report on Form 8-K filed on January 24, 2003, relating that the Company received a notice from The Nasdaq Stock Market stating that because the trading price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive trading days, the Company was not in compliance with the minimum bid requirements for continued listing on the Nasdaq SmallCap Market. The Company was granted 180 days to demonstrate compliance. The Company can demonstrate compliance if its common stock trades for $1.00 per share or more for ten consecutive trading days. The Company believes that it will be able to achieve compliance with the Nasdaq rules for continued listing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on May 13, 2003.

VELOCITY EXPRESS CORPORATION.

By	/s/ JEFFRY J. PARELL
Jeffry J. Parell
Chief Executive Officer

By	/s/ MARK E. TIES
Mark E. Ties
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jeffry J. Parell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Velocity Express Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003

/s/ JEFFRY J. PARELL
Jeffry J. Parell
Chief Executive Officer

I, Mark E. Ties, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Velocity Express Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003

/s/ MARK E. TIES
Mark E. Ties
Chief Financial Officer