Form 10-K/A
period 2002-06-29
VELOCITY EXPRESS CORP
filed 2003-07-28
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K/A-2

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

Acquisition and Integration of CEDS

Immediately after the acquisition of CEDS, the Company initiated various post-merger integration and consolidation initiatives. In fiscal 2000, the Company integrated CEDS’ management team into its own, resulting in the elimination of redundant positions and the realignment and “right sizing” of CEDS’ field management structure. Upon the completion of this integration, the Company then began divesting CEDS’ non-core air courier business operations, with the sale of one of the three acquired air courier operations in June 2000 and the closing or consolidation of unprofitable locations.

In fiscal 2001, the Company divested the second of the three non-core air courier operations in October 2000 and in the third quarter of fiscal 2001 announced the implementation of a multi-faceted restructuring program allowing it to accelerate the “right-sizing” of its operations. As a result, the Company streamlined and downsized its operations by reducing its workforce and consolidating various locations. The total charge associated with this restructuring program was $7.1 million consisting of severance costs of $2.2 million, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs and $1.6 million for the write off of equipment.

In fiscal 2002, the Company divested its third air courier business operation in October 2001 and then focused its efforts on increasing the efficiency of its driver costs through the variable cost delivery model and its back office processes. In July 2001, Company began the transition to a variable cost delivery model using independent contractors and employee-owner operators in greater proportion to employee drivers. This transition resulted in improved insurance expense and improvement in overall driver and vehicle-related costs. During the same period the Company began integrating, through technology, all back office processes into one common platform, which allowed the Company to eliminate numerous redundant functions within its back office structure.

For further discussion regarding the impact these initiatives had on the operating performance of the Company, please see additional discussion in the “Management’s Discussion and Analysis” section below.

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

PART II.

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

Use of EBITDA

The Company evaluates operating performance based on several measures, including income (loss) applicable to common shareholders plus interest, income taxes, non-cash depreciation and amortization (“EBITDA”). The Company considers EBITDA an important indicator of the operational strength and performance of its business because EBITDA is used as an acceptable measurement in the Company’s industry and the Company believes this indicator gives investors and shareholders a benchmark to compare the Company’s results to both other industry competition as well as the Company’s historical results; however, EBITDA is a supplemental measure of performance and is not intended to represent measures of performance in accordance with disclosures required by generally accepted accounting principles (“GAAP”). Furthermore, EBITDA presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that there is no limitation on its discretionary use of funds depicted by EBITDA.

In the fourth quarter of fiscal 2002, the Company reported income from operations of $1.7 million as compared to a loss from operations of $7.5 million in the fourth quarter of fiscal 2001, an improvement of $9.2 million. Furthermore, the Company reported positive EBITDA of $3.0 million as compared to negative EBITDA of $3.9 million in the fourth quarter of fiscal 2001, an improvement of $6.9 million.

For the year ended June 29, 2002, the Company reported income from operations of $1.9 million as compared to a loss from operations of $29.3 million for the same period in fiscal 2001. The Company also reported positive EBITDA of $6.8 million as compared to negative EBITDA of $17.3 million for the same period in fiscal 2001, an improvement of $24.1 million. These improvements are the result of the Company’s transition to a variable cost driver model, back office consolidation, and improvements to the balance sheet, which have been discussed above.

Cash flow used in operations was $4.4 million for the fourth quarter of fiscal 2002 as compared to $3.9 million in the prior year comparable period. In the fourth quarter of fiscal 2002, the use of funds was comprised of cash flow provided by operations of $2.3 million and cash flow consumed as a result of working capital changes of $6.7 million, while in fiscal 2001, the use of funds was comprised of cash flow used in operations of $6.4 million and cash flow provided as a result of working capital changes of $2.5 million. During the fourth quarter of fiscal 2002, the Company generated $2.9 million in working capital through the reduction of accounts receivable, while the implementation of the variable cost strategy has lowered the days required to fund accounts payable leading to a use of working capital of $2.9 million. The remaining use of working capital included approximately $3.0 million for the funding of the Company’s self-insurance risk associated with workers’ compensation and auto liability insurance and settlement of pre-acquisition legal lawsuits, and $3.7 million for other accruals, including wages and benefits. During the fourth quarter of fiscal 2001, the Company generated $3.3 million in working capital through the reduction of accounts receivable and $1.7 million from increased accounts payable. The remaining use of working capital included approximately $3.2 million for the funding of the Company’s self-insurance risk associated with workers’ compensation and auto liability insurance and settlement of pre-acquisition legal lawsuits, offset by $0.7 million for other accruals, including wages and benefits.

Cash flow used as a result of investing activities during the fourth quarter of fiscal 2002 was $1.3 million and consisted of capital expenditures used for the Company’s customer-driven technology solutions initiative and capitalized costs related to the integration of the back office. During the fourth quarter of 2001, cash flow provided as a result of investing activities was $2.6 million and consisted of proceeds from the sale of assets of $1.7 million and the settlement of a note receivable of $0.9 million.

Cash flow generated from financing activities in the fourth quarter of fiscal 2002 amounted to $4.9 million, compared to $3.4 million in the fourth quarter of fiscal 2001. In fiscal 2002, the source of funds was primarily from the private placement of Series G Convertible Preferred Stock through which the Company raised net cash proceeds of approximately $4.1 million. Long-term debt and notes payable resulted in net cash flow of $0.8 million, comprised of $0.3 million paid for debt financing costs, and $1.1 million provided by the revolving credit facility. During the fourth quarter of 2001, cash flow from financing activities was mainly from long-term debt and notes payable resulting in cash flow of $3.2 million, including $3.7 million provided by the revolving credit facility, $0.4 paid against acquisition notes and $0.1 million paid for debt financing costs. Net proceeds from issuance of preferred stock related to $0.2 million received on the Series D subscription notes. For more information on long-term debt or equity, refer to Notes 7 and 8, respectively, to the consolidated financial statements.

	Three Months Ended		Year Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(Amounts in thousands, except per share data)
Revenue	$80,985	$106,658	$342,727	$471,682
Income (loss) from operations	1,690	(7,536)	1,921	(29,301)
Net income (loss)	909	(8,592)	(10,479)	(35,271)
Net income (loss) applicable to common shareholders	909	(6,314)	(20,357)	(35,022)

Net income (loss) per common share:
Basic net income (loss) per share	$0.25	$(1.87)	$(5.82)	$(10.51)
Diluted net income (loss) per share	0.04	(1.87)	(5.82)	(10.51)

Other financial data:
Cash used in operating activities	(4,393)	(3,918)	(9,846)	(32,909)
Cash (used in) provided by investing activities	(1,278)	2,556	(3,799)	(29)
Cash provided by financing activities	4,852	3,389	13,417	31,877
EBITDA	2,950	(3,855)	6,794	(17,272)

A reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Year Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(Amounts in thousands)
EBITDA	$2,950	$(3,855)	$6,794	$(17,272)
Interest expense	(792)	(1,567)	(12,577)	(6,334)
Income taxes	24	(369)	(45)	(531)
Depreciation	(978)	(1,109)	(3,730)	(4,751)
Amortization	(295)	(1,692)	(921)	(6,383)

Net income (loss)	$909	$(8,592)	$(10,479)	$(35,271)

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

Cash flow used as a result of investing activities during fiscal 2002 was $3.8 million and consisted of capital expenditures of $4.9 million used for the Company’s customer-driven technology solutions initiative and capitalized costs related to the integration of the back office, offset by proceeds of $1.2 million, primarily from the sale of a non-core air courier business operation. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. Management accelerated the implementation of this technology solutions initiative in order to meet the needs of its targeted national customers. This solution will provide the Company’s national customers with a single source of aggregated delivery information.

Cash flow generated from financing activities in fiscal 2002 amounted to $13.4 million during fiscal 2002. The primary source of cash during fiscal 2002 was the private placement of Series F and Series G Convertible Preferred Stock through which the Company raised net cash proceeds of approximately $11.3 million and $4.1 million, respectively. The exercise of stock options resulted in proceeds of $0.2 million. Long-term debt and notes payable resulted in a use of cash flow of $2.0 million during fiscal 2002, which included a $2.0 million payment made to CEX in connection with the finalization of all purchase price adjustments, $1.8 million paid for debt financing costs, and $1.7 million provided by the revolving credit facility. For more information on long-term debt or equity, please see Notes 7 and 8, respectively, to the consolidated financial statements.

The Company reported operating income of approximately $1.9 million for fiscal 2002 and has positive working capital of approximately $21.2 million at June 29, 2002. In August 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity that resulted in an improvement to the balance sheet of $42.8 million.

The Company reviews the adequacy of its provision for bad debts on a regular basis, taking into consideration customer payment trends, accounts receivable balances that have been outstanding greater than 90 days, customer payment trends in the transportation sector, and the strength of the overall economy. As a result of these reviews, the Company noticed a deterioration in its customers’ payment practices in fiscal 2002 and increased its provision for bad debts to $2.3 million, an increase of $1.1 million over fiscal 2001’s year-end balance of $1.2 million.

Contractual Obligations and Available Commercial Commitments

As of June 29, 2002, the Company had no outstanding purchase commitments for capital improvements. The following table presents information regarding contractual obligations by fiscal year (amounts in thousands):

	Payments Due
	2003	2004	2005		2006	2007	Thereafter
Operating leases……	$12,900	$10,045	$4,363		$2,119	$901	$536
Long-term debt	0	8	4,260	(1)	—	—	—

Total…	$12,930	$10,053	$8,623		$2,119	$901	$536

(1)	Net of original issue discount of $740. Amount due at maturity is $5,000.

The following table presents information regarding available commercial commitments and their expiration dates by fiscal year (amounts in thousands):

	Commitment Expiration
	2003	2004	2005	2006	2007	Thereafter
Line of credit…	$—	$34,488	$—	$—	$—	$—

Note:    for more information regarding operating leases, long-term debt and the line of credit, refer to Notes 10 and 7, respectively.

In the short term, the Company intends to continue the execution of activities it previously initiated over the past 18 months to further improve the operating performance of the Company and to meet its fiscal 2003 financial plan. These activities include, but are not limited to, expanding the variable cost model using independent contractors and employee owner-operators in greater proportion to employee drivers, the implementation of customer-driven technology solutions and continued leveraging of the consolidated back office SG&A platform. Currently, the Company has sufficient cash to fund the fiscal 2003 operating plan as discussed above. If, however, the Company elects to accelerate its transition to a variable cost model using independent contractors and employee owner-operators as a result of continued increases in insurance and fuel costs or expands the implementation of its customer-driven technology solutions due to customer demands or competitive pressures as a result of continued softness in the economy, the Company may need to secure additional funding. If additional funding is required, the Company will continue to secure additional financing from its lenders or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The revolving credit facility with Fleet Capital

Corporation, allows for borrowings under the revolving note limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest for the first year is payable monthly at a rate of prime plus 1.25% (6.0% at June 29, 2002). The Company may elect the rate of LIBOR plus 3% at its discretion in which case interest is payable at the end of a LIBOR advance period. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the facility is two years, ending January 2004. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.7 million at June 29, 2002, and is being amortized over the remaining three-year life of the note. The warrant has an exercise price of $8.46 per share and entitles the holder to acquire, in whole or in part 534,939 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement. If additional funding is required as a result of working capital requirements due to business expansion or changes in working capital requirements, the Company will attempt to secure additional financing from its existing lenders through the expansion of these facilities or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated September 4, 2002, the Company, as described in Note 13, has experienced negative cash flows from operations. The liquidity of the Company is dependent in part on its revolving credit facility which expires in January 2004. Note 13 describes management’s plans to address these issues.

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

/s/    Errnst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota

September 4, 2002, except for Note 13,
as to which the date is July 24, 2003

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 29, 2002	June 30, 2001
ASSETS
Current assets:
Cash	$2,704	$2,932
Accounts receivable, net of allowance of $2,250 and $1,160 at June 29, 2002 and June 30, 2001, respectively	38,816	47,752
Accounts receivable—other	1,895	1,700
Prepaid workers’ compensation and auto liability insurance	11,939	13,024
Other prepaid expenses	1,304	1,735
Other current assets	552	241

Total current assets	57,210	67,384
Property and equipment, net	10,970	8,842
Goodwill	42,830	80,468
Deferred financing costs, net	1,916	834
Other assets	963	847

Total assets	$113,889	$158,375

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$19,543	$32,600
Accrued insurance and claims	6,084	9,601
Accrued wages and benefits	2,871	5,095
Accrued legal and claims	4,017	5,957
Other accrued liabilities	3,510	16,913
Current portion of long-term debt	30	27

Total current liabilities	36,055	70,193
Long-term debt	38,756	61,242
Accrued insurance and claims	9,763	23,111
Redeemable preferred stock	—	35,421
Shareholders’ equity (deficit):
Preferred stock, $0.004 par value, 50,000 shares authorized 13,568 shares issued and outstanding at June 29, 2002	64,480	—
Preferred warrants, 1,042 outstanding at June 29, 2002	7,600	—
Common stock, $0.004 par value, 150,000 shares authorized 3,663 and 3,429 shares issued and outstanding at June 29, 2002 and June 30, 2001, respectively	15	14
Stock subscription receivable	(26)	—
Additional paid-in-capital	57,152	47,867
Accumulated deficit	(99,766)	(79,409)
Foreign currency translation	(140)	(64)

Total shareholders’ equity (deficit)	29,315	(31,592)

Total liabilities and shareholders’ equity (deficit)	$113,889	$158,375

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	June 29, 2002	June 30, 2001	July1, 2000
Revenue	$342,727	$471,682	$471,152
Cost of services	264,766	377,498	364,881

Gross profit	77,961	94,184	106,271
Operating expenses:
Occupancy	13,071	15,570	13,975
Selling, general and administrative	62,969	100,855	115,609
Restructuring charge	—	7,060	—

Total operating expenses	76,040	123,485	129,584

Income (loss) from operations	1,921	(29,301)	(23,313)
Other income (expense):
Interest expense	(12,577)	(6,334)	(5,272)
Common stock warrant charge	(1,048)	—	—
Other	1,225	364	373

Net loss	$(10,479)	$(35,271)	$(28,212)

Net loss applicable to common shareholders	$(20,357)	$(35,022)	$(31,720)

Basic and diluted net loss per share	$(5.82)	$(10.51)	$(11.37)

Basic and diluted weighted average number of common shares outstanding	3,500	3,333	2,790

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 1999	—	$—	—	$—	—	$—	—	$—	—	$—
Private placement of common stock	—	—	—	—	—	—	—	—	—	—
Warrants related to senior subordinated note	—	—	—	—	—	—	—	—	—	—
Value of preferred stock conversion feature	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—	—	—
Conversion of note payable and accrued interest	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at July 1, 2000	—	—	—	—	—	—	—	—	—	—
Value of preferred stock conversion feature	—	—	—	—	—	—	—	—	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Adjustments to Series B redeemable preferred stock and Series B and C warrants	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—	—	—
Common Stock warrant	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Issuance of common stock as litigation settlement	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at June 30, 2001	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Bridge Notes	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Subscription notes	—	—	—	—	—	—	—	—	—	—
Value of Common Warrants issued in connection with sale of Series F Preferred	—	—	—	—	—	—	—	—	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Accretion of Series D Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Adjustments to Series C and D warrants to fair value	—	—	—	—	—	—	—	—	—	—
Reclassification of Preferred instruments to Shareholders’ Equity after redemption right waivers	2,807	24,304	2,000	13,600	1,895	11,327	1,073	11,603	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Options issued for services rendered	—	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—
Issuance of Series G Convertible Preferred Stock	—	—	—	—	—	—	—	—	5,865	4,399
Offering costs	—	—	—	—	—	—	—	(144)	—	(20)
Conversion of Series D to Common Stock	—	—	—	—	(65)	(519)	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(7)	(70)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss

Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379

SEE ACCOMPANYING NOTES.

Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation
Shares	Amount	Shares	Amount					Total
—	$—	2,122	$9	$—	$15,604	$(12,667)	$—	$2,946
—	—	580	2	—	15,774	—	—	15,776
—	—	—	—	—	1,708	—	—	1,708
—	—	—	—	—	3,508	(3,508)	—	—
—	—	73	—	—	1,634	—	—	1,634
—	—	471	2	—	4,351	—	—	4,353

—	—	27	—	—	617	—	—	617
—	—	7	—	—	96	—	—	96
—	—	—	—	—	—	(28,212)	—	(28,212)
—	—	—	—	—	—	—	(41)	(41)

								(28,253)

—	—	3,280	13	—	43,292	(44,387)	(41)	(1,123)
—	—	—	—	—	2,670	—	—	2,670

—	—	—	—	—	—	(665)	—	(665)

—	—	—	—	—	—	914	—	914
—	—	7	—	—	162	—	—	162
—	—	22	—	—	337	—	—	337
—	—	—	—	—	455	—	—	455

—	—	—	—	—	402	—	—	402

—	—	120	1	—	549	—	—	550
—	—	—	—	—	—	(35,271)	—	(35,271)
—	—	—	—	—	—	—	(23)	(23)

								(35,294)

—	—	3,429	14	—	47,867	(79,409)	(64)	(31,592)
—	—	—	—	—	4,120	—	—	4,120
—	—	—	—	—	2,700	(2,700)	—	—

—	—	—	—	—	258	(258)	—	—

—	—	—	—	—	—	(348)	—	(348)

—	—	—	—	—	—	(182)	—	(182)

—	—	—	—	—	—	(6,390)	—	(6,390)

1,042	7,600	—	—	(90)	—	—	—	68,344

—	—	—	—	72	—	—	—	72

—	—	—	—	—	1,383	—	—	1,383
—	—	—	—	—	28	—	—	28
—	—	54	—	—	200	—	—	200
—	—	2	—	—	8	—	—	8

—	—	—	—	(8)	—	—	—	4,391
—	—	—	—	—	—	—	—	(164)
—	—	153	1	—	518	—	—	—
—	—	25	—	—	70	—	—	—
—	—	—	—	—	—	(10,479)	—	(10,479)
—	—	—	—	—	—	—	(76)	(76)

								(10,555)

1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	June 29, 2002	June 30, 2001	July 1, 2000
OPERATING ACTIVITIES
Net loss	$(10,479)	$(35,271)	$(28,212)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,730	4,751	4,696
Amortization	921	6,383	3,742
Equity instruments issued in lieu of payment for services received	1,217	402	—
Non-cash interest expense	9,057	342	285
Other	69	377	934
Gain on sale of assets	(1,064)	—	—
(Gain) loss on retirement of equipment	(80)	(70)	52
Non-cash portion of merger and restructuring charge	—	1,812	71
Change in operating assets and liabilities:
Accounts receivable	7,253	9,946	(4,365)
Other current assets	(27)	(3,205)	(5,850)
Other assets	(298)	(19)	1,794
Accounts payable	(3,872)	1,808	13,184
Accrued liabilities	(16,273)	(20,165)	(5,224)

Cash used in operating activities	(9,846)	(32,909)	(18,893)
INVESTING ACTIVITIES
Proceeds from sale of assets	1,198	1,458	498
Purchases of property and equipment	(4,895)	(2,636)	(4,223)
Acquisition of business, net of cash acquired	—	—	(58,513)
Notes receivable	—	1,172	(1,354)
Other	(102)	(23)	(162)

Cash used in investing activities	(3,799)	(29)	(63,754)
FINANCING ACTIVITIES
Borrowings under revolving credit agreement, net	1,725	10,860	21,903
Payments on acquisition notes	(2,000)	(2,934)	(4,388)
Proceeds from issuance of preferred stock, net	15,236	13,535	25,261
Proceeds from notes payable and long-term debt	—	10,000	22,513
Proceeds from issuance of common stock, net	209	499	20,849
Debt financing costs	(1,753)	(83)	—
Proceeds from stock subscription receivable	—	—	250

Cash provided by financing activities	13,417	31,877	86,388

Net (decrease) increase in cash and cash equivalents	(228)	(1,061)	3,741

Cash and cash equivalents, beginning of year	2,932	3,993	252

Cash and cash equivalents, end of year	$2,704	$2,932	$3,993

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$6,519	$4,565	$5,023
Noncash investing and financing activities:
Conversion of bridge notes to Series D Preferred	$5,000	$—	$—
Conversion of subscription notes to Series D preferred	5,000	—	—
Common stock warrants issued for services rendered	1,383	402	—
Conversion of Series D Preferred to common stock	519	—	—
Conversion of Series F Preferred to common stock	70	—	—
Options issued for services rendered	28	—	—
Common stock issued as litigation settlement	—	550	—
Conversion of note payable and accrued interest into common stock	—	—	617

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

Reincorporation—On December 18, 2001, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into its wholly-owned Delaware subsidiary, Velocity Express Corporation. The merger was effective as of January 4, 2002 at which time United Shipping & Technology, Inc. ceased to exist as a separate corporate entity, and all of its assets and liabilities became the assets and liabilities of Velocity Express Corporation. The name of the Company was changed to Velocity Express Corporation.

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

On August 2, 2001, the Company completed certain purchase price adjustments to the CEX merger agreement related to the acquisition of Velocity. The purchase price adjustments provide for the discharge of certain pre-acquisition insurance liabilities, principally the amount of the accruals necessary for workers’ compensation and auto insurance reserves of approximately $13.5 million as well as certain other adjustments including litigation and customer loss accruals, which had the impact of reducing specific liabilities by approximately $12.0 million. Additionally, under the terms of the settlement regarding the purchase price, the Company was no longer liable for the convertible subordinated note to CEX in the amount of $3.6 million, the long-term subordinated note to CEX of $6.5 million, the short-term subordinated note to CEX of $4.4 million and the accrued interest related to the notes of approximately $2.8 million. The purchase price adjustments totaling approximately $42.8 million were recorded as an offset to the goodwill in the Company’s first quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company finalized all purchase price adjustments associated with the amendment to the merger agreement resulting in a reduction in the previously reported adjustment to goodwill of approximately $3.1 million. In conjunction with the agreement pertaining to the purchase price adjustments, the Company issued a five-year common stock warrant for 400,000 shares at an exercise price of $2.00 per share. The warrants were issued for services rendered by two outside consultants, one of whom subsequently was appointed Chairman of the Board of the Company. The fair value of the warrants amounted to approximately $1.0 million and is included in other expense in the statement of operations. The fair value was determined on date of the grant using the Black-Scholes option pricing model assuming expected volatility of 121%, a risk-free interest rate of 4%, and an expected life of five years.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

In exchange for a long-term guarantee to provide additional collateral support under the revolving note during the second quarter of fiscal 2002, the Company agreed to compensate its largest investor by reducing the conversion prices of the Series B and Series C Preferred. In conjunction with the conversion price amendment, the Company recognized a $4.0 million charge, representing the fair value of the benefit received by the investor as a result of the reduction of the conversion prices, which was recorded as non-cash interest expense.

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.7 million at June 29, 2002, and is being amortized over the remaining term of

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

the note. The warrant has an exercise price of $8.46 per share and entitles the holder to acquire, in whole or in part, 534,939 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement.

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

The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the “Bridge Loan Agreement”), pursuant to which the Company received $3.5 million and $1.5 million, respectively. The indebtedness was represented by promissory notes, payable on July 4, 2001, bearing interest at a rate of 18% per annum (the “Bridge Notes”), which were convertible at the option of the lender into 909,090 shares of the Company’s Series D Preferred at an exercise price of $5.50 per share pursuant to the Bridge Loan Agreement, upon shareholder approval of the conversion. In September 2001, shareholders approved the conversion, and the Bridge Notes and accrued interest thereon were converted to Series D Preferred.

The Company entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the “Subscription Notes”). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million. Each Subscription Note was converted into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred pursuant to the Subscription Notes, upon shareholder approval, which was obtained in September 2001.

The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Redemption Rights Waivers

In December 2001, the Company reached agreements with the holders of each series of its then outstanding Preferred stock pursuant to which such holders waived their rights to the cash redemption features of their respective series of Preferred stock. These waivers allowed the Company to reclassify the Preferred stock into shareholders’ equity. The Preferred shareholders did not receive any consideration in exchange for providing these waivers.

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

Series F Convertible Preferred Stock

During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.3 million. The initial conversion price of the Series F Preferred was $2.75, and, at the time of issuance, each share of Series F Preferred was convertible into four shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series F is convertible are subject to adjustment in order to prevent dilution. The Company also issued warrants to purchase 360,128 shares of common stock with an exercise price of $3.60 per share in connection with these sales. The warrants expire between July and November of 2006. The fair value of the warrants as determined by an outside independent appraiser was determined to be approximately $0.3 million and was charged to accumulated deficit. At June 29, 2002, 1,066,390 shares of Series F Preferred are outstanding.

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

In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the “Bridge Warrants”). The warrants expire January 3, 2006. The fair value of the Bridge Warrants as determined by an outside independent appraiser was determined to be approximately $0.9 million and was allocated from the value received from the Series D Bridge Notes.

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

In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $0.01 per share (the “Series C Warrants”). The warrants expire September 1, 2005. The fair value of the Series C Warrants as determined by an outside independent appraiser was determined to be approximately $3.5 million and was allocated from the value received from the Series C Preferred Stock. The $2.7 million remaining fair value received for the Series C Preferred in excess of the Series C Preferred redemption value and the Series C Warrants was recorded as additional paid-in capital.

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

The Company agreed to issue with the preferred shares three warrants upon the approval of the Company’s shareholders. The terms of the three warrants were as follows:

•	A warrant to purchase the number of shares of Series B Preferred equal to an aggregate of $30 million divided by the 45-day average closing sales price of the Company’s common stock immediately prior to the date of exercise. The fair value of this warrant as determined by an outside independent appraiser was determined to be approximately $4.4 million at the date of shareholder approval. In exchange for the Series C Warrants, the Company subsequently canceled this warrant.

•	A warrant to purchase up to an aggregate of 452,901 shares of Series B Preferred at an exercise price of $9.00 per share, subject to adjustment in order to prevent dilution. The fair value of this preferred warrant as determined by an outside independent appraiser was determined to be approximately $0.6 million at the date of shareholder approval. In exchange for the Series C Warrants, the Company subsequently canceled this warrant.

•

A warrant to purchase an aggregate of 85,000 shares of the Company’s common stock. The warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 600,000 options granted under the Company’s 2000 Stock Option Plan are exercised. The exercise price is equal to the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The fair value of this warrant as determined by an outside independent appraiser was determined to be approximately $0.4 million at the date of shareholder approval. The warrant expires on May 31, 2004.

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

Preferred Warrants

In connection with the redemption rights waivers that the Company obtained from the preferred shareholders in December 2001, the Series C and Series D warrants were adjusted to their market values at December 14, 2001. The adjustments amounted to $3.6 million and $2.0 million, respectively, for the Series C and Series D warrants, representing the change in fair value of the warrants as determined by an outside independent appraiser from September 29, 2001 to December 14, 2001, and were recorded as charges to accumulated deficit. The charges resulted in carrying amounts of $4.1 million and $3.5 million, respectively, at June 29, 2002.

In fiscal 2001, in accordance with EITF 00-19, prior to their reclassification to permanent equity, the Series B and Series C warrants were adjusted to their market values as of the year-end reporting date. The adjustments, $(2.3) million and $3.2 million, respectively, represent the changes in the fair values of the warrants as determined by an outside independent appraiser from the measurement dates to the reporting date. The net change was recorded as an increase in the carrying values of the warrants and a reduction to accumulated deficit.

All the Company’s convertible preferred stock and the related warrants are subject to adjustments to prevent dilution.

Common stock

During fiscal 2002, the Company issued 25,448 shares of common stock as a result of shareholder conversions of Series F Preferred and 152,787 shares of common stock as a result of shareholder conversions of Series D Preferred.

In May 2001 pursuant to a settlement agreement dated June 20, 2000 between the Company and a former employee, the Company issued 100,000 shares of its common stock in connection with the settlement of certain litigation. Previously, in August 2000, the Company issued 20,000 shares of its common stock in connection with this settlement. Shares issued pursuant to the settlement agreement were issued at their fair value at the time of issuance.

In January 2000, an accredited investor purchased 133,334 shares of the Company’s common stock at $37.50 per share for a total purchase price of $5.0 million.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s stock option plans as of June 29, 2002 and activity during the three fiscal years then ended is presented below:

	Options Outstanding Under the Plan		Weighted- Average Exercise Price
	ISO	Non-ISO
Balance at June 30, 1999	46,950	154,403	$5.25
Granted	394,552	350,182	46.64
Exercised	(1,200)	(72,000)	22.47

Balance at July 1, 2000	440,302	432,585	39.12
Granted	127,505	39,000	10.69
Exercised	(7,193)	—	22.01
Forfeited	(199,627)	—	42.68

Balance at June 30, 2001	360,987	471,585	32.72
Granted	497,849	220,032	6.72
Exercised	(28,637)	(25,001)	3.73
Forfeited	(217,605)	(111,000)	47.58

Balance at June 29, 2002	612,594	555,616	$13.90

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 1.88– 4.02	128,102	6.37	$2.24	116,102	$2.12
5.15– 9.85	746,909	8.67	6.70	271,721	7.03
10.00–17.50	70,732	6.69	12.05	34,582	13.26
22.50–34.38	73,513	7.14	26.36	71,013	26.08
53.75–74.30	148,954	7.72	54.76	148,954	54.76

	1,168,210	8.09	$13.90	642,372	$19.65

A summary of the common stock warrants outstanding at June 29, 2002 is as follows:

Common Stock Warrants Outstanding
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$ 2.00– 3.00	444,576	3.79	$2.10
3.44– 3.60	372,505	4.12	3.60
4.25– 9.35	753,054	6.15	8.40
10.00–19.38	49,100	1.84	14.21
25.13–64.63	149,267	1.85	42.74

	1,768,502	4.64	$8.87

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The following table presents securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Year Ended
	June 29, 2002	June 30, 2001	July 1, 2000
	(Amounts in thousands)
Stock options	224	145	233
Common warrants	487	229	549
Preferred warrants:
Series C Convertible Preferred	735	191	—
Series D Convertible Preferred	461	212	—
Convertible preferred stock:
Series B Convertible Preferred	3,721	803	561
Series C Convertible Preferred	1,785	444	—
Series D Convertible Preferred	4,224	3,720	—
Series F Convertible Preferred	4,235	—	—
Series G Convertible Preferred	187	—	—

	16,059	5,744	1,343

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company has established reserves for automobile and workers’ compensation liabilities, which it believes, are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has managed to fund settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts.

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

12.    RELATED PARTY TRANSACTIONS

The Company has entered into service agreements with MCG Global, LLC and its related entities (“MCG”). Vincent A. Wasik, currently a shareholder and Chairman of the Board of the Company, is an owner and principal of MCG, although he was neither a shareholder nor Chairman of the Board at the time the initial service agreement was entered into. Under the agreements, MCG has provided services in connection with the Company’s business that include the following matters: (1) management and consulting assistance with operations, debt structure, vendors and contractual obligations; (2) negotiation and settlement of the Company’s rights and obligations under the September 24, 1999 Merger Agreement under which the Company acquired Velocity; (3) assistance with all aspects of the Company’s replacement of its Senior Revolving Credit Facility held by GE Capital Corporation and mezzanine debt facility held by Bayview Capital Partners LP; and (4) services in connection with the Company’s centralization of data platforms, cash and lock-box management, consolidation of back office functions, technology initiatives and strategic planning. The Company granted a total of 245,000 warrants to purchase common stock. 200,000 of the warrants are five-year common stock warrants with an exercise price of $2.00 per share. The fair value of the warrants was determined on the date of grant using the Black-Scholes option pricing model, assuming expected volatility of 121%, a risk-free interest rate of 4%, and expected life of five years. The remaining 45,000 warrants are five-year warrants, having an exercise price of $8.10 per share, and were priced at fair market value on the date of grant based on the closing price of the Company’s common stock as quoted on the Nasdaq system. Cash and warrant-based compensation for these services amounted to $1.8 million in fiscal 2002.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

13.    CASH REQUIREMENTS

The Company has experienced negative cash flow from operations amounting to approximately $3.3 million for the nine months ended March 29, 2003. At the same time, the Company has continued to execute on its operating plan to improve the operating c performance by expanding the variable cost model using independent contractors and employee owner-operators rather than employee drivers, by the use of technology to improve utilization of resources to meet customer-driven demands and the continued leveraging of personnel to eliminate SG&A expenses. These efforts have resulted in a net loss applicable to common shareholders of $3.4 million for the nine months ended March 29, 2003, as compared to a net loss of $21.3 million for the prior year comparable period.

In the past, the Company has been successful in obtaining additional funding through the issuance of additional equity; however, its continued ability to meet future cash requirements is dependent in part on its success in renewing the revolving credit facility with Fleet Capital Corporation which expires in January 2004 or negotiating a new replacement facility with other sources. In anticipation of the expiration date of the facility, the Company is currently engaged in activities to extend the facility beyond January 2004 as well as the pursuit of other sources of additional financing from lenders or additional issuances of equity; however, there can be no assurance that such extension of the current facility or alternative sources of funding can be arranged.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

14.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2002 and 2001 is as follows (in thousands, except per share data):

	Three Months Ended
	September 29, 2001	December 29, 2001	March 30, 2002	June 29, 2002
Revenue	$95,788	$84,415	$81,539	$80,985
Gross profit	19,805	19,287	19,243	19,626
(Loss) income from operations	(681)	300	612	1,690
Net (loss) income applicable to common shareholders	(11,414)	(9,672)	(180)	909
Basic net (loss) income per share	$(3.33)	$(2.81)	$(0.05)	$0.25

Diluted net (loss) income per share	$(3.33)	$(2.81)	$(0.05)	$0.04

	Three Months Ended
	September 30, 2000	December 30, 2000	March 31, 2001		June 30, 2001
Revenue	$133,091	$119,719	$112,214		$106,658
Gross profit	28,291	23,549	21,741		20,603
Loss from operations	(5,535)	(6,057)	(10,173)		(7,536)
Net loss applicable to common shareholders	(9,575)	(7,461)	(11,672	)(1)	(6,314	)(1)
Basic and diluted net loss per share	$(2.90)	$(2.24)	$(3.51)		$(1.87)

(1).	The net loss applicable to common shareholders in the third and fourth quarters of fiscal 2001 includes $4.4 million and $2.7 million, respectively, for restructuring charges (see Note 4).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on July 28, 2003.

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

Signature	Title	Date

* Vincent A. Wasik	Chairman	July 28, 2003

* Jeffry J. Parell	Chief Executive Officer and Director	July 28, 2003

* James Brown	Director	July 28, 2003

* Douglas Hsieh	Director	July 28, 2003

* Alex Paluch	Director	July 28, 2003

* Jack Kemp	Director	July 28, 2003

* Richard A. Kassar	Director	July 28, 2003

*	By: Wesley C. Fredenburg, Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number		Description

2.1		Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

2.2		Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company’s 8-K, filed October 8, 1999).

2.3		Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

2.4		Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

2.5		Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2, 2001 (incorporated by reference to the Company’s Form 10-Q, filed November 13, 2001).

2.6		Agreement and Plan of Merger by and between United Shipping & Technology, Inc., a Utah corporation, and Velocity Express Corporation, a Delaware corporation, dated as of December 6, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

2.7	*	Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity Express Corporation (a Delaware corporation).

3.1		Articles of Incorporation of United Shipping & Technology, Inc., as amended (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

3.2		Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

3.3		Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

3.4		The Company’s Articles of Incorporation, as amended and restated (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

3.5		The Company’s Bylaws, as amended (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

3.6		Certificate of Designation of Preferences and Rights of Series F Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K, filed July 20, 2001).

3.7		The Company’s Bylaws, as amended (incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 333-01652C).

3.8		Certificate of Incorporation of Velocity Express Corporation dated as of December 5, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

Exhibit Number	Description

3.9	Bylaws of Velocity Express Corporation (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form S-3/A, File No. 333-88568, filed June 3, 2002).

3.11*	Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock

4.1	Specimen form of the Company’s Common Stock certificate (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

4.2	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 8-K filed April 5, 2002).

4.3*	Specimen form of Velocity Express Corporation Common Stock Certificate

10.1	Form of warrant issued pursuant to bridge loan financing completed by the Company in December 1995 (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.3	2000 Stock Option Plan (incorporated by reference to the Company’s Definitive Schedule 14A filed on May 8, 2000).

10.4	Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.5	Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.6	Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.7	Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999.

10.8	Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 228,469 shares of Common Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.9	Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to 196,531 shares of Common Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.10	Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 243,468 shares of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K, filed
June 2, 2000).

10.11	Stock Purchase Warrant to Acquire Series B Preferred Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee Putnam Internet Parallel Partners, L.P. for up to 209,433 shares of Series B Preferred Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

Exhibit Number	Description

10.12	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.13	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.14	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.15	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.16	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.17	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.18	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.19	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.20	Form of Warrant issued to Bayview Capital Partners LP as of May 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.21	Form of Warrant issued to Bayview Capital Partners LP as of July 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.22	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.23	Bridge Loan Agreement dated as of January 4, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.24	Convertible Bridge Note for $3,500,000 dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

Exhibit Number	Description

10.25	Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.26	Supplemental Bridge Loan Agreement dated as of January 31, 2001, by and between the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended December 30, 2000).

10.27	Securities Purchase Agreement dated as of March 1, 2001 among the Company and RS Investment Management, Inc. (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.28	Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.29	Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.30	Form of Warrant to purchase shares of Series D Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.31	Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.32	Form of Subscription Note issued in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.33	Form of Warrant to purchase shares of Common Stock used in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.34	Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.35	Employment Agreement between Velocity Express, Inc. and Jeffry J. Parell dated October 16, 2000. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.36	Employment Agreement between United Shipping & Technology, Inc. and Mark E. Ties dated June 2001. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.37	Employment Agreement between United Shipping & Technology, Inc. and Wesley C. Fredenburg dated December 4, 2000. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

Exhibit Number	Description

10.38	Contractor Services Agreement between United Shipping & Technology, Inc. and MCG Global, LLC dated May 15, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.39	Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to MCG Global, LLC dated May 15, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.40	Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.41	Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of January 25, 2002. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.42	Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.43	Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors on May 3, 2002.

21.1*	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Section 302 certification of CEO

31.2	Section 302 certification of CFO

32.1	CEO Certification pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with initial filing of this Annual Report on Form 10-K for the year ended June 29, 2002.