Form 10-Q/A
period 2002-09-28
VELOCITY EXPRESS CORP
filed 2003-07-28
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

☐ TRANSITION	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☐            NO ☒

As of November 7, 2002, there were 4,241,315 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 28, 2002

PART I.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	September 28, 2002	June 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$3,199	$2,704
Accounts receivable, net	42,351	38,816
Accounts receivable—other	1,606	1,895
Prepaid workers’ compensation and auto liability insurance	9,438	11,939
Other prepaid expenses	1,865	1,304
Other current assets	509	552

Total current assets	58,968	57,210
Property and equipment, net	10,917	10,970
Goodwill	42,830	42,830
Deferred financing costs, net	1,853	1,916
Other assets	985	963

Total assets	$115,553	$113,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,402	$19,543
Accrued insurance and claims	6,021	6,084
Accrued wages and benefits	4,476	2,871
Accrued legal and claims	3,276	4,017
Other accrued liabilities	3,614	3,510
Current portion of long-term debt	21	30

Total current liabilities	36,810	36,055
Long-term debt less current portion	40,943	38,756
Accrued insurance and claims	7,887	9,763
Shareholders’ equity:
Preferred stock, $0.004 par value, 50,000 shares authorized 13,476 and 13,568 shares issued and outstanding at September 28, 2002 and June 29, 2002, respectively	63,653	64,480
Preferred warrants, 1,042 outstanding at September 28, 2002 and June 29, 2002	7,600	7,600
Common stock, $0.004 par value, 150,000 shares authorized 4,162 and 3,663 shares issued and outstanding at September 28, 2002 and June 29, 2002, respectively	17	15
Stock subscription receivable	(8)	(26)
Additional paid-in-capital	58,403	57,152
Accumulated deficit	(99,608)	(99,766)
Foreign currency translation	(144)	(140)

Total shareholders’ equity	29,913	29,315

Total liabilities and shareholders’ equity	$115,553	$113,889

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 28, 2002	September 29, 2001
Revenue	$77,918	$95,788
Cost of services	60,008	75,983

Gross profit	17,910	19,805
Operating expenses:
Occupancy	3,186	3,517
Selling, general and administrative	13,740	16,969

Total operating expenses	16,926	20,486

Income (loss) from operations	984	(681)
Other income (expense):
Interest expense	(810)	(5,745)
Common stock warrant charge	—	(1,020)
Other	(16)	12

Net income (loss)	$158	$(7,434)

Net income (loss) applicable to common shareholders	$158	$(11,414)

Income (loss) per share:
Basic	$0.04	$(3.33)

Diluted	$0.01	$(3.33)

Weighted average shares outstanding:
Basic	3,940	3,429

Diluted	21,048	3,429

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379	1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	—	—	—	18
Amortization of stock option expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28	—	—	28
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—	200	1	—	399	—	—	400
Offering costs	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—	—	(2)
Conversion of Series D to Common Stock	—	—	—	—	(63)	(500)	—	—	—	—	—	—	152	1	—	499	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(29)	(325)	—	—	—	—	147	—	—	325	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	158	—	158
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4)	(4)

Comprehensive income																			154

Balance at September 28, 2002	2,807	$24,304	2,000	$13,600	1,767	$10,308	1,037	$11,064	5,865	$4,377	1,042	$7,600	4,162	$17	$(8)	$58,403	$(99,608)	$(144)	$29,913

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 28, 2002	September 29, 2001
OPERATING ACTIVITIES
Net income (loss)	$158	$(7,434)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation	932	1,029
Amortization	148	209
Equity instruments issued in lieu of payment for services received	—	1,020
Amortization of stock option expense	28	—
Non-cash interest expense	85	4,800
Other	(44)	171
Gain on retirement of equipment	(11)	(5)
Change in operating assets and liabilities:
Accounts receivable	(3,535)	5,496
Other current assets	2,272	(2,657)
Other assets	(22)	14
Accounts payable	(141)	(400)
Accrued liabilities	(971)	(3,056)

Cash used in operating activities	(1,101)	(813)
INVESTING ACTIVITIES
Proceeds from sale of assets	11	5
Capital expenditures	(835)	(643)
Other	(13)	(49)

Cash used in investing activities	(837)	(687)
FINANCING ACTIVITIES
Borrowings (repayments) under revolving credit agreement, net	2,102	(4,067)
Payments on acquisition notes	—	(2,000)
Proceeds from subscription notes	18	—
Proceeds from issuance of preferred stock, net	—	6,795
Proceeds from issuance of common stock, net	400	—
Debt financing costs	(87)	(201)

Cash provided by financing activities	2,433	527

Net increase (decrease) in cash and cash equivalents	495	(973)
Cash and cash equivalents, beginning of period	2,704	2,932

Cash and cash equivalents, end of period	$3,199	$1,959

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the “Company,” without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 28, 2002, and the results of its operations for the three months ended September 28, 2002, and its cash flows for the three months ended September 28, 2002 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 29, 2002, and the footnotes thereto, included in the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission.

Principles of Consolidation—The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Comprehensive income (loss)—Comprehensive income (loss) was $154,000 and ($7.5) million for the three months ended September 28, 2002 and September 29, 2001, respectively. The difference between net income and total comprehensive income in the respective periods related to foreign currency translation adjustments.

New accounting pronouncements—In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. The adoption of this statement beginning fiscal 2003 has not had a material impact on the Company’s consolidated financial position or results of operations.

Earnings per Share—Basic earnings per share is computed based on the weighted average number of common shares outstanding by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended
	September 28, 2002	September 29, 2001
	(Amounts in thousands)
Stock options	125	77
Common warrants	74	153
Preferred warrants:
Series C Convertible Preferred	734	232
Series D Convertible Preferred	452	437
Convertible preferred stock:
Series B Convertible Preferred	3,721	812
Series C Convertible Preferred	1,785	563
Series D Convertible Preferred	4,024	3,673
Series F Convertible Preferred	5,020	1,898
Series G Convertible Preferred	1,173	—

	17,108	7,845

3.    LONG-TERM DEBT

Long-term debt consisted of the following:

	September 28, 2002	June 29, 2002
	(Amounts in thousands)
Revolving note	$36,590	$34,488
Senior subordinated note	4,345	4,260
Other	29	38

	40,964	38,786
Less current maturities	(21)	(30)

Total	$40,943	$38,756

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

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.7 million at September 28, 2002, and is being amortized over the remaining

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

term of the note. The warrant has an exercise price of $8.46 per share and entitles the holder to acquire, in whole or in part 534,939 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement.

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

4.    SHAREHOLDERS’ EQUITY

Series H Convertible Preferred Stock—The Company is in the process of raising subordinated debt in order to refinance its current subordinated debt facility and to provide working capital support for sales growth and continued information technology implementation. In connection with this effort, the Company has authorized the issuance of its Series H Convertible Preferred Stock (“Series H Preferred”). The Series H Preferred contains a call provision to allow the Company to buy back, at its discretion, the Series H Preferred once the subordinated debt facility is in place.

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

Use of EBITDA

The Company evaluates operating performance based on various measures including operating income, net income and EBITDA. EBITDA represents net income (loss) plus interest, income taxes, non-cash depreciation and amortization. The Company considers EBITDA an important indicator of the operational strength and performance of its business because it believes this indicator gives investors and shareholders a benchmark to compare the Company’s results to both other industry competition as well as the Company’s historical results; however, EBITDA is a supplemental measure of performance and is not intended to represent a measure of performance in accordance with disclosures required by generally accepted accounting principles (“GAAP”). Furthermore, EBITDA presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that there is no limitation on its discretionary use of funds depicted by EBITDA.

In the first quarter of fiscal 2003, the Company reported income from operations of $1.0 million as compared to a loss from operations of $0.7 million in the first quarter of fiscal 2002, an improvement of $1.7 million. Furthermore, the Company reported EBITDA of $2.1 million as compared to negative $0.5 million in the first quarter of fiscal 2002, an improvement of $2.6 million. These improvements will be discussed in the following sections.

	Three Months Ended
	September 28, 2002	September 29, 2001
	(Amounts in thousands, except per share data)
Revenue	$77,918	$95,788
Income (loss) from operations	984	(681)
Net income (loss)	158	(7,434)
Net income (loss) applicable to common shareholders	158	(11,414)
Net income (loss) per common share:
Basic net income (loss) per share	$0.04	$(3.33)
Diluted net income (loss) per share	0.01	(3.33)
Other financial data:
Cash used in operating activities	(1,101)	(813)
Cash (used in) provided by investing activities	(837)	(687)
Cash provided by financing activities	2,433	527
EBITDA	2,074	(451)

A reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended
	September 28, 2002	September 29, 2001
	(Amounts in thousands, except per share data)
EBITDA	$2,074	$(451)
Interest expense	(810)	(5,745)
Income taxes	(26)	—
Depreciation	(932)	(1,029)
Amortization	(148)	(209)

Net income (loss)	$158	$(7,434)

Liquidity and Capital Resources

Cash flow used in operations was $1.1 million for the first quarter of fiscal 2003 as compared to $0.8 million in the prior year comparable period. In the first quarter of fiscal 2003, the use of funds was comprised of cash generated from operations of $1.3 million offset by cash flows used as a result of working capital changes of $2.4 million, while in fiscal 2002, the use of funds was comprised of cash flow used in operations of $0.2 million and cash flow used as a result of working capital changes of $0.6 million. During the first fiscal quarter of 2003, in September, cash receipts on accounts receivable were off approximately $900,000 per week compared to August’s revenues, resulting in a use of cash of approximately $3.5 million. As a result, the Company is implementing new credit policies and will increase its focus on accounts receivable collection. Prepaid workers’ compensation resulted in $2.3 million in working capital due to a loss fund adjustment returned by the insurance carrier because of claims not developing as the insurance carrier expected. This adjustment is a continued benefit from our transition to the variable cost model. The remaining use of working capital during the first quarter of fiscal 2003 included approximately $1.0 million due to funding of claims, including insurance, cargo and legal. Cash flow used in operations was $0.8 million during the first quarter of fiscal 2002, driven principally by the positive cash flow generated from accounts receivable of $5.5 million offset with negative cash flow from other current assets, accounts payable and miscellaneous accruals of $6.1 million.

Cash flow used as a result of investing activities during the first quarter of fiscal 2003 was $0.8 million and consisted primarily of capital expenditures for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. During the first quarter of fiscal 2002, cash flow used as a result of investing activities was primarily for capital expenditures that amounted to $0.7 million.

Cash flow from financing activities amounted to $2.4 million during the first quarter of fiscal 2003. The primary source of cash was from the revolving credit facility, which provided $2.1 million due to the increase in the collateral base. The exercise of common warrants resulted in proceeds of $0.4 million. During the first quarter of fiscal 2002, cash flow generated through financing activities amounted to $0.5 million. Net proceeds from private placement of Preferred Stock of $6.8 million was the primary source of cash during the quarter, while long-term debt and notes payable resulted in negative cash flow of $6.3 million.

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

In the long term, the Company intends to continue to fund its operations through its existing revolving credit and senior subordinated debt facilities. The revolving credit facility with Fleet Capital Corporation allows for borrowings under the revolving note limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest for the first year is payable monthly at a rate of prime plus 1.25% (6.0% at September 28, 2002). The Company may elect the rate of LIBOR plus 3% at its discretion in which case interest is payable at the end of a LIBOR advance period. Further, the Company has the ability to lower these margins by 0.50% over the remainder of the agreement provided it meets certain conditions as defined in the agreement. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures January 2004. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.7 million at September 28, 2002, and is being amortized over the remaining term of the note. The warrant has an exercise price of $8.46 per share and entitles the holder to acquire, in whole or in part 534,939 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement. If additional funding is required as a result of working capital requirements due to business expansion or changes in working capital requirements, the Company will attempt to secure additional financing from its existing lenders through the expansion of these facilities or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

The Company has revolving debt of $36.6 million at September 28, 2002. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $366,000.

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

Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.     OTHER INFORMATION.

Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits required by Item 601 of Regulation S-K:

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

None.

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