Form 10-Q/A
period 2002-12-28
VELOCITY EXPRESS CORP
filed 2003-07-28
CIK 1002902

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

INDEX TO FORM 10-Q

December 28, 2002

PART 1

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	December 28, 2002	June 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash	$1,531	$2,704
Accounts receivable, net	41,151	38,816
Accounts receivable—other	1,781	1,895
Prepaid workers’ compensation and auto liability insurance	8,636	11,939
Other prepaid expenses	2,058	1,304
Other current assets	378	552

Total current assets	55,535	57,210
Property and equipment, net	10,378	10,970
Goodwill	42,830	42,830
Deferred financing costs, net	1,877	1,916
Other assets	991	963

Total assets	$111,611	$113,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,592	$19,543
Accrued insurance and claims	5,280	6,084
Accrued wages and benefits	2,983	2,871
Accrued legal and claims	2,918	4,017
Other accrued liabilities	1,931	3,510
Current portion of long-term debt	13	30

Total current liabilities	32,717	36,055
Long-term debt less current portion	39,997	38,756
Accrued insurance and claims	6,987	9,763
Shareholders’ equity:
Preferred stock, $0.004 par value, 50,000 shares authorized 13,650 and 13,568 shares issued and outstanding at December 28, 2002 and June 29, 2002, respectively	64,741	64,480
Preferred warrants, 1,042 outstanding at December 28, 2002 and June 29, 2002	7,600	7,600
Common stock, $0.004 par value, 150,000 shares authorized 4,671 and 3,663 shares issued and outstanding at December 28, 2002 and June 29, 2002, respectively	19	15
Stock subscription receivable	(8)	(26)
Additional paid-in-capital	60,367	57,152
Accumulated deficit	(100,657)	(99,766)
Foreign currency translation	(152)	(140)

Total shareholders' equity	31,910	29,315

Total liabilities and shareholders’ equity	$111,611	$113,889

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379	—	$—	1,042	$7,600	3,663	$15	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	—	—	—	18
Amortization of stock option expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	56	—	—	56
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	200	1	—	399	—	—	400
Offering costs	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—	—	—	—	(2)
Issuance of Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	275	2,750	—	—	—	—	—	—	—	—	2,750
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	(828)	—	—	—	—	—	828	—	—	—
Accretion of beneficial conversion feature for Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	276	—	—	—	—	—	—	(276)	—	—
Conversion of Series D to Common Stock	—	—	—	—	(63)	(500)	—	—	—	—	—	—	—	—	152	1	—	499	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(130)	(1,435)	—	—	—	—	—	—	656	2	—	1,433	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(615)	—	(615)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)

Comprehensive loss																					(627)

Balance at December 28, 2002	2,807	$24,304	2,000	$13,600	1,767	$10,308	936	$9,954	5,865	$4,377	275	$2,198	1,042	$7,600	4,671	$19	$(8)	$60,367	$(100,657)	$(152)	$31,910

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

The following table presents securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
	(Amounts in thousands)
Stock options	7	279	7	184
Common warrants	906	723	454	487
Preferred warrants:
Series C Convertible Preferred	774	714	777	714
Series D Convertible Preferred	480	438	480	438
Convertible preferred stock:
Series B Convertible Preferred	3,942	3,616	3,942	3,616
Series C Convertible Preferred	1,895	1,733	1,895	1,733
Series D Convertible Preferred	4,191	4,140	4,230	4,060
Series F Convertible Preferred	5,629	4,514	5,667	3,448
Series G Convertible Preferred	1,239	—	1,238	—
Series H Convertible Preferred	1,915	—	957	—

	20,978	16,157	19,647	14,680

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the second quarter, the Company received $5.0 million in purchase commitments from investors to purchase shares of Series H Preferred. In the quarter, the Company sold 275,000 shares of Series H Preferred to investors for net proceeds of $2.75 million. In connection with the sales of Series H Preferred in the second quarter, the Company issued five-year warrants to purchase 1.4 million shares of common stock at an exercise price of $0.01 per share. The proceeds from the Series H Preferred were allocated based upon their relative fair values as determined by an outside independent appraiser between the warrants and the Series H Preferred resulting in an allocation of $0.8 million from Series H Preferred to additional paid in capital. The Series H Preferred was deemed to have contained a beneficial conversion amounting to $0.8 million, $0.3 million of which was recognized in the quarter ended December 28, 2002 as a deemed dividend to preferred shareholders. The beneficial conversion amount will be charged to accumulated deficit over the period between the issue date and the earliest conversion date of the Series H Preferred.

The remaining 225,000 shares of Series H Preferred will be issued in the third quarter. In connection with these shares, the Company will issue 1.1 million five-year common stock warrants at an exercise price of $0.01 per share. Once the fair value of the warrants to be issued in the third quarter is determined, the proceeds from the Series H Preferred will be allocated based upon their fair values between the warrants and the Series H Preferred.

In the event the Company does not call the Series H Preferred on or before April 30, 2003, it will be required to issue an additional 3.6 million five-year common stock warrants at an exercise price of $0.01 per share to the holders of the Series H Preferred. In the event the warrants are issued, the fair value of these warrants will be accounted for on the date of their issuance as a deemed dividend to the preferred shareholders which will increase the accumulated deficit and additional paid in capital.

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

Performance Metrics

The Company evaluates operating performance based on various measures including income from operations, net income and EBITDA. EBITDA represents net income (loss) plus interest, income taxes, depreciation and amortization. The Company considers EBITDA an important indicator of the operational strength and performance of its business because EBITDA is used as an acceptable measurement in the Company’s industry and the Company believes this indicator gives investors and shareholders a benchmark to compare the Company’s results to both other industry competition as well as the Company’s historical results, and a measure of the Company’s ability to provide cash flows to service debt and fund capital expenditures; however, EBITDA is a supplemental measure of performance and is not intended to represent a measure of performance in accordance with disclosures required by generally accepted accounting principles (“GAAP”). Furthermore, EBITDA presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that there is no limitation on its discretionary use of funds depicted by EBITDA.

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

For the six months ended December 28, 2002, the Company reported income from operations of $1.0 million as compared to a loss from operations of $0.4 million for the same period in fiscal 2002. The Company also reported EBITDA of $3.2 million as compared to $2.1 million for the same period in fiscal 2002. The prior-year period included a one-time gain of $1.1 million related to the sale of the Air Courier Division. Exclusive of this gain, EBITDA for the first half of fiscal 2003 improved $2.2 million compared to the same period last year. These improvements will be discussed in the following sections.

Cash flow used in operations was $2.9 million for the second quarter of fiscal 2003 as compared to $2.0 million in the prior year comparable period. In the second quarter of fiscal 2003, the use of funds was comprised of cash flow provided by operations of $0.5 million and cash flow absorbed as a result of working capital changes of $3.4 million, while in fiscal 2002, the use of funds was comprised of cash flow provided by operations of $0.3 million and cash flow used as a result of working capital changes of $2.3 million. During the second quarter of fiscal 2003, the Company generated $1.2 million in working capital through the reduction of accounts receivable, while accounts payable provided $0.6 million. Prepaid workers’ compensation resulted in $0.7 million in working capital due to a loss fund adjustment returned by the insurance carrier because of claims not developing as the insurance carrier expected. This adjustment is a continued benefit from our transition to the variable cost model. The remaining use of working capital included approximately $2.5 million for the funding of the Company’s self-insurance risk associated with workers’ compensation and auto liability insurance and settlement of pre-acquisition legal lawsuits, and $3.4 million for other accruals, including wages and benefits. During the second quarter of fiscal 2002, the use of cash was driven principally by cash provided from accounts receivable and other current assets of $3.1 million, offset by accounts payable of $1.5 million and accrued liabilities of $3.9 million, including approximately $1.3 million for the funding of the Company’s self-insurance risk associated with workers’ compensation and auto liability insurance and settlement of pre-acquisition legal lawsuits, and $2.6 million for other accruals, including wages and benefits.

Cash flow used as a result of investing activities during the second quarter of fiscal 2003 was $0.3 million and consisted of capital expenditures used for the Company’s customer-driven technology solutions initiative and capitalized costs related to the integration of the back office. During the second quarter of 2002, cash flow used as a result of investing activities was $0.6 million, consisting of capital expenditures used for the Company’s customer-driven technology solutions initiative and capitalized costs related to the integration of the back office of $1.2 million, offset by proceeds from the sale of a non-core air courier business operation of $1.8 million.

Cash flow generated from financing activities in the second quarter of fiscal 2003 amounted to $1.6 million, compared to $5.6 million in the second quarter of fiscal 2002. In fiscal 2003, the source of funds was primarily from the private placement of Series H Convertible Preferred Stock through which the Company raised net cash proceeds of approximately $2.7 million. Long-term debt and notes payable used $1.1 million, including $0.1 million paid for debt financing costs, and $1.0 million repaid against the revolving credit facility. During the second quarter of 2002, cash flow from financing activities was mainly from the private placement of Series F Convertible Preferred Stock through which the Company raised net cash proceeds of approximately $4.5 million and borrowings on the revolving credit facility of $1.2 million. Net proceeds from issuance of common stock as a result of stock option exercises were $0.1 million. The Company paid $0.2 million for debt financing costs.

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
	(Amounts in thousands, except per share data)
Revenue	$75,041	$84,415	$152,959	$180,203
Income (loss) from operations	16	300	1,000	(381)
Net income (loss)	(773)	(3,774)	(615)	(11,208)
Net income (loss) applicable to common shareholders	(1,049)	(9,672)	(891)	(21,086)
Net income (loss) per common share:
Basic net income (loss) per share	$(0.24)	$(2.81)	$(0.21)	$(6.14)
Diluted net income (loss) per share	(0.24)	(2.81)	(0.21)	(6.14)
Other financial data:
Cash used in operating activities	(2,936)	(2,038)	(4,037)	(2,851)
Cash (used in) provided by investing activities	(336)	(614)	(1,173)	(1,301)
Cash provided by financing activities	1,604	5,578	4,037	6,105
EBITDA	1,091	2,575	3,165	2,124

A reconciliation of EBITDA to net income (loss) is as follows:

	Three Months Ended		Six Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
	(Amounts in thousands)
EBITDA	$1,091	$2,575	$3,165	$2,124
Interest expense	(761)	(5,202)	(1,571)	(10,947)
Income taxes	—	(70)	(26)	(70)
Depreciation	(846)	(869)	(1,778)	(1,898)
Amortization	(257)	(208)	(405)	(417)

Net income (loss)	$(773)	$(3,774)	$(615)	$(11,208)

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

In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The revolving credit facility with Fleet Capital Corporation, allows for borrowings under the revolving note limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest for the first year is payable monthly at a rate of prime plus 1.25% (5.5% at December 28, 2002). The Company may elect the rate of LIBOR plus 3% at its discretion in which case interest is payable at the end of a LIBOR advance period. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The term of the facility is two years, ending January 2004. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.6 million at December 28, 2002, and is being amortized over the remaining term of the note. The warrant has an exercise price of $8.46 per share and entitles the holder to acquire, in whole or in part 534,939 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement. If additional funding is required as a result of working capital requirements due to business expansion or changes in working capital requirements, the Company will attempt to secure additional financing from its existing lenders through the expansion of these facilities or through the issuance of additional equity; however, there can be no assurance that such funding can be obtained.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks.

The Company has revolving debt of $35.6 million at December 28, 2002. Approximately 86% of the Company’s borrowings under the revolving credit facility are currently under LIBOR contracts with fixed interest rates and various maturity dates, reducing the exposure to market risk until such time as the expiration of the individual LIBOR contracts. If, however, the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $356,000.

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

During the second quarter, the Company received approximately $5.0 million in purchase commitments from investors to purchase shares of Series H Preferred. In the quarter, the Company sold 275,000 shares of Series H Preferred to investors for net proceeds of $2.75 million. The remaining 225,000 shares of Series H Preferred will be issued in the third quarter.

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

ITEM 5.     OTHER INFORMATION.

Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits required by Item 601 of Regulation S-K:

3.1	*	Certificate of Designation of Preferences and Rights of Series H Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation.

10.1	*	Employment Agreement between Velocity Express Corporation and Jeffry J. Parell dated November 7, 2002.

10.2	*	Form of Stock Purchase Agreement to purchase Series H Convertible Preferred Stock

10.3	*	Form of Common Stock Warrant issued in connection with the Company’s Series H Convertible Preferred Stock financing.

31.1		Section 302 certification of CEO

31.2		Section 302 certification of CFO

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with initial filing of this Quarterly Report on Form 10-Q for the quarter ended December 28, 2002.

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