Form 10-K
period 2003-06-28
VELOCITY EXPRESS CORP
filed 2003-10-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

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

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☐        No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: December 28, 2002: $3,163,687.

As of September 22, 2003, there were 5,443,993 shares of Common Stock of the registrant issued and outstanding.

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

ITEM 1    DESCRIPTION OF BUSINESS

Company Overview

Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) and its subsidiaries are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

The Company has one of the largest nationwide networks of time-critical logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. Our customers are comprised of multi-location, blue chip customers with operations in the commercial & office products, financial, healthcare, transportation & logistics, technology, and energy sectors.

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

Acquisition and Integration of Corporate Express Delivery Systems

Effective August 28, 1999, United Shipping & Technology Inc., through a wholly-owned subsidiary, acquired from CEX Holdings, Inc. (“CEX”) all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. (“CEDS”), a provider of same-day delivery solutions. CEDS changed its name to UST Delivery Systems, Inc., and subsequently changed its name to Velocity Express, Inc. (“Velocity”). The results of Velocity’s operations have been included in the Company’s consolidated financial statements since August 28, 1999.

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

Industry Overview

The Company operates in the same-day time-critical logistics industry, which includes scheduled and non-scheduled, same-day transportation of documents and packages in local and inter-city markets. The industry also provides warehousing, facilities management and logistics solutions, as well as supply chain management and cross-dock and package aggregation services.

The Company believes the market for same-day time-critical logistics solutions is large and growing. Based on industry studies, the U.S. same-day transportation services market is estimated to generate revenues in excess of $20 billion per year. Although the market is large, it is highly fragmented. There are relatively low entry barriers in this market as the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. The Company believes there are currently as many as 6,000 same-day transportation companies in the United States. Most are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes there is little perceived service differentiation between competitors, and that customer loyalty is generally short-term.

There are no dominant brands in the same-day time-critical logistics industry, and there is a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS® and Federal Express®, both of which use technology extensively.

The Company expects that further growth in the same-day time-critical logistics market will be fueled by corporate America’s trend toward outsourcing and third-party logistics. Many businesses that outsource their distribution and logistics needs prefer to purchase such services from one source, capable of servicing multiple cities nationwide. Outsourcing decreases their number of vendors and also maximizes efficiency, improves customer service and simplifies billing. Customers are also seeking to reduce their cycle times and implement “supply chain management” and “just-in-time” inventory management practices designed to reduce inventory carrying costs. The growth of these practices has increased the demand for more reliable logistics services. The Company believes that same-day transportation customers increasingly seek greater reliability, convenience, and speed from a trusted package delivery provider. Customers are also seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. The Company believes it is the only national same-day transportation and logistics service provider with the geographic reach and national footprint to meet these evolving needs.

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

From time to time, the Company’s drivers are involved in accidents. The Company carries liability insurance with a per claim self-insured retention. Owner-operators and independent contractors are required to maintain auto liability insurance at amounts required by the Company. The Company also has insurance policies covering fidelity liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records, and pass a criminal background and drug test, among other criteria.

Sales and Marketing

The Company has initiated a comprehensive sales and marketing program that emphasizes its competitive position as the leading national provider of same-day transportation services. The Company has also realigned its national accounts and logistics team, and restructured its field sales organization to effectively pursue growth opportunities. Sales efforts are conducted at both the local and national levels through the Company’s extensive network of local sales representatives. The Company employs 74 marketing and sales representatives who make regular calls on existing and potential customers to determine their ongoing delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and quickly respond to customer concerns.

The Company’s sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. The expansion of the Company’s national sales program and continuing investment in technology to support expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations. As of the end of fiscal 2003, approximately 70 percent of the Company’s revenues come from national companies needing multi-location logistics solutions.

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

Trademarks

The Company has registered Velocity Express® and currently has applications pending for trademarks and service marks (“marks”) in the United States and internationally, including but not limited to, VelocitySM and Relentless ReliabilitySM. There can be no assurance that any of these marks, if registered, will afford the Company protection against competitors with similar marks that may have a use date prior to that of the Company’s. In addition, no assurance can be given that others will not infringe upon the Company’s marks, or that the Company’s marks will not infringe upon marks and proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any mark claimed by the Company, and if instituted, that such challenges will not be successful.

Employees

As of June 28, 2003, the Company had approximately 1,553 employees, of whom approximately 733 primarily were employed in various management, sales, and other corporate positions and approximately 820 were employed as drivers and operations personnel. Additionally, the Company had contracts with approximately 4,000 independent contractor drivers in its delivery operations in North America. The Company believes that its relations with its employees are good and the Company is not a party of any collective bargaining agreement.

ITEM 2.    DESCRIPTION OF PROPERTY

As of June 28, 2003, The Company operated from 139 leased facilities in the United States and two leased facilities in Canada (not including customer-owned facilities). These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

State	Number of Leased Facilities	State	Number of Leased Facilities
Alabama	3	Nebraska	3
Arizona	2	New Jersey	3
Arkansas	2	New Mexico	2
California	8	New York	17
Colorado	1	North Carolina	9
Connecticut	1	North Dakota	2
District of Columbia	1	Oklahoma	4
Florida	8	Oregon	1
Georgia	4	Pennsylvania	4
Idaho	1	South Carolina	1
Illinois	1	South Dakota	2
Iowa	8	Tennessee	3
Louisiana	8	Texas	10
Maryland	2	Utah	1
Massachusetts	1	Virginia	8
Michigan	4	Washington	4
Minnesota	4	Wisconsin	2

Mississippi	4	Total facilities in U.S.	139

The Company’s corporate headquarters is located at Four Paramount Plaza, 7803 Glenroy Road, Suite 200, Bloomington, Minnesota. The Company believes that its properties are well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

As of June 28, 2003, the Company leased approximately 735 vehicles of various types through operating leases, which were operated by drivers employed by the Company. The Company also engages independent contractors who provide their own vehicles and are required to carry insurance coverage at levels dictated by the Company.

Aggregate rental expense, primarily for facilities, was approximately $15.5 million for the year ended June 28, 2003. See Note 10 to the Company’s Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. The Company carries workers compensation insurance and auto liability coverage for its employees. The Company and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of the Company. The Company vigorously defends against all of the foregoing claims.

The Company has established reserves for litigation, which it believes are adequate. The Company reviews its litigation matters on a regular basis to evaluate the demands and likelihood of settlements and litigation related expenses. Based on this review, the Company does not believe that the pending active lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company’s balance sheet or results of operations. The Company has managed to fund settlements and litigation expenses through cash flow and believes that it will be able to do so going forward. Settlements and litigation expenses have not had a material impact on cash flow and the Company believes they will not have a material impact going forward.

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

No matters were submitted to shareholders during the fourth quarter of fiscal 2003.

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

Period	High	Low
Fiscal 2003:
First Quarter	$3.20	$1.87
Second Quarter	1.94	0.64
Third Quarter	0.94	0.64
Fourth Quarter	0.98	0.61

Fiscal 2002:
First Quarter	$5.43	$2.65
Second Quarter	14.50	4.50
Third Quarter	17.00	7.55
Fourth Quarter	9.95	2.98

The closing price of the Company’s stock on September 22, 2003 was $0.82.

On September 22, 2003, the number of registered holders of record of Common Stock was 390. Approximately 2,934 shareholders hold common stock in street name.

The transfer agent for the Company’s Common Stock is American Stock Transfer & Trust, 59 Maiden Lane, New York, New York.

The Company has not paid any cash dividends on its Common Stock and expects that for the foreseeable future it will follow a policy of retaining earnings in order to finance the continued operations of its business. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. Further, the Company’s ability to pay dividends is restricted under the terms of the revolving credit facility and subordinated debt facility.

Recent Sales of Unregistered Securities

The following describes sales of the Company’s securities in the last fiscal quarter without registration under the Securities Act of 1933 (the “Securities Act”):

During fiscal 2003, the Company authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The initial conversion price of the Series H Preferred is $1.00 per common share, and the Series H Preferred is initially convertible into ten shares of the Company’s common stock upon the later of shareholder approval or April 30, 2003. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution. During fiscal 2003, the Company sold 500,000 shares of Series H Preferred to investors for net proceeds of approximately $4.6 million and issued 2.5 million common stock warrants at an exercise price of $0.01 per share in a private placement exempt from registration under Regulation D of the Securities Act.

The Series H Preferred contained a call provision that provided the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003. If the Company did not call the Series H Preferred prior to the call date, the Company would be required to issue a warrant to purchase additional shares of common stock. The Company did not exercise its call right with respect to the Series H Preferred prior to its expiration on April 30, 2003, and on May 1, 2003, issued 3.8 million warrants with a five-year term and an exercise price of $0.01 per share to the holders of the Series H Preferred, bringing the total number of shares of Series H Preferred sold to 500,000, the total five-year common stock warrants issued to 6.3 million, and the total proceeds to $4.6 million.

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

ITEM 6.    SELECTED FINANCIAL DATA

Set forth below is selected financial data for fiscal years 2003, 2002, 2001, 2000 and 1999:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000 (1)	June 30, 1999
	(In thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$307,138	$342,727	$471,682	$471,152	$1,483
Cost of services	241,136	264,766	377,498	364,881	746

Gross profit	66,002	77,961	94,184	106,271	737
Operating expenses	74,989	76,040	116,425	129,584	3,628
Restructuring charge	—	—	7,060	—	—

Operating income (loss)	(8,987)	1,921	(29,301)	(23,313)	(2,891)
Net interest (expense) income	(2,971)	(12,577)	(6,334)	(5,272)	(4)
Common stock warrant charge	—	(1,048)	—	—	—
Other (expense) income	(301)	1,225	364	373	—

Net loss	$(12,259)	$(10,479)	$(35,271)	$(28,212)	$(2,895)

Net loss applicable to common shareholders	$(15,609)	$(20,357)	$(35,022)	$(31,720)	$(2,895)

Basic and diluted loss per common share	$(3.39)	$(5.82)	$(10.51)	$(11.37)	$(2.10)

Basic and diluted weighted average number of common shares outstanding	4,606	3,500	3,333	2,790	1,376

	As of
	June 28, 2003	June 29, 2002	June 30, 2001	July 1, 2000	June 30, 1999
Balance Sheet Data:
Working capital (deficit)	$(20,419)	$21,155	$(2,809)	$(18,607)	$1,151
Total assets	106,489	113,889	158,375	181,723	4,388
Long-term debt and capital leases	4,602	38,756	61,242	39,495	616
Redeemable preferred stock	—	—	35,421	25,261	—
Shareholders’ equity (deficit)	22,450	29,315	(31,592)	(1,123)	2,947

(1)	During the first quarter of fiscal 2000, the Company acquired all the common stock of Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Inc. The results of operations of Velocity are included from the date of acquisition.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required. In fiscal 2003, the Company hired an outside collection agency that assisted in a detailed review of the Company’s accounts receivable. As a result of the review, the Company noticed a deterioration in various customer receivable accounts and wrote off approximately $4.0 million of customer receivables.

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

The Company maintains an insurance program with insurance policies that have various deductible levels. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

•	Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions in order to realize the benefit of these assets. Management evaluates whether the deferred tax assets may be realized and assesses the need for additional valuation allowances or reduction of existing allowances. Consistent with prior years, the Company has assessed a valuation allowance against its entire deferred tax asset as of June 28, 2003.

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

Overview

The Company is engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses, primarily in the United States with limited operations in Canada.

The Company has one of the largest nationwide networks of time-critical logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. The Company’s service offerings are divided into the following categories:

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue are as follows:

Commercial & office products	31.8%
Financial services	29.2%
Healthcare	23.7%
Technology	5.6%
Energy	5.1%
Transportation & logistics	4.6%

Historical Results of Operations

Year ended June 28, 2003 Compared to Year Ended June 29, 2002

Revenue for the year ended June 28, 2003 decreased $35.6 million or 10.4% to $307.1 million from $342.7 million for the year ended June 29, 2002. The decrease in revenue for the year ended June 28, 2003 is related to the divesture of a non-core air courier business operation of $4.1 million and lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and volume declines from the soft economy and severe weather of approximately $50.3 million. This decline was offset by revenue growth from new customer contracts during fiscal 2003 of approximately $18.8 million.

Cost of services for the year ended June 28, 2003 was $241.1 million, a reduction of $23.7 million or 9.0% from $264.8 million for the year ended June 29, 2002. The reduction of $23.7 million consists of $3.7 million related to the divestiture of a non-core air courier business operation and $20.0 million in reduced costs as a result of the reduced revenue described above. In fiscal 2002, the Company’s results were impacted favorably by one-time gains achieved through the initial conversion to the variable cost model. As a result of the one-time savings achieved in fiscal 2002, gross margin declined from 22.7% in the prior year to 21.5% for the year ended June 28, 2003. The Company continues to refine its variable cost strategy, which will allow the Company to continue to realize savings related to overall driver and vehicle-related costs.

Selling General and Administrative (“SG&A”) expenses for the year ended June 28, 2003 were $62.0 million or 20.2% of revenue, a reduction of $1.0 million or 1.6% as compared with $63.0 million or 18.4% of revenue for fiscal 2002. The decrease in SG&A for fiscal 2003 resulting from integrating, through technology, all back office processes into one common platform as well as the Company’s continued focus on this integration and scaling back expenses as a result of the soft economy amounted to $6.3 million. The sale of a non-core air courier business operation eliminated $0.6 million of related costs. These reductions were offset by charges associated with the valuation of certain accounts receivable of $4.0 million and various claims amounting to $1.9 million. In fiscal 2003, the Company hired an outside collection agency that assisted in a detailed review of the Company’s accounts receivable. As a result of the review, the Company noticed a deterioration in its various customer receivable accounts and took a charge of $4.0 million. Excluding these charges, the operational reduction in SG&A expenses from fiscal 2002 to fiscal 2003 was actually $6.9 million or 11.0%.

Occupancy charges for fiscal 2003 were $13.0 million, a reduction of $0.1 million or 0.8% from $13.1 million for the year ended June 29, 2002. The improvement for the year is due to divestitures of a non-core air courier business operation and better utilization of space in facilities currently occupied, offset by slightly higher costs in the third and fourth quarters related to new office startups and higher utility costs related to the cold weather and higher fuel costs.

Interest expense for the year ended June 28, 2003 decreased $9.6 million to $3.0 million from $12.6 million for the year ended June 30, 2002. Included in interest expense for the prior year are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million as well as a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company’s revolving credit facility. Interest expense related to the Company’s borrowings decreased over the prior year primarily as a result of lower interest rates as the Company used LIBOR contracts for the majority of its borrowings under the revolving credit facility.

The net loss for the year ended June 28, 2003 was $12.3 million, compared with $10.5 million for the same period in fiscal 2002, an increase of $1.8 million or 17.1%. Exclusive of the SG&A charges of $5.9 million discussed above, the net loss for the year ended June 28, 2003 was $6.4 million.

Net loss applicable to common shareholders was $15.6 million for the year ended June 28, 2003 as compared with $20.4 million for the year ended June 29, 2002. The difference in the current year between net loss applicable to common shareholders and net loss relates to the beneficial conversion associated with Series H Preferred and the charge associated with the issuance of warrants to the holders of Series H Preferred. In the prior year, the difference between net loss applicable to common shareholders and net loss was comprised of non-cash charges associated with the Company’s redeemable preferred stock.

Year ended June 29, 2002 Compared to Year Ended June 30, 2001

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

Occupancy charges for the year ended June 29, 2002 were $13.1 million, a reduction of $2.5 million or 16.0% from $15.6 million for the year ended June 30, 2001. The improvement for the year is due to divestitures of a non-core air courier business operation, the consolidation of operating locations, and the closure of the former corporate headquarters in Houston, Texas.

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

As a result of the foregoing factors, the net loss for the year ended June 29, 2002 was $10.5 million, compared with $35.3 million for the same period in fiscal 2001, an improvement of $24.8 million or 70.3%. Had the effect of non-cash interest charges of $9.1 million been excluded, net loss for the year ended June 29, 2002 would have been $1.4 million, compared with $35.3 million for the same period in fiscal 2001, which would have been an improvement of $33.9 million.

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

Liquidity and Capital Resources

Cash flow used in operations was $7.8 million for fiscal 2003. This use of funds was comprised of cash used in operations of $7.0 million and cash used as a result of working capital changes of $0.8 million. Cash generated from the collection of accounts receivable was approximately $0.7 million. The Company has implemented new credit policies and has increased its scrutiny of its accounts receivable base, which has led to the reduction in accounts receivable. The remaining use of working capital of $1.5 million during fiscal 2003 was due to funding of claims (including insurance, cargo and legal) and other miscellaneous accruals.

Cash flow used as a result of investing activities was $2.2 million and consisted primarily of capital expenditures for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

Cash flow from financing activities amounted to $8.9 million during fiscal 2003. The primary source of cash was from the issuance of the Series H Preferred, which provided net proceeds of $4.6 million. Net borrowings on the revolving credit facility provided $4.5 million, and debt financing costs used $0.6 million. The exercise of common warrants resulted in proceeds of $0.4 million.

The Company reported a loss from operations of approximately $9.0 million for fiscal 2003 and has negative working capital of approximately $20.4 million at June 28, 2003, primarily due to the reclassification of the revolving credit facility as a current liability due to its expiration in January 2004. At June 28, 2003, the Company was in violation of the minimum availability and interest coverage ratio covenants of the revolving credit facility and the interest coverage ratio covenant of its senior subordinated debt facility. The Company is attempting to obtain waivers for the violations. Due to the near-term maturity of the credit facility and the Company’s inability to demonstrate that it has adequate working capital to repay the facility at maturity, substantial doubt about the Company’s ability to continue as a going concern has been raised. The Company is working to extend the revolving credit and senior subordinated debt facilities. The accompanying financial statements have been prepared as if the Company will continue as a going concern.

During fiscal 2003, an increasing portion of the Company’s trade accounts payable became past due. In an effort to restructure its trade debt, the Company proposed a Trade Creditor Plan (the “Plan”) to various trade creditors with balances outstanding as of August 1, 2003. The Plan includes approximately 20 percent of the Company’s outstanding accounts payable. The Company expects this Plan to be approved by a majority of the creditors included in the Plan and that the Plan will become effective on or before October 31, 2003. Approval of the plan will strengthen the Company’s working capital by allowing payments to vendors to be made over one to three years. Vendors under this Plan have been continuing to supply the Company with services and goods.

During fiscal 2004, the Company intends to continue the execution of activities it previously initiated to further improve the operating performance of the Company and to meet its fiscal 2004 financial plan. These activities include, but are not limited to, maximizing the effectiveness of the variable cost model, implementation of customer-driven technology solutions, continued leveraging of the consolidated back office SG&A platform, and implementation of the Trade Creditor Plan. The Company is also in the process of raising $18.5 million in equity which will be used to support the refinancing and extension of its revolving credit and senior subordinated debt facilities, to support the Trade Creditor Plan as discussed above, and for general working capital purposes. When concluded, these activities are expected to provide the Company with sufficient working capital to fund its fiscal 2004 operating plan.

In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at June 28, 2003), or, at the Company’s election, at LIBOR plus 3%. As of June 28, 2003, the Company has 81% of the facility under LIBOR contracts at interest rates ranging from 4.25% to 4.375%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures January 2004. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The Company also maintains a $5.0 million senior subordinated note with interest payable quarterly at 12% per annum, maturing September 30, 2004. As of June 28, 2003, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated note.

The Company reviews the adequacy of its provision for bad debts on a regular basis, taking into consideration customer payment trends, accounts receivable balances that have been outstanding greater than 90 days, customer payment trends in the transportation sector, and the strength of the overall economy. In fiscal 2003, the Company hired an outside collection agency that assisted in a detailed review of the Company’s accounts receivable. As a result of the review, the Company noticed a deterioration in its various customer receivable accounts and took a charge of $4.0 million.

Contractual Obligations and Available Commercial Commitments

As of June 28, 2003, the Company had no outstanding purchase commitments for capital improvements. The following table presents information regarding contractual obligations by fiscal year (amounts in thousands):

	Payments Due
	2004	2005		2006	2007	2008	Thereafter
Operating leases	$10,124	$7,023		$4,224	$3,160	$1,065	$157
Long-term debt	182	4,602	(1)	—	—	—	—

Total	$10,306	$11,625		$4,224	$3,160	$1,065	$157

(1) Net of original issue discount of $398. Amount due at maturity is $5,000.

The following table presents information regarding available commercial commitments and their expiration dates by fiscal year (amounts in thousands):

	Commitment Expiration
	2004	2005		2006	2007	2008	Thereafter
Line of credit	$38,961	$—		$—	$—	$—	$—

Note:    for more information regarding operating leases, long-term debt and the line of credit, refer to Notes 10 and 7, respectively.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

The Company Needs Additional Capital to Fund its Operating Plan.    Achieving the Company’s financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office SG&A platform. To date, the Company has primarily relied upon debt and equity investments to fund these activities. If its strategy requires additional funding, the Company will continue to seek the required additional financing from lenders or through the issuance of additional equity; however, there can be no assurance that this funding can be obtained.

The Company’s Revolving Credit Facility Matures on January 28, 2004.    If the Company cannot successfully refinance the revolving credit facility upon maturity, it will be required to raise capital through the issuance of additional debt or equity securities or sales of some or all of its assets in order to meet the repayment obligations under the facility. There can be no assurance that the Company will be able to raise such capital or that the terms for raising such capital would be acceptable to it.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $39.0 million at June 28, 2003 that is subject to variable interest rates. A one percent change in the interest rate would result in an impact of $390,000 on interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Velocity Express Corporation and subsidiaries as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, cash flows and shareholders’ equity (deficit) for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Express Corporation and subsidiaries at June 28, 2003, and June 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company’s recurring negative cash flows from operations and the ability to further fund operations due to the Company’s credit facilities expiring in January 2004 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

Ernst & Young LLP

Minneapolis, Minnesota

October 3, 2003

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 28, 2003	June 29, 2002
ASSETS
Current assets:
Cash	$1,589	$2,704
Accounts receivable, net of allowance of $2,300 and $2,250 at June 28, 2003 and June 29, 2002, respectively	38,102	38,816
Accounts receivable—other	2,681	1,895
Prepaid workers’ compensation and auto liability insurance	7,425	11,939
Other prepaid expenses	1,114	1,304
Other current assets	404	552

Total current assets	51,315	57,210
Property and equipment, net	9,810	10,970
Goodwill	42,830	42,830
Deferred financing costs, net	1,425	1,916
Other assets	1,109	963

Total assets	$106,489	$113,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,389	$19,543
Accrued insurance and claims	4,236	6,084
Accrued wages and benefits	4,896	2,871
Accrued legal and claims	3,730	4,017
Other accrued liabilities	340	3,510
Current portion of long-term debt	39,143	30

Total current liabilities	71,734	36,055
Long-term debt	4,602	38,756
Accrued insurance and claims	7,703	9,763
Shareholders’ equity:
Preferred stock, $0.004 par value, 50,000 shares authorized 13,615 and 13,568 shares issued and outstanding at June 28, 2003 and June 29, 2002, respectively	64,422	64,480
Preferred warrants, 1,042 outstanding at June 28, 2003 and June 29, 2002	7,600	7,600
Common stock, $0.004 par value, 150,000 shares authorized 5,388 and 3,663 shares issued and outstanding at June 28, 2003 and June 29, 2002, respectively	22	15
Stock subscription receivable	(38)	(26)
Additional paid-in-capital	65,882	57,152
Accumulated deficit	(115,375)	(99,766)
Foreign currency translation	(63)	(140)

Total shareholders’ equity	22,450	29,315

Total liabilities and shareholders’ equity	$106,489	$113,889

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	June 28, 2003	June 29, 2002	June 30, 2001
Revenue	$307,138	$342,727	$471,682
Cost of services	241,136	264,766	377,498

Gross profit	66,002	77,961	94,184
Operating expenses:
Occupancy	13,019	13,071	15,570
Selling, general and administrative	61,970	62,969	100,855
Restructuring charge	—	—	7,060

Total operating expenses	74,989	76,040	123,485

Income (loss) from operations	(8,987)	1,921	(29,301)
Other income (expense):
Interest expense	(2,971)	(12,577)	(6,334)
Common stock warrant charge	—	(1,048)	—
Other	(301)	1,225	364

Net loss	$(12,259)	$(10,479)	$(35,271)

Net loss applicable to common shareholders	$(15,609)	$(20,357)	$(35,022)

Basic and diluted net loss per share	$(3.39)	$(5.82)	$(10.51)

Basic and diluted weighted average number of common shares outstanding	4,606	3,500	3,333

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2000	—	$—	—	$—	—	$—	—	$—	—	$—
Value of preferred stock conversion feature	—	—	—	—	—	—	—	—	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Adjustments to Series B redeemable preferred stock and Series B and C warrants	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Warrants exercised	—	—	—	—	—	—	—	—	—	—
Common Stock warrant	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Issuance of common stock as litigation settlement	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2001	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Bridge Notes	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Subscription notes	—	—	—	—	—	—	—	—	—	—
Value of Common Warrants issued in connection with sale of Series F Preferred	—	—	—	—	—	—	—	—	—	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Accretion of Series D Redeemable Preferred Stock to its redemption value	—	—	—	—	—	—	—	—	—	—
Adjustments to Series C and D warrants to fair value	—	—	—	—	—	—	—	—	—	—
Reclassification of Preferred instruments to Shareholders' Equity after redemption right waivers	2,807	24,304	2,000	13,600	1,895	11,327	1,073	11,603	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Options issued for services rendered	—	—	—	—	—	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—
Issuance of Series G Convertible Preferred Stock	—	—	—	—	—	—	—	—	5,865	4,399
Offering costs	—	—	—	—	—	—	—	(144)	—	(20)
Conversion of Series D to Common Stock	—	—	—	—	(65)	(519)	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(7)	(70)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at June 29, 2002	2,807	24,304	2,000	13,600	1,830	10,808	1,066	11,389	5,865	4,379
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	(2)
Issuance of Series H Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(313)	(2,500)	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(140)	(1,540)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at June 28, 2003	2,807	$24,304	2,000	$13,600	1,517	$8,308	926	$9,849	5,865	$4,377

SEE ACCOMPANYING NOTES.

Series H Preferred Stock		Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
Shares	Amount	Shares	Amount	Shares	Amount
—	$—	—	$—	3,280	$13	$—	$43,292	$(44,387)	$(41)	$(1,123)
—	—	—	—	—	—	—	2,670	—	—	2,670

—	—	—	—	—	—	—	—	(665)	—	(665)

—	—	—	—	—	—	—	—	914	—	914
—	—	—	—	7	—	—	162	—	—	162
—	—	—	—	22	—	—	337	—	—	337
—	—	—	—	—	—	—	455	—	—	455

—	—	—	—	—	—	—	402	—	—	402

—	—	—	—	120	1	—	549	—	—	550
—	—	—	—	—	—	—	—	(35,271)	—	(35,271)
—	—	—	—	—	—	—	—	—	(23)	(23)

—	—	—	—	—	—	—	—	—	—	(35,294)

—	—	—	—	3,429	14	—	47,867	(79,409)	(64)	(31,592)
—	—	—	—	—	—	—	4,120	—	—	4,120
—	—	—	—	—	—	—	2,700	(2,700)	—	—

—	—	—	—	—	—	—	258	(258)	—	—

—	—	—	—	—	—	—	—	(348)	—	(348)

—	—	—	—	—	—	—	—	(182)	—	(182)

—	—	—	—	—	—	—	—	(6,390)	—	(6,390)

—	—	1,042	7,600	—	—	(90)	—	—	—	68,344

—	—	—	—	—	—	72	—	—	—	72

—	—	—	—	—	—	—	1,383	—	—	1,383
—	—	—	—	—	—	—	28	—	—	28
—	—	—	—	54	—	—	200	—	—	200
—	—	—	—	2	—	—	8	—	—	8

—	—	—	—	—	—	(8)	—	—	—	4,391
—	—	—	—	—	—	—	—	—	—	(164)
—	—	—	—	153	1	—	518	—	—	—
—	—	—	—	25	—	—	70	—	—	—
—	—	—	—	—	—	—	—	(10,479)	—	(10,479)
—	—	—	—	—	—	—	—	—	(76)	(76)

—	—	—	—	—	—	—	—	—	—	(10,555)

—	—	1,042	7,600	3,663	15	(26)	57,152	(99,766)	(140)	29,315

—	—	—	—	—	—	18	—	—	—	18
—	—	—	—	—	—	—	239	—	—	239

—	—	—	—	—	—	—	78	—	—	78
—	—	—	—	200	1	—	399	—	—	400
—	(386)	—	—	—	—	—	—	—	—	(388)

500	5,000	—	—	—	—	(30)	—	—	—	4,970

—	(1,505)	—	—	—	—	—	1,505	—	—	—

—	875	—	—	—	—	—	—	(875)	—	—

—	—	—	—	—	—	—	2,475	(2,475)	—	—
—	—	—	—	820	4	—	2,496	—	—	—
—	—	—	—	705	2	—	1,538	—	—	—
—	—	—	—	—	—	—	—	(12,259)	—	(12,259)
—	—	—	—	—	—	—	—	—	77	77

—	—	—	—	—	—	—	—	—	—	(12,182)

500	$3,984	1,042	$7,600	5,388	$22	$(38)	$65,882	$(115,375)	$(63)	$22,450

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	June 28, 2003	June 29, 2002	June 30, 2001
OPERATING ACTIVITIES
Net loss	$(12,259)	$(10,479)	$(35,271)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,608	3,730	4,751
Amortization	988	921	6,383
Equity instruments issued in lieu of payment for services received	78	1,189	402
Stock option expense	239	28	—
Non-cash interest expense	342	9,057	342
Other	26	69	377
Gain on sale of assets	—	(1,064)	—
Gain on retirement of equipment	(11)	(80)	(70)
Non-cash portion of merger and restructuring charge	—	—	1,812
Change in operating assets and liabilities:
Accounts receivable	714	7,253	9,946
Other current assets	5,070	(27)	(3,205)
Other assets	(146)	(298)	(19)
Accounts payable	258	(3,872)	1,808
Accrued liabilities	(6,706)	(16,273)	(20,165)

Cash used in operating activities	(7,799)	(9,846)	(32,909)
INVESTING ACTIVITIES
Proceeds from sale of assets	11	1,198	1,458
Purchases of property and equipment	(2,474)	(4,895)	(2,636)
Notes receivable	—	—	1,172
Other	221	(102)	(23)

Cash used in investing activities	(2,242)	(3,799)	(29)
FINANCING ACTIVITIES
Borrowings under revolving credit agreement, net	4,473	1,725	10,860
Payments on acquisition notes	—	(2,000)	(2,934)
Proceeds from issuance of preferred stock, net	4,615	15,236	13,535
Proceeds from notes payable and long-term debt	—	—	10,000
Proceeds from issuance of common stock, net	400	209	499
Debt financing costs	(562)	(1,753)	(83)

Cash provided by financing activities	8,926	13,417	31,877

Net decrease in cash and cash equivalents	(1,115)	(228)	(1,061)

Cash and cash equivalents, beginning of year	2,704	2,932	3,993

Cash and cash equivalents, end of year	$1,589	$2,704	$2,932

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$2,478	$6,519	$4,565
Noncash Investing and Financing Activities:
Conversion of Series D Preferred to common stock	$2,500	$519	$—
Value of Common Warrants issued in connection with sale of Series H Preferred	3,980	—	—
Conversion of Series F Preferred to common stock	1,540	70	—
Conversion of Bridge Notes to Series D Preferred	—	5,000	—
Conversion of Subscription Notes to Series D preferred	—	5,000	—
Common stock issued as litigation settlement	—	—	550

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

Reincorporation—On December 18, 2001, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into Velocity Express Corporation. The merger was effective as of January 4, 2002 at which time United Shipping & Technology, Inc. ceased to exist as a separate corporate entity, and all of its assets and liabilities became the assets and liabilities of Velocity Express Corporation. The name of the Company was changed to Velocity Express Corporation.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends the Saturday closest to June 30th. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2003, 2002 and 2001 each consisted of 52 weeks.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

Goodwill

Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible assets of the business acquired and, prior to July 1, 2001, was being amortized on the straight-line basis. Since the adoption of SFAS No. 142, Goodwill and Other Intangible Assets effective July 1, 2001, the Company no longer amortizes goodwill over its useful life, but rather, reviews goodwill for impairment annually, as of the beginning of its fourth quarter, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, as determined pursuant to the statement, an impairment loss would be recognized in an amount equal to that excess. The Company has one reporting unit for purposes of SFAS No. 142. The Company performed the annual impairment test, and no impairment was noted.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

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

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders’ equity. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income is disclosed in the consolidated statement of shareholders’ equity.

Stock Plans and Awards

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Pro forma net earnings and earnings per share are presented in Note 8 as if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and to require expanded and more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 123 but rather, follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	2003	2002	2001
	(In thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(15,609)	$(20,357)	$(35,022)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	127	—	—
Deduct: Stock-based compensation expense determined under fair value method for all awards	(1,696)	(409)	(8,226)

Pro forma	$(17,178)	$(20,766)	$(43,248)

Basic and diluted loss per common share:
As reported	$(3.39)	$(5.82)	$(10.51)

Pro forma	$(3.73)	$(5.93)	$(12.98)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock volatility	118%	115%	121%
Risk-free interest rate	2.8%	2.5%	4.0%
Expected life of options	3	3	5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Under the forgoing assumptions, the weighted-average fair value of each option granted during fiscal year 2003, 2002 and 2001 was $1.32, $3.95, and $7.95, respectively.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. The adoption of this statement in fiscal 2003 has not had a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. The adoption of this statement in fiscal 2003 has not had a material impact on the Company’s consolidated financial position or results of operations.

The Company adopted FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in fiscal 2003. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities. FIN No. 46 is applicable to financial statements issued by the Company beginning in fiscal 2004. However, disclosures are required if the Company expects to consolidate any variable interest entities. The Company does not expect its consolidated financial results to be impacted by this standard.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

4.    RESTRUCTURING

In connection with the acquisition of Velocity, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. As of June 28, 2003, approximately $3.9 million in costs (primarily related to severance payments and lease terminations) has been charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the year.

In fiscal 2001, the Company took a restructuring charge of $7.1 million consisting of $2.2 million related to severance costs associated with a workforce reduction of 234 full-time employees, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs, and $1.6 million for the write-off of equipment. As of June 28, 2003, $7.1 million in costs have been charged against the reserve.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
Land	$194	$194
Buildings and leasehold improvements	1,395	1,144
Furniture, equipment and vehicles	15,765	22,248

	17,354	23,586
Less accumulated depreciation	(7,544)	(12,616)

Total	$9,810	$10,970

6.    GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible assets acquired in business combinations. Management periodically reviews goodwill for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of goodwill may not be recoverable. An impairment loss would be recorded in the period such determination is made. Accumulated amortization at June 28, 2003 and June 29, 2002 was $9.4 million. Effective with fiscal 2002, the Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets and therefore no longer amortizes goodwill. Since the Company’s adoption of SFAS No. 142, there have been no changes to recorded goodwill.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the goodwill amortization is as follows:

	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(15,609)	$(20,357)	$(35,022)
Add back goodwill amortization	—	—	6,099

Adjusted net loss applicable to common shareholders	$(15,609)	$(20,357)	$(28,923)

Basic and diluted net loss per share:
Net loss applicable to common shareholders, as reported	$(3.39)	$(5.82)	$(10.51)
Effect of goodwill amortization	—	—	1.83

Adjusted net loss applicable to common shareholders	$(3.39)	$(5.82)	$(8.68)

7.    LONG-TERM DEBT

Long-term debt consists of the following:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
Revolving note	$38,961	$34,488
Senior subordinated note	4,602	4,260
Other	182	38

	43,745	38,786
Less current maturities	(39,143)	(30)

Total	$4,602	$38,756

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The future maturities of long-term debt consist of the following (amounts in thousands):

Fiscal year:
2004	$39,143
2005	4,602

$43,745

On January 25, 2002, the Company entered into a new revolving credit facility with Fleet Capital Corporation, which replaced the credit facility with GE Capital. Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at June 28, 2003), or, at the Company’s election, at LIBOR plus 3%. Further, the Company has the ability to lower these margins by 0.5% over the remainder of the agreement provided it meets certain conditions as defined in the agreement. As of June 28, 2003, the Company has 81% of the facility under LIBOR contracts at interest rates ranging from 4.25% to 4.375%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures January 2004.

The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. As of June 28, 2003, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the credit facility.

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

The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.4 million at June 28, 2003, and is being amortized over the remaining term of the note. The warrant has an exercise price of $6.71 per share and entitles the holder to acquire, in whole or in part, 674,540 shares of the Company’s common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement. As of June 28, 2003, the Company was not in compliance with the interest coverage ratio covenant in the senior subordinated note.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

8.    SHAREHOLDERS’ EQUITY

At June 28, 2003, the following shares of the Company’s $0.004 par value stock were authorized, issued and outstanding:

	Authorized Shares	Issued and Outstanding at June 28, 2003
Series H Convertible Preferred Stock	500,000	500,000
Series G Convertible Preferred Stock	9,000,000	5,865,331
Series F Convertible Preferred Stock	1,200,000	926,442
Series D Convertible Preferred Stock	3,000,000	1,517,444
Series C Convertible Preferred Stock	5,000,000	2,000,000
Series B Convertible Preferred Stock	10,000,000	2,806,797
Preferred stock—undesignated	21,300,000	—
Common Stock	150,000,000	5,388,184

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

Series H Convertible Preferred Stock

The Company while in the process of raising subordinated debt, authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock (“Series H Preferred”). The initial conversion price of the Series H Preferred was $1.00 per common share, and is convertible into the Company’s common stock upon the later of shareholder approval or April 30, 2003. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution.

The Company sold 500,000 shares of Series H Preferred to investors for net proceeds of approximately $4.6 million. In connection with the sales of Series H Preferred, the Company issued five-year warrants to purchase 2.5 million shares of common stock at an exercise price of $0.01 per share. The proceeds from the Series H Preferred were allocated based upon their relative fair values between the warrants and the Series H Preferred resulting in an allocation of $1.5 million from Series H Preferred to additional paid in capital. The Series H Preferred was deemed to have contained a beneficial conversion amounting to $0.9 million which was recognized as a deemed dividend to preferred shareholders.

The Series H Preferred contained a call provision that provided the Company with the right to repurchase any or all of the shares of Series H Preferred at a purchase price of $1.00 per share of common stock until the expiration of the call provision on April 30, 2003. If the Company did not call the Series H Preferred prior to the call date, the Company would be required to issue a warrant to purchase additional shares of common stock. The Company did not exercise its call right with respect to the Series H Preferred prior to its expiration on April 30, 2003, and on May 1, 2003 issued 3.8 million warrants with a five-year term and an exercise price of $0.01 per share to the holders of the Series H Preferred. The fair value of these warrants determined on the date of grant amounted to approximately $2.5 million and has been accounted for on the date of their issuance as a deemed dividend to the preferred shareholders which increased the accumulated deficit and additional paid in capital.

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

Series F Convertible Preferred Stock

During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.3 million. The initial conversion price of the Series F Preferred was $2.75, and, at the time of issuance, each share of Series F Preferred was convertible into four shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series F is convertible are subject to adjustment in order to prevent dilution. The Company also issued warrants to purchase 360,128 shares of common stock with an exercise price of $3.60 per share in connection with these sales. The warrants expire between July and November of 2006. The fair value of the warrants as determined by an outside independent appraiser was determined to be approximately $0.3 million and was charged to accumulated deficit. At June 28, 2003, 926,442 shares of Series F Preferred are outstanding.

Series D Convertible Preferred Stock

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

The Company also entered into note purchase agreements in connection with the issuance of promissory notes convertible into shares of Series D Preferred (the “Subscription Notes”). During March and April 2001, the Company sold Subscription Notes convertible into 624,906 shares of Series D Preferred to accredited investors for an aggregate $5.0 million. Each Subscription Note was convertible into shares of Series D Preferred at an effective purchase price of $8.00 per share of Series D Preferred pursuant to the Subscription Notes.

During fiscal 2002 at a special shareholders’ meeting, the Company’s shareholders approved the conversion of the Bridge Notes and the Subscription Notes that the Company entered into in fiscal 2001 into shares of Series D Preferred, resulting in the issuance of 1,642,444 shares of Series D Preferred. As a result of the conversion, the Company recorded a $4.7 million non-cash interest charge. The initial conversion price of the Series D Preferred was $4.00, and, at the time of issuance, each share of Series D Preferred was convertible into two shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series D is convertible are subject to adjustment in order to prevent dilution.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In connection with the Bridge Loan Agreement, the Company issued warrants to purchase an aggregate 216,533 shares of Series D Preferred at a purchase price of $0.01 per share (the “Bridge Warrants”). The warrants expire January 3, 2006. The fair value of the Bridge Warrants as determined by an outside independent appraiser was approximately $0.9 million and was allocated from the value received from the Series D Bridge Notes.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Preferred Warrants

In connection with the redemption rights waivers that the Company obtained from the preferred shareholders in December 2001, the Series C and Series D warrants were adjusted to their market values at December 14, 2001. The adjustments amounted to $3.6 million and $2.0 million, respectively, for the Series C and Series D warrants, representing the change in fair value of the warrants as determined by an outside independent appraiser from September 29, 2001 to December 14, 2001, and were recorded as charges to accumulated deficit. The charges resulted in carrying amounts of $4.1 million and $3.5 million, respectively.

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

Common stock

During fiscal 2003, the Company issued 705,436 shares of common stock as a result of shareholder conversions of Series F Preferred and 820,145 shares of common stock as a result of shareholder conversions of Series D Preferred.

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

Stock Options and Warrants

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 2,473,469 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a three-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. No restricted stock or performance shares are outstanding as of June 28, 2003, June 29, 2002 or June 30, 2001.

The Company has 857,828 shares available for grants under the option plans at June 28, 2003.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s stock option plans as of June 28, 2003 and activity during the three fiscal years then ended is presented below:

	Options Outstanding Under the Plan		Weighted- Average Exercise Price
	ISO	Non-ISO
Balance at July 1, 2000	440,302	432,585	$39.12
Granted	127,505	39,000	10.69
Exercised	(7,193)	—	22.01
Forfeited	(199,627)	—	42.68

Balance at June 30, 2001	360,987	471,585	32.72
Granted	497,849	220,032	6.72
Exercised	(28,637)	(25,001)	3.73
Forfeited	(217,605)	(111,000)	47.58

Balance at June 29, 2002	612,594	555,616	13.90
Granted	480,750	—	1.89
Forfeited	(184,050)	(43,000)	7.35

Balance at June 28, 2003	909,294	512,616	$10.88

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$1.88 – 4.60	505,052	8.27	$1.95	111,802	$2.16
5.15 – 9.85	654,921	7.78	6.61	479,440	6.73
10.00 – 17.50	53,832	6.15	11.83	34,815	12.32
22.50 – 34.38	65,151	6.34	26.82	65,151	26.82
54.38	142,954	6.93	54.38	142,954	54.38

	1,421,910	7.74	10.88	834,162	$16.08

During fiscal 2003, the Company issued 480,750 incentive stock options to employees in consideration for the employees entering into non-compete agreements. The fair value of these stock options amounted to approximately $382,000 and will be recognized as expense in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2003 related to these stock options was $127,000.

During fiscal 2002, the Company issued 150,000 non-statutory stock options to two of the its board members at 85% of the fair market value of the Company’s common stock on the date of grant. The expense associated with the options amounted to approximately $338,000 and is being recognized in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2003 and 2002 related to these stock options was $112,000 and $28,000, respectively.

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

A summary of the common stock warrants outstanding at June 28, 2003 is as follows:

Common Stock Warrants Outstanding
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
$0.01 – 0.05	6,275,157	4.67	$ 0.01
1.87 – 3.60	688,206	2.90	2.90
4.25 – 10.00	912,654	5.25	7.14
10.75 – 21.25	39,484	1.21	17.03
31.88 – 64.63	19,488	2.71	51.01

	7,934,989	4.56	$ 1.29

In fiscal 2003, the Company issued 30,000 common stock warrants at an exercise price of $3.08 per share and 10,000 common stock warrants at an exercise price of $8.25 per share to consultants in exchange for services rendered. The term of the warrants is five years. The fair value of the warrants was approximately $78,000 and is included in compensation expense in the statement of operations.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for fiscal 2003, 2002 and 2001:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(12,259)	$(10,479)	$(35,271)
Beneficial conversion feature	—	(2,700)	—
Adjustment of Common Warrants issued in connection with sale of Series F Preferred to market value	—	(258)	—
Accretion of Series B Redeemable Preferred Stock to its redemption value	—	(348)	(665)
Accretion of Series D Redeemable Preferred Stock to its redemption value	—	(182)	—
Value of Common Warrants issued in connection with sale of Series H Preferred	(2,475)	—	—
Beneficial conversion feature for Series H Preferred	(875)	—	—
Adjustment of Preferred Series B Warrants to market value	—	—	(2,296)
Adjustment of Preferred Series C Warrants to market value	—	(3,770)	3,210
Adjustment of Preferred Series D Warrants to market value	—	(2,620)	—

Net loss applicable to common shareholders	$(15,609)	$(20,357)	$(35,022)

Denominator for basic and diluted loss per share
Weighted average shares	4,606	3,500	3,333

Basic and Diluted Loss Per Share	$(3.39)	$(5.82)	$(10.51)

The following table presents securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Year Ended
	June 28, 2003	June 29, 2002	June 30, 2001
	(Amounts in thousands)
Stock options	19	224	145
Common warrants	1,950	487	229
Preferred warrants:
Series C Convertible Preferred	907	735	191
Series D Convertible Preferred	565	461	212
Convertible preferred stock:
Series B Convertible Preferred	4,580	3,721	803
Series C Convertible Preferred	2,214	1,785	444
Series D Convertible Preferred	4,729	4,224	3,720
Series F Convertible Preferred	6,462	4,235	—
Series G Convertible Preferred	1,428	187	—
Series H Convertible Preferred	2,644	—	—

	25,498	16,059	5,744

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

9.    INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows:

	June 28, 2003	June 29, 2002
	(Amounts in thousands)
Deferred tax assets:
Net operating loss carry forwards	$38,572	$33,984
Reserves, allowances and accruals	6,286	7,285

	44,858	41,269
Deferred tax liabilities:	(5)	(1,323)

	44,853	39,946
Valuation allowance	(44,853)	(39,946)

	$—	$—

At June 28, 2003, the Company had net operating loss carry forwards for income tax purposes of approximately $101.5 million, which expire 2005 through 2023. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $4.9 million, $5.3 million and $17.8 million in fiscal years 2003, 2002 and 2001, respectively, and resulted principally from net operating loss carry forwards.

10.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, and buildings under non-cancelable leases. Future minimum lease commitments under non-cancelable leases as of June 28, 2003 were as follows (amounts in thousands):

Fiscal year:
2004	$10,124
2005	7,023
2006	4,224
2007	3,160
2008	1,065
Thereafter	157

$25,753

Rent expense was $15.5 million, $16.5 million and $23.1 million during the years ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively.

Automobile and Workers’ Compensation Liabilities

The Company is partially self-insured for automobile, workers’ compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. The Company pre-funds this estimated liability on a monthly basis based upon actuarial loss projections. As of June 28, 2003 and June 29, 2002, the Company has deposits recorded of $7.4 million and $11.9 million, respectively.

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

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of their business. The Company determined the size of its legal reserve with respect to these matters in accordance with generally accepted accounting principles based on management’s estimate of the probable liability. In the opinion of management, none of these legal proceedings or claims is expected to have a material effect upon the Company’s financial position or results of operations. However, the impact on cash flows might be material in the periods such claims are settled and paid.

11.    EMPLOYEE BENEFIT PLANS

The Company has defined contribution retirement plans (the “Plans”) in accordance with Section 401(k) of the Internal Revenue Code. All full-time employees of the Company and its subsidiaries are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contributions for fiscal years 2003 or 2002, and contributed $1.2 million for fiscal year 2001.

12.    RELATED PARTY TRANSACTIONS

The Company has entered into service agreements with MCG Global, LLC and its related entities (“MCG”). Vincent A. Wasik, currently a shareholder and Chairman of the Board, President and Chief Executive Officer of the Company, is an owner and principal of MCG, although he was neither a shareholder nor Chairman of the Board, President or Chief Executive Officer at the time the initial service agreement was entered into. Under the agreements, MCG has provided services in connection with the Company’s business that include the following matters: (1) management and consulting assistance with operations, debt structure, vendors and contractual obligations; (2) negotiation and settlement of the Company’s rights and obligations under the September 24, 1999 Merger Agreement under which the Company acquired Velocity; (3) assistance with all aspects of the Company’s replacement of its Senior Revolving Credit Facility held by GE Capital Corporation and mezzanine debt facility held by Bayview Capital Partners LP; and (4) services in connection with the Company’s centralization of data platforms, cash and lock-box management, consolidation of back office functions, technology initiatives and strategic planning.

In fiscal 2003, the Company issued $0.2 million of Series H Preferred as compensation for these services.

In fiscal 2002, the Company granted a total of 245,000 warrants to purchase common stock. 200,000 of the warrants are five-year common stock warrants with an exercise price of $2.00 per share. The fair value of the warrants was determined on the date of grant using the Black-Scholes option pricing model, assuming expected

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

volatility of 121%, a risk-free interest rate of 4%, and expected life of five years. The remaining 45,000 warrants are five-year warrants, having an exercise price of $8.10 per share, and were priced at fair market value on the date of grant based on the closing price of the Company’s common stock as quoted on the Nasdaq system. Cash and warrant-based compensation for these services amounted to $1.8 million in fiscal 2002.

13.    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $9.0 million and negative cash flow from operations of approximately $7.8 million for the year ended June 28, 2003. The Company’s ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2004.

In conjunction with its revolving credit facility with Fleet Capital Corporation (“Fleet”) and its senior subordinated debt facility, the Company is subject to certain financial covenants with which it was not in compliance as of June 28, 2003. The Company is in discussions with Fleet and the senior subordinated lender to obtain waivers for the violations. Additionally, the Company is raising up to $18.5 million in equity to support the extension of the Fleet and the senior subordinated debt facilities through fiscal 2005. There is no assurance that waivers can be obtained or that the existing facilities can be extended.

The Company’s operating plans include maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office selling general and administrative platform. The Company is dependent upon achieving certain revenue and expense targets in its financial plan for fiscal 2004. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities; however, there can be no assurance that such funding can be obtained.

14.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2003 and 2002 is as follows (in thousands, except per share data):

	Three Months Ended
	September 28, 2002	December 28, 2002	March 29, 2003	June 28, 2003
Revenue	$77,918	$75,041	$76,335	$77,844
Gross profit	17,910	16,853	16,305	14,934
Income (loss) from operations	984	16	(1,201)	(8,786	)(1)
Net income (loss) applicable to common shareholders	158	(1,049)	(2,464)	(12,254)
Basic net income (loss) per share	$0.04	$(0.24)	$(0.53)	$(2.28)

Diluted net income (loss) per share	$0.01	$(0.24)	$(0.53)	$(2.28)

(1)	Includes charges in the fourth quarter associated with the valuation of certain accounts receivable of $4.0 million and various claims amounting to $1.9 million.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

	Three Months Ended
	September 29, 2001	December 29, 2001	March 30, 2002	June 29, 2002
Revenue	$95,788	$84,415	$81,539	$80,985
Gross profit	19,805	19,287	19,243	19,626
(Loss) income from operations	(681)	300	612	1,690
Net (loss) income applicable to common shareholders	(11,414)	(9,672)	(180)	909
Basic net (loss) income per share	$(3.33)	$(2.81)	$(0.05)	$0.25

Diluted net (loss) income per share	$(3.33)	$(2.81)	$(0.05)	$0.04

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position
Vincent A. Wasik	58	Chairman of the Board, President and Chief Executive Officer
James Brown	39	Director
Douglas Hsieh	33	Director
Alex Paluch	47	Director
Jack F. Kemp	68	Director
Richard A. Kassar	56	Director
Leslie E. Grodd	57	Director
Mark E. Ties	38	Chief Financial Officer and Treasurer
Wesley C. Fredenburg	52	General Counsel and Secretary
Victor A. Serri	48	Senior Vice President—Driver Operations of Velocity Express
Drew Kronick	40	Senior Vice President, National Accounts & Logistics Services

Vincent A. Wasik.    Mr. Wasik was appointed as the Company’s Chairman of the Board in August 2001 and was further appointed the Company’s President and Chief Executive Officer on July 28, 2003. In 1995, Mr. Wasik co-founded MCG Global, a private equity firm sponsoring leveraged buyout acquisitions and growth capital investments and has served as Principal of MCG Global since that time. From 1988 to 1991, Mr. Wasik served as Chairman and CEO of National Car Rental System, Inc. From 1980 to 1983, he served as President and CEO of Holland America Line. Mr. Wasik currently serves as an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut.

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

Jack F. Kemp.    Mr. Kemp has served as a director since November 2001. Mr. Kemp has been Co-Director of Empower America from 1993 to the present. Mr. Kemp served as a member of Congress for 18 years and as Secretary of Housing and Urban Development from February 1989 until January 1993. In 1996, Mr. Kemp was the Republican candidate for Vice President of the United States. Mr. Kemp also serves as a director of Oracle Corporation, Hawk Corporation, and IDT Corporation.

Richard A. Kassar.    Mr. Richard Kassar was appointed to the Board in August 2002. Mr. Kassar has been employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company since February 2002. From May 2001 to January 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From December 1999 to May 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to December 1999, he was employed by Chock Full O’Nuts in various positions, and most recently served as Senior Vice President and Chief Operating Officer.

Leslie E. Grodd.    Mr. Leslie Grodd was appointed to the Board in January 2003. A Certified Public Accountant, Mr. Grodd has been a Principal in the law firm of Blazzard, Grodd & Hasenauer, P.C., Westport, Connecticut since 1974. Prior to forming the law firm, Mr. Grodd was associated with the firm of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Grodd is the former chair of both the Federal Tax Committee of the Connecticut Society of Certified Public Accountants and the Executive Committee of the Tax Section of the Connecticut Bar Association. Mr. Grodd holds a Master of Business Administration Degree from New York University, a Bachelor of Arts Degree from the University of Vermont and a Juris Doctor Degree from the St. John’s University School of Law.

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

Wesley C. Fredenburg.    Mr. Fredenburg was appointed General Counsel and Secretary in December 2000. Prior to joining the Company from February of 1997 until August 2000, Mr. Fredenburg served as General Counsel for the Automotive Rental Group of AutoNation, Inc. From December 1995 until February 1997, Mr. Fredenburg served as the General Counsel of National Car Rental Systems, Inc. Prior to that, he was a partner in the law firm of Crowe and Dunlevy.

Victor A. Serri.    Mr. Serri currently serves as the Company’s Senior Vice President of Driver Operations. Mr. Serri joined Velocity Express in November 1998 as its Senior Vice President of Operations. Prior to that, from 1997 to 1998, Mr. Serri served as Senior Vice President with Cemex, a multinational construction materials company. Prior to that from 1995 to 1997, Mr. Serri was General Manger with Tarmac, a multinational construction materials company.

Andrew B. Kronick.    Mr. Kronick joined Velocity Express in December 2001 as its Senior Vice President of National Accounts and Logistics Services. Most recently, from December 1999 to October 2001, Mr. Kronick served as President of Veredex Logistics and was co-founder of deliverEnow.com, both technology and same-day logistics solutions companies. Prior to that, from November 1995 to December 1999, he served as Corporate Vice President of Sales and Marketing of Consolidated Delivery & Logistics, a national provider of time-critical logistics solutions, a company of which he was a founding member.

There is no family relationship between directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and the holders of 10% or more of the Company’s stock to file with the Securities and Exchange

Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company’s review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal 2003, its directors, executive officers and holders of 10% or more of the Company’s stock filed all reports on a timely basis except as follows: Initial Statement of Beneficial Ownership was not timely filed for Mr. Grodd. Messrs. Brown and Hsieh each did not timely file one Form 4 related to the receipt of common warrants by TH Lee Putnam Ventures. TH Lee Putnam Ventures and affiliated entities (TH Lee Putnam Ventures, LP, TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC and Blue Star I, LLC) did not timely file one Form 4 with respect to the receipt of common warrants. Richard Neslund did not timely file four Form 4s with respect to one purchase of preferred stock and common warrants, two instances of changes in beneficial holdings as a result of antidilution adjustments to preferred stock, and one instance of the receipt of common warrants.

The Company believes the following holders of 10% or more of the Company’s stock have not filed Form 4s with respect to the following transactions: Bayview Capital Partners LP with respect to changes in beneficial holdings as a result of antidilution adjustments to the Bayview Warrant, and HomePoint Corporation with respect to changes in beneficial holdings as a result of antidilution adjustments to preferred stock.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, the aggregate compensation paid or accrued with respect to the Company’s Chief Executive Officer and up to the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of June 28, 2003 (the “Named Executive Officers”), based upon salary and bonus earned by such executive officers and individuals in fiscal 2003.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

Name and Principal Position	Annual Compensation					Long-Term Compensation Awards
	Year	Salary	Bonus		Other Annual Compensation (1)	Securities Underlying Options (2)

Jeffry J. Parell Chief Executive Officer	2003 2002 2001	$346,827 334,556 231,228	$	— — —	$4,925 6,828 2,518	— 140,000 60,000
Victor A. Serri Senior Vice President of Driver Operations of Velocity Express	2003 2002 2001	230,769 236,283 230,520		— — —	— — —	— 46,052 7,000
Wesley C. Fredenburg General Counsel and Secretary	2003 2002 2001	216,346 221,397 126,689		— — —	— 8,000 —	— 50,000 20,000
Mark E. Ties Chief Financial Officer and Treasurer	2003 2002 2001	215,865 196,902 170,056		— — —	— — —	— 88,000 20,000
Andrew B. Kronick Senior Vice President of National Accounts & Logistics	2003 2002 2001	195,923 103,846 —		— — —	3,245 3,821 —	— 10,000 —

(1)	For 2003, represents vehicle allowance for Messrs. Parell and Kronick. In 2002, includes $6,209 for vehicle allowance and $619 for premiums on a term life insurance policy for Mr. Parell, a retention payment for Mr. Fredenburg agreed to upon the Company hiring Mr. Fredenburg in December 2000 as set forth in his employment contract, and vehicle allowance for Mr. Kronick. In 2001, represents vehicle allowance for Mr. Parell.
(2)	Represents stock options granted in the years shown with exercise prices equal to or not less than fair market value on the date of grant. No SARs were granted in such years. In 2002, 5,000 options granted to Mr. Parell, 5,000 options granted to Mr. Serri, 5,000 options granted to Mr. Fredenburg, and 5,000 options granted to Mr. Ties were granted outside the Company’s 1995 or 2000 Stock Option Plans. For 2002, includes options granted with the cancellation of a similar number of options. Options reissued for Messrs. Serri and Ties were 12,052 and 8,000, respectively. In 2001, in connection with their offers of employment with the Company, 50,000 options granted to Mr. Parell and 20,000 options granted to Mr. Fredenburg were granted outside the Company’s 1995 or 2000 Stock Option Plans.

The following table sets forth certain information regarding options to purchase shares of the Company’s common stock that were held by the Named Executive Officers in fiscal 2003. No such options were exercised during fiscal 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Underlying Unexercised Options at June 28, 2003		Value of Unexercised In-the-Money Options at June 28, 2003
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffry J. Parell	148,333	51,667	$—	$—
Victor A. Serri	44,834	12,167	—	—
Wesley C. Fredenburg	50,833	19,167	—	—
Mark E. Ties	78,000	30,000	—	—
Andrew B. Kronick	3,333	6,667	—	—

COMPENSATION OF DIRECTORS

Cash Compensation.    The Company has not paid any cash compensation to a director in his or her capacity as a director and has no present plan to pay directors’ fees.

Stock Options and Restricted Stock.    In February 1996, the Company adopted its 1996 Director Stock Option Plan. Until February 2002, each outside director was granted an option to purchase 3,000 shares of Common Stock for each year of service as a director. The term of each option granted under the plan was five years and the exercise price per share for stock granted under the plan was 100% of the fair market value per share on the date on which the respective option was granted.

Effective February 2002 on an annual basis, each director was granted 4,000 options, and the Chairman of the Board was granted an additional 2,000 options. Audit and Executive Committee members were granted 2,000 options, Compensation Committee members were granted 1,000 options, and Executive IT Committee members were granted 1,500 options. The chairperson of each committee received an additional 1,000 options. The term of each option granted under the plan was five years and the exercise price per share for stock granted under the plan was 100% of the fair market value per share on the date on which the respective option was granted.

Effective September 2002, directors and committee members are granted, on an annual basis, shares of restricted stock as compensation for board and committee service. The shares will vest one year from the date of grant of the restricted stock. Directors are awarded 4,000 shares, and the Chairman of the Board is granted an additional 2,000 shares. Audit and Executive Committee members are granted 2,000 shares, Compensation Committee members are granted 1,000 shares, and Executive IT Committee members are granted 1,500 shares. The chairperson of each committee receives an additional 1,000 shares.

In November 2001 upon his appointment to the Board of Directors, Mr. Kemp was granted 75,000 options from the 2000 Plan. The options were granted at an exercise price of $6.00 per share and vest in equal installments over two years, with the first vesting occurring on the date of grant, and the remaining two vestings occurring on the one-year anniversary of the grant. The term of the options is ten years.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND

CHANGE IN CONTROL AGREEMENTS

The Company has employment contracts and severance agreements in effect with Jeffry J. Parell, its Chief Executive Officer, Victor A. Serri, its Senior Vice President of Driver Operations, Wesley C. Fredenburg, its General Counsel and Secretary and Mark E. Ties, its Chief Financial Officer and Treasurer.

The Company and Mr. Parell were parties to an employment agreement dated October 16, 2000, as amended on November 7, 2002, governing his employment with the Company. The agreement set forth Mr. Parell’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Parell’s employment was voluntary and could be terminated by the Company with two months prior written notice, and by Mr. Parell with four months written notice. If the Company terminates Mr. Parell’s employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Parell shall receive an amount equal to his base salary per month at the end of each of the eighteen months following the date of his termination. The Company could immediately terminate Mr. Parell’s employment for cause upon written notice without any further obligation to Mr. Parell. The term of the original employment agreement was for two years, and the term of the amended agreement was also for two years, at which time, the agreement would automatically renew for a six-month term, unless either Executive or Company provides the other with written notice of intention not to renew at least ninety days prior to the expiration of the initial term, and at least sixty days prior to the expiration of any extension term. Effective July 28, 2003, Mr. Parell resigned his position with the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2003, the Compensation Committee of the board consisted of James G. Brown, and Richard A. Kassar. For a portion of the year and until his resignation from the Board, Tim Becker was a member of the Compensation Committee. Neither Mr. Brown nor Mr. Kassar was at any time during fiscal 2003 or at any other time, an officer or employee of the Company or any of its subsidiaries. Until his resignation from the Company in January 2001, Mr. Becker was the Company’s Chief Financial Officer. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board or the compensation committee of the Company. Through his position as Managing Director of TH Lee Putnam Ventures, L.P., James G. Brown had relationships with the Company requiring disclosure under Item 404 of SEC Regulation S-K. See “Certain Relationships and Related Party Transactions.”

COMPENSATION COMMITTEE REPORT

The following is the report of the compensation committee of the board describing compensation policies and rationales applicable to the Company’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended June 28, 2003.

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

Bonus.    The Company’s executive officers are eligible for an annual cash bonus. Individual and corporate performance objectives are established at the beginning of each year, and eligible executives are assigned target bonus levels. In fiscal 2003, no executive officers received bonus payments.

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

Compensation of Chief Executive Officer.    The compensation committee approved the compensation of Jeffry Parell in 2003. The cash component of Mr. Parell’s compensation was increased during fiscal 2003 to $375,000. The compensation committee determined the Chief Executive Officer’s compensation after considering the same factors used to determine the compensation of other executive officers. Effective July 28, 2003, Mr. Parell resigned his position with the Company.

Summary.    It is the opinion of the compensation committee that the executive compensation policies and programs in effect for the Company’s executive officers provide an appropriate level of total remuneration that properly aligns the Company’s performance and interests of the Company’s shareholders with competitive executive compensation in a balanced and reasonable manner.

COMPENSATION COMMITTEE

James G. Brown

Richard A. Kassar

Stock Performance Graph

In accordance with Exchange Act regulations, the following performance graph compares the cumulative total shareholder return on the company’s common stock to the cumulative total return on the Nasdaq Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of Consolidated Delivery and Logistics, Inc. and Dynamex. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 in 1998 and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

June 2003

Year	Velocity Express Corporation	S&P SmallCap 600	Nasdaq	Peer Group
1998	$100.00	$100.00	$100.00	$100.00
1999	287.50	97.69	143.83	34.56
2000	800.00	111.74	212.68	20.96
2001	58.00	124.17	115.30	15.69
2002	61.00	124.51	78.11	16.85
2003	17.48	120.07	80.45	45.20

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 28, 2003, the Company had issued and outstanding 5,388,184 shares of Common Stock, 2,806,797 shares of Series B Preferred, 2,000,000 shares of Series C Preferred, 1,517,444 shares of Series D Preferred, 926,442 shares of Series F Preferred, 5,865,331 shares of Series G Preferred, and 500,000 shares of Series H Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of its outstanding voting securities as of June 28, 2003, by (i) each person who is known to the Company to own beneficially more than five percent of each class of the Company’s voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers, and (iv) all executive officers and directors as a group. Beneficial ownership listed in the tables below based on ownership of the Company’s convertible preferred shares reflects Common Stock equivalents. Each share of Common Stock is entitled to one vote. For purposes of voting as of June 28, 2003, each share of Series B Preferred was convertible into approximately 1.632 shares of Common Stock, each share of Series C Preferred was convertible into approximately 1.107 shares of Common Stock, each share of Series D Preferred was convertible into 2.962 shares of Common Stock, and each share of Series F Preferred was convertible into 5.858 shares of Common Stock. Holders of the Series B Preferred, the Series C Preferred, the Series D Preferred and the Series F Preferred are entitled to one vote for each share of Common Stock issuable upon conversion of such preferred stock.

As of June 28, 2003, the conversion of the outstanding Series G Preferred and the Series H Preferred are subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series G Preferred and Series H Preferred would not be deemed to be beneficial owners of the underlying Common Stock. On September 18, 2003, the Company’s shareholders approved the issuance of the Common Stock issuable upon conversion of the Series G Preferred and Series H Preferred.

Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, 7803 Glenroy Road, Suite 200, Bloomington, Minnesota 55439. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of June 28, 2003.

Reference made herein to TH Lee Putnam Ventures (“THLPV”) includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Blue Star I, LLC.

Common Stock

Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)

TH Lee Putnam Ventures (2)(6) 200 Madison Avenue, Suite 2225, New York, NY 10016	10,971,117	67.1%

James G. Brown (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	10,971,117	67.1%

Douglas Hsieh (4) 200 Madison Avenue, Suite 2225, New York, NY 10016	10,971,117	67.1%

Richard and Mabeth Neslund (5) 15210 Wayzata Boulevard, Wayzata, MN 55391	1,601,913	24.2%

HomePoint Corporation (6)(7) c/o TenX Venture Partners, LLC 100 W. Elm Street, Suite 300, Conshohocken, PA 19428	1,110,297	17.1%

Vincent A. Wasik (8)	794,796	13.5%

Alexander I. Paluch (9)	792,109	12.8%

Neuberger Berman, LLC (10) 666 Fifth Avenue, 34th Floor, New York, NY 10103	739,101	12.1%

East River Ventures II, LP (11) 645 Madison Avenue, Ste 2200, New York, NY 10022	732,919	12.0%

Bayview Capital Partners LP (12) 641 East Lake Street, Suite 230, Wayzata, MN 55391	699,697	11.5%

RS Investment Management Co. LLC 338 Market Street, Suite 200, San Francisco, CA 94111	667,000	12.4%

TenX Venture Partners, LLC (6)(13) 100 W. Elm Street, Suite 300, Conshohocken, PA 19428	491,952	8.4%

Robert McCullough (14) 455 Belvedere, Belvedere, CA 94920	386,964	6.8%

Perkins Capital Management, Inc. (15) 730 East Lake Street, Wayzata, MN 55391	307,429	5.4%

Woodville LLC (16) 34 Peninsula Road, Dellwood, MN 55110	281,890	5.0%

Andrew K. Boszhardt, Jr. (17) 666 Fifth Avenue, 34th Floor, New York, NY 10103	281,885	5.0%

Jeffry J. Parell (18)	163,924	3.0%

Andrew B. Kronick (19).	116,085	2.1%

Mark E. Ties (20).	91,183	1.7%

Wesley C. Fredenburg (21)	80,522	1.5%

Jack F. Kemp (22)	50,000	*

Victor A. Serri (23)	47,761	*

Richard A. Kassar	7,000	*

Leslie E. Grodd	6,000	*

All directors and officers as a group (12 persons) (24)	13,120,500	72.3%

*	Represents less than 1%
(1)	Percentage of beneficial ownership is based on 5,388,184 shares of Common Stock outstanding as of June 28, 2003. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.
(2)	Includes: (i) 2,521,478 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Ventures, L.P., 1,860,766 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 143,634 shares issuable upon conversion of Series B Preferred owned by THLi Co Investment Partners, LLC, and 54,555 shares issuable upon conversion of Series B Preferred owned by Blue Star I, LLC; (ii) 1,218,696 shares issuable upon conversion of Series C Preferred owned by TH Lee Putnam Ventures, L.P., 899,358 shares issuable upon conversion of Series C owned by TH Lee Putnam Parallel Ventures, L.P., 69,205 shares issuable upon conversion of Series C Preferred owned by THLi Co Investment Partners, LLC, and 26,585 shares issuable upon conversion of Series C Preferred owned by Blue Star I, LLC; (iii) 503,008 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Ventures, L.P., 371,203 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 28,563 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by THLi Co Investment Partners, LLC, and 10,973 shares issuable upon the exercise and conversion of warrants to purchase Series C owned by Blue Star I, LLC; (iv) 1,465,910 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Ventures, L.P., 1,081,791 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 83,080 shares issuable upon conversion of Series D Preferred owned by THLi Co Investment Partners, LLC, and 32,140 shares issuable upon conversion of Series D Preferred owned by Blue Star I, LLC; (v) 311,947 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Ventures, L.P., 230,206 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 17,681 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by THLi Co Investment Partners, LLC, and 6,838 shares issuable upon the exercise of warrants to purchase Series D Preferred owned by Blue Star I, LLC; (vi) 20,000 shares issuable upon the exercise of options to purchase Common Stock issued to TH Lee Putnam Fund Advisors, L.P.; and (vii) 13,500 shares of restricted stock issued to TH Lee Putnam Ventures, L.P. Does not include 85,528 shares issuable upon exercise of warrants to purchase Common Stock owned by TH Lee Putnam Ventures, L.P. and 73,573 shares issuable upon exercise of warrants to purchase Common Stock owned by TH Lee Putnam Parallel Ventures, L.P. (collectively the “Common Warrants”). The Common Warrants become exercisable only in the event and to the extent that 600,000 options granted under the Company’s 2000 Stock Option Plan are exercised, on a pro rata basis. TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC and Blue Star I, LLC are affiliates of TH Lee Putnam Ventures.
(3)	Consists of shares beneficially owned by THLPV, for which Mr. Brown disclaims beneficial ownership.
(4)	Consists of shares beneficially owned by THLPV, for which Mr. Hsieh disclaims beneficial ownership.
(5)	Consists of 377,113 shares owned directly, 79,855 shares issuable pursuant to warrants and 1,144,945 shares issuable upon conversion of Series F Preferred.
(6)	THLPV is the largest shareholder of HomePoint Corporation. TenX Venture Partners, LLC has an agreement to provide management services to HomePoint Corporation. A shareholder of THLPV is a member of HomePoint Corporation’s board of directors.
(7)	Consists of shares issuable upon conversion of Series D Preferred.
(8)	Consists of (i) 105,460 shares owned directly, 23,438 shares issuable upon exercise of warrants, 399,398 shares issuable upon conversion of Series F Preferred, 12,500 shares issuable upon exercise of options, and 9,000 shares of restricted stock owned directly by Mr. Wasik; and (ii) 200,000 shares and 45,000 shares issuable upon exercise of warrants owned by MCG USHP, LLC.
(9)	Consists of (i) 2,345 shares issuable upon exercise of warrants and 39,933 shares issuable upon conversion of Series F Preferred owned directly by Mr. Paluch; (ii) 40,625 shares issuable upon exercise of warrants and 692,294 shares issuable upon conversion of Series F Preferred owned by East River Ventures II, LP; and (iii) 938 shares issuable upon exercise of warrants and 15,974 shares issuable upon conversion of Series F Preferred owned by ERV Partners LLC.

(10)	Consists of (i) 39,063 shares issuable upon exercise of warrants and 665,663 shares issuable upon conversion of Series F Preferred owned by Oscar Private Equity Investments, L.P.; (ii) 18,750 shares issuable upon exercise of warrants owned by Oscar Investment Fund, LP; (iii) 6,250 shares issuable upon exercise of warrants owned by Oscar Opportunistic Fund, LLC; (iv) 3,125 shares issuable upon exercise of warrants owned by Oscar Opportunistic Offshore Fund, Ltd.; and (v) 6,250 shares issuable upon exercise of warrants owned by Oscar Fund (Cayman) Limited. Oscar Investment Fund, LP, Oscar Opportunistic Fund, LLC, Oscar Opportunistic Offshore Fund, Ltd. and Oscar Fund (Cayman) Limited are affiliates of Neuberger Berman, LLC.
(11)	Consists of 40,625 shares issuable upon exercise of warrants and 692,294 shares issuable upon conversion of Series F Preferred.
(12)	Consists of shares issuable upon exercise of the Bayview Warrants.
(13)	Consists of 121,761 shares issuable upon exercise of a warrant and 370,191 shares issuable upon conversion of Series D Preferred.
(14)	Consists of (i) 3,200 shares owned directly, 14,563 shares issuable upon exercise of warrants and 239,635 shares issuable upon conversion of Series F Preferred; (ii) 2,344 shares issuable upon exercise of warrants and 39,939 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. Family Foundation; (iii) 45,000 shares owned directly by the McCullough Living Trust; and (iv) 2,344 shares issuable upon exercise of warrants and 39,939 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. IRA.
(15)	Consists of (i) 20,000 shares owned directly, 20,875 shares issuable upon exercise of warrants, and 117,158 shares issuable upon conversion of Series F Preferred owned by Pyramid Partners, LP; (ii) 5,157 shares issuable upon exercise of warrants and 87,867 shares issuable upon conversion of Series F Preferred owned by Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan; (iii) 1,719 shares issuable upon exercise of warrants and 29,289 shares issuable upon conversion of Series F Preferred owned by Robert G. Allison; and (iv) 1,406 shares issuable upon exercise of warrants and 23,958 shares issuable upon conversion of Series F Preferred owned by David M. Westrum. Pyramid Partners, LP, Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan, Robert G. Allison, and David M. Westrum are entities affiliated with Perkins Capital Management, Inc.
(16)	Consists of 15,625 shares issuable upon exercise of warrants and 266,265 shares issuable upon conversion of Series F Preferred.
(17)	Consists of 15,626 shares issuable upon exercise of warrants and 266,259 shares issuable upon conversion of Series F Preferred.
(18)	Consists of 1,500 shares owned directly, 148,333 shares issuable upon exercise of options, 782 shares issuable upon exercise of warrants and 13,309 shares issuable upon conversion of Series F Preferred.
(19)	Consists of 3,333 shares issuable upon exercise of options, 6,250 issuable upon exercise of warrants and 106,502 shares issuable upon conversion of Series F Preferred.
(20)	Consists of 780 shares owned directly, 78,000 shares issuable upon exercise of options, 688 shares issuable upon exercise of warrants and 11,715 shares issuable upon conversion of Series F Preferred.
(21)	Consists of 21,800 shares owned directly, 50,833 shares issuable upon exercise of options, 438 shares issuable upon exercise of warrants and 7,451 shares issuable upon conversion of Series F Preferred.
(22)	Consists of shares issuable upon exercise of options.
(23)	Consists of 44,834 shares issuable upon exercise of options, 163 shares issuable upon exercise of warrants and 2,764 shares issuable upon conversion of Series F Preferred.
(24)	Consists of an aggregate of 129,540 shares of Common Stock, 22,000 shares of restricted stock, 421,937 shares issuable pursuant to presently exercisable options and warrants, 581,075 shares issuable upon conversion of Series F Preferred directly owned by directors and officers, 10,971,117 shares beneficially owned by THLPV (for which Messrs. Brown and Hsieh disclaim beneficial ownership) 732,919 shares beneficially owned by East River Ventures II LP (for which Mr. Paluch disclaims beneficial ownership), 16,912 shares owned by ERV Partners LLC (for which Mr. Paluch disclaims beneficial ownership) and 245,000 shares beneficially owned by MCG USHP LLC.

Series B Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)

TH Lee Putnam Ventures (2) 200 Madison Avenue, Suite 2225, New York, NY 10016	2,806,797	100.0%

James G. Brown (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	2,806,797	100.0%

Douglas Hsieh (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	2,806,797	100.0%

Vincent A. Wasik	—	0%

Alex Paluch	—	0%

Jeffry J. Parell	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

Leslie E. Grodd	—	0%

Victor A. Serri	—	0%

Wesley C. Fredenburg	—	0%

Mark E. Ties	—	0%

Andrew B. Kronick	—	0%

All directors and executive officers as a group (12 persons) (3)	2,806,797	100.0%

(1)	Percentage of beneficial ownership is based on 2,806,797 of Series B Preferred outstanding as of June 28, 2003, which were convertible into an aggregate of 4,580,433 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.
(2)	Includes 1,545,111 shares directly owned by TH Lee Putnam Ventures, L.P., 1,140,240 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 88,016 shares directly owned by THLi Co Investment Partners, LLC, and 33,430 shares directly owned by Blue Star I, LLC.
(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

Series C Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)

TH Lee Putnam Ventures (2) 200 Madison Avenue, Suite 2225, New York, NY 10016	2,825,484	100.0%

James G. Brown (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	2,825,484	100.0%

Douglas Hsieh (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	2,825,484	100.0%

Vincent A. Wasik	—	0%

Alex Paluch	—	0%

Jeffry J. Parell	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

Leslie E. Grodd	—	0%

Victor A. Serri	—	0%

Wesley C. Fredenburg	—	0%

Mark E. Ties	—	0%

Andrew B. Kronick	—	0%

All directors and executive officers as a group (12 persons) (3)	2,825,484	100.0%

(1)	Percentage of beneficial ownership is based on 2,000,000 of Series C Preferred outstanding as of June 28, 2003, which were convertible into an aggregate of 2,213,844 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.
(2)	Includes 1,100,978 shares owned directly and 454,420 shares issuable upon exercise of warrants owned by TH Lee Putnam Ventures, L.P., 812,485 shares owned directly and 335,347 shares issuable upon exercise of warrants owned by TH Lee Putnam Parallel Ventures, L.P., 62,520 shares owned directly and 25,804 shares issuable upon exercise of warrants owned by THLi Co Investment Partners, LLC and 24,017 shares owned directly and 9,913 shares issuable upon exercise of warrants owned by Blue Star I, LLC.
(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.

Series D Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)

TH Lee Putnam Ventures (2) 200 Madison Avenue, Suite 2225, New York, NY 10016	1,234,071	71.2%

James G. Brown (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	1,234,071	71.2%

Douglas Hsieh (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	1,234,071	71.2%

HomePoint Corporation (4) c/o TenX Venture Partners, LLC 100 W. Elm Street, Suite 300, Conshohocken, PA 19428	374,906	24.7%

TenX Venture Partners, LLC 100 W. Elm Street, Suite 300, Conshohocken, PA 19428	125,000	8.2%

Vincent A. Wasik	—	0%

Alex Paluch	—	0%

Jeffry J. Parell	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

Leslie E. Grodd	—	0%

Victor A. Serri	—	0%

Wesley C. Fredenburg	—	0%

Mark E. Ties	—	0%

Andrew B. Kronick	—	0%

All directors and executive officers as a group (12 persons) (5)	1,234,071	71.2%

(1)	Percentage of beneficial ownership is based on 1,517,444 shares of Series D Preferred outstanding as of June 28, 2003, which were convertible into an aggregate of 4,493,962 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.
(2)	Includes 560,144 shares owned directly and 119,199 shares issuable upon exercise of warrants owned by TH Lee Putnam Ventures, L.P., 413,367 shares owned directly and 87,965 shares issuable upon exercise of warrants owned by TH Lee Putnam Parallel Ventures, L.P., 31,746 shares owned directly and 6,756 shares issuable upon exercise of warrants owned by THLi Co Investment Partners, LLC and 12,281 shares owned directly and 2,613 shares issuable upon exercise of warrants owned by Blue Star I, LLC.
(3)	Consists of shares beneficially owned by the TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.
(4)	THLi Co Investment Partners, LLC is the largest shareholder of HomePoint Corporation. TenX Venture Partners, LLC has an agreement to provide management services to HomePoint Corporation. A shareholder of THLPV is a member of HomePoint Corporation’s board of directors.
(5)	Consists of shares beneficially owned by TH Lee Putnam Ventures, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.

Series F Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)

Richard Neslund 15210 Wayzata Boulevard, Wayzata, MN 55391	195,453	21.1%

Alex Paluch (2)	127,725	13.8%

East River Ventures II, LP 645 Madison Avenue, Ste 2200, New York, NY 10022	118,181	12.8%

Neuberger Berman, LLC (3) 2666 Fifth Avenue, 34th Floor, New York, NY 10103	113,635	12.3%

Vincent A. Wasik	68,181	7.4%

Robert McCullough (4) 455 Belvedere, Belvedere, CA 94920	54,544	5.8%

Andrew B. Kronick	18,181	2.0%

Jeffry J. Parell	2,272	*

Mark E. Ties	2,000	*

Wesley C. Fredenburg	1,272	*

Victor A. Serri	472	*

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

Leslie E. Grodd	—	0%

All directors and executive officers as a group (12 persons) (5)	220,103	23.8%

*	Represents less than 1%
(1)	Percentage of beneficial ownership is based on 926,442 shares of Series F Preferred outstanding as of June 28, 2003, which were convertible into an aggregate of 5,426,987 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.
(2)	Consists of 6,817 shares owned directly, 118,181 shares owned by East River Ventures II, LP, and 2,727 shares owned by ERV Partners, LLC. Mr. Paluch is a General Partner of East River Ventures II, LP and a Managing Member of ERV Partners, LLC. Mr. Paluch disclaims beneficial ownership of the shares held of record by each of East River Ventures II, LP and ERV Partners, LLC.
(3)	Consists of 113,635 shares owned by Oscar Private Equity Investments, LP. Oscar Private Equity Investments, LP, is an affiliate of Neuberger Berman, LLC.
(4)	Consists of 40,908 shares owned directly, 6,818 shares owned directly by the Robert F. McCullough Sr. Family Foundation, and 6,818 shares owned directly by the Robert F. McCullough Sr. IRA.
(5)	Consists of (i) 99,195 shares owned directly by officers and directors; (ii) 118,181 shares owned by East River Ventures II, LP; and (iii) 2,727 shares owned by ERV Partners LLC for which Mr. Paluch disclaims beneficial ownership.

Series G Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)

TH Lee Putnam Ventures (2) 200 Madison Avenue, Suite 2225, New York, NY 10016	3,333,333	56.8%

James G. Brown (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	3,333,333	56.8%

Douglas Hsieh (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	3,333,333	56.8%

John Kennedy 2100 First National Ctr., Oklahoma City, OK 73102	500,000	8.5%

Mike Samis 2100 First National Ctr., Oklahoma City, OK 73102	500,000	8.5%

Andrew K. Boszhardt, Jr. 2666 Fifth Avenue, 34th Floor, New York, NY 10103	300,000	5.1%

MCG Global LLC One Morningside Drive N., Ste 200, Westport, CT 06880	293,333	5.0%

Vincent A. Wasik (4)	293,333	5.0%

Mark E. Ties	40,000	*

Alex Paluch	—	0%

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

Leslie E. Grodd	—	0%

Jeffry J. Parell	—	0%

Victor A. Serri	—	0%

Wesley C. Fredenburg	—	0%

Andrew B. Kronick	—	0%

All directors and executive officers as a group (12 persons) (5)	3,666,666	62.5%

*	Represents less than 1%
(1)	Percentage of beneficial ownership is based on 5,865,331 shares of Series G Preferred outstanding as of June 28, 2003, which were convertible into an aggregate of 1,427,541 shares of Common Stock. Since the conversion of the Series G Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series G Preferred would not be deemed to be beneficial owners of the underlying Common Stock. More than one person may beneficially own the same shares.
(2)	Includes 1,832,167 shares directly owned by TH Lee Putnam Ventures, L.P., 1,355,183 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 103,488 shares directly owned by THLi Co Investment Partners, LLC, and 42,495 shares directly owned by Blue Star I, LLC.
(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.
(4)	Consists of 293,333 shares owned directly by MCG Global, LLC. Mr. Wasik is the founder and a principal of MCG Global, LLC.
(5)	Consists of (i) 40,000 shares owned directly by officers and directors; (ii) 3,333,333 shares owned by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; and (iii) 293,333 shares owned by MCG Global, LLC.

Series H Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)

TH Lee Putnam Ventures (2) 200 Madison Avenue, Suite 2225, New York, NY 10016	196,900	39.4%

James G. Brown (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	196,900	39.4%

Douglas Hsieh (3) 200 Madison Avenue, Suite 2225, New York, NY 10016	196,900	39.4%

Jess S. Morgan & Company, Inc. 5750 Wilshire Boulevard, Suite 590, Los Angeles, CA 90036	62,500	12.5%

Richard Neslund 15210 Wayzata Boulevard, Wayzata, MN 55391	50,000	10.0%

Vincent A. Wasik (4)	48,950	9.8%

Alex Paluch (5)	35,250	6.6%

East River Ventures II, LP 645 Madison Avenue, Ste 2200, New York, NY 10022	32,500	6.5%

Southern Cross Capital LLC 33 Riverside Avenue, Fifth Floor, Westport, CT 06880	25,000	5.0%

Woodville LLC 34 Peninsula Road, Dellwood, MN 55110	25,000	5.0%

Jeffry J. Parell	1,500	*

Mark E. Ties	900	*

Wesley C. Fredenburg	900	*

Jack F. Kemp	—	0%

Richard A. Kassar	—	0%

Leslie E. Grodd	—	0%

D. Brad Frederiksen	—	0%

Victor A. Serri	—	0%

All directors and executive officers as a group (12 persons) (6)	284,400	56.9%

*	Represents less than 1%
(1)	Percentage of beneficial ownership is based on 500,000 shares of Series H Preferred outstanding as of June 28, 2003, which were convertible into an aggregate of 5,000,000 shares of Common Stock. Since the conversion of the Series H Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series H Preferred would not be deemed to be beneficial owners of the underlying Common Stock. More than one person may beneficially own the same shares.
(2)	Includes 108,809 shares directly owned by TH Lee Putnam Ventures, L.P., 79,079 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 6,488 shares directly owned by THLi Co Investment Partners, LLC, and 2,524 shares directly owned by Blue Star I, LLC.

(3)	Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.
(4)	Consists of 29,850 shares owned directly and 19,100 shares owned by MCG Global, LLC.
(5)	Consists of 2,000 shares owned directly, 32,500 shares owned by East River Ventures II, LP, and 750 shares owned by ERV Partners, LLC.
(6)	Consists of (i) 35,150 shares owned directly by officers and directors; (ii) 196,900 shares owned by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; (iii) 19,100 shares owned by MCG Global, LLC; (iv) 32,500 shares owned by East River Ventures II, LP; and (v) 750 shares owned by ERV Partners, LLC.

Equity Compensation Plan Information

The Company maintains the 1995 Stock Option Plan (the “1995 Plan”), the 2000 Stock Option Plan (the “2000 Plan”) and the 1996 Director Stock Option Plan (the “1996 Director Plan”), pursuant to which it may grant equity awards to eligible persons. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan and the 1996 Director Plan.

The following table sets for information about the Company’s equity compensation plans as of June 28, 2003. For more information about the Company’s stock option plans, see Note 8 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,421,910	(1)	$10.88	857,828	(2)
Equity compensation plans not approved by security holders (3)	130,000		17.45	NA

Total	1,551,910		$11.43	857,828

(1)	192,793 to be issued under the 1995 Plan; 1,211,117 to be issued under the 2000 Plan; and 18,000 to be issued under the 1996 Director Plan.
(2)	50,613 remaining under the 1995 Plan; 708,215 remaining under the 2000 Plan; and 99,000 remaining under the 1996 Director Plan.
(3)	Includes (i) 95,000 non qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment with the Company and vest ratably over three years; (ii) 20,000 non-qualified stock options issued in October 2001 to certain executive officers and vest ratably over two years on each six-month anniversary of the date of grant; and (iii) 15,000 non qualified stock options issued to a consultant in exchange for services provided in 1999 which option vested on the date of grant. All non-plan options were issued with exercise prices equal to the fair market value of the Company’s stock on the dates of grant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Issuance of Series H Convertible Preferred Stock

Pursuant to Stock Purchase Agreements entered into during October and November 2002 and February 2003, the Company issued 500,000 shares of Series H Convertible Preferred Stock (“Series H Preferred”) for $10.00 per share for net proceeds of $4.6 million. Of the total proceeds, $4.8 million was received in cash, and $241,000 was in exchange for services performed for the Company. The initial conversion price of the Series H Preferred was $10.00, and, at the time of issuance, each share of Series H Preferred was convertible, upon shareholder approval, into ten shares of the Company’s common stock. Additionally, no holder of the Series H Preferred Stock is permitted to request registration of the common stock underlying the preferred until April 30, 2003. The Company sold the Series H Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of voting securities. TH Lee Putnam Ventures holds more than 5% of each of Common Stock, Series B Preferred, Series C Preferred and Series D Preferred. Two of its executive officers are also serving on the Company’s Board. Mr. Richard Neslund beneficially owns more than 5% of Common Stock and Series F Preferred. MCG Global LLC beneficially owns more than 5% of Common Stock and Vincent Wasik, the founder and principal of MCG Global LLC and the Chairman of the Board and President and CEO owns more than 5% of Common Stock and Series F Preferred. Mr. Alex Paluch is a member of the Board and also owns more than 5% of both Common Stock and Series F Preferred. East River Ventures II LP owns more than 5% of Common Stock and Series F Preferred and Woodville LLC owns more than 5% of Common Stock. Mr. Parell is the Company’s former Chief Executive Officer, Mr. Fredenburg is the Company’s General Counsel and Secretary and Mr. Ties is the Company’s Chief Financial Officer and Treasurer.

Name of Beneficial Owner	Number of Shares of Series H Preferred
TH Lee Putnam Ventures (1)	196,600
Richard Neslund	50,000
Vincent Wasik (2)	48,950
Alex Paluch (3)	35,950
East River Ventures II LP	32,500
Woodville LLC	25,000
MCG Global LLC	19,100
Jeffry J. Parell	1,500
Wesley C. Fredenburg	900
Mark E. Ties	900

(1)	Two of the Company’s directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.
(2)	Includes 19,100 shares owned directly by MCG Global, LLC. Mr. Wasik is the founder and a principal of MCG Global, LLC.
(3)	Includes 32,500 shares owned by East River Ventures II LP and 750 shares owed by ERV Partners, LLC for which Mr. Paluch disclaims beneficial ownership. Mr. Paluch is a managing partner in both entities.

Contracts and arrangements with MCG Global, LLC

The Company has entered into service agreements with MCG Global, LLC and its related entities (“MCG”). Vincent A. Wasik, currently a shareholder, Chairman of the Board, and President and Chief Executive Officer of the Company, is an owner and principal of MCG, although he was not a shareholder, Chairman of the Board, President or Chief Executive Officer at the time the initial service agreement was entered into. Under the agreements, MCG has provided services in connection with Company’s business that include the following matters, (1) management and consulting assistance with operations, debt structure, vendors and contractual obligations, (2) negotiation and settlement of the Company’s rights and obligations under the September 24,

1999 Merger Agreement under which the Company acquired Velocity; (3) assistance with all aspects of the Company’s replacement of its Senior Revolving Credit Facility and mezzanine debt facility, and (4) services in connection with Company’s centralization of data platforms, cash and lock-box management, consolidation of back office functions, technology initiatives and strategic planning. In fiscal 2003, the Company issued $0.2 million of Series H Preferred as compensation for these services. In fiscal 2002, the Company granted a total of 245,000 warrants to purchase common stock. Cash and warrant-based compensation for these services amounted to $1.8 million in fiscal 2002.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)    Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)    Financial Statement Schedules

II—Valuation and Qualifying Accounts—years ended June 28, 2003, June 29, 2002 and June 30, 2001.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)    Exhibits

Reference is made to the Exhibit Index.

(4)    Reports on Form 8-K.

The Company filed one report on Form 8-K during the fiscal quarter ended June 28, 2003, as follows:

(i)	Current Report on Form 8-K filed on May 14, 2003, relating to the issuance of a press release of Velocity Express Corporation reporting Velocity Express Corporation’s financial results for the quarter ended March 29, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Minneapolis, state of Minnesota on October 14, 2003.

VELOCITY EXPRESS CORPORATION

By	/S/ VINCENT A. WASIK
Vincent A. Wasik
Chairman of the Board President and Chief Executive Officer

By	/S/ MARK E. TIES
Mark E. Ties
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

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

Signature	Title	Date

/S/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board President and Chief Executive Officer	October 14, 2003

/S/ JAMES BROWN James Brown	Director	October 14, 2003

/S/ DOUGLAS HSIEH Douglas Hsieh	Director	October 14, 2003

/S/ ALEX PALUCH Alex Paluch	Director	October 14, 2003

/S/ JACK F. KEMP Jack Kemp	Director	October 14, 2003

/S/ RICHARD A. KASSAR Richard A. Kassar	Director	October 14, 2003

/S/ LESLIE E. GRODD Leslie E. Grodd	Director	October 14, 2003

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2003, 2002 and 2001

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions (1)	Balance at End of Period
Accounts receivable reserves:
2003	$2,250	$6,665	$6,615	$2,300
2002	1,160	3,165	2,075	2,250
2001	2,575	513	1,928	1,160

(1)	write-off of accounts receivable determined to be uncollectible.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company’s 8-K, filed October 8, 1999).

2.3	Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

2.4	Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

2.5	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2, 2001 (incorporated by reference to the Company’s Form 10-Q, filed November 13, 2001).

2.6	Agreement and Plan of Merger by and between United Shipping & Technology, Inc., a Utah corporation, and Velocity Express Corporation, a Delaware corporation, dated as of December 6, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

2.7	Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity Express Corporation (a Delaware corporation) (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form S-3/A, File No. 333-88568, filed June 3, 2002).

3.3	Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.4	Certificate of Designation of Preferences and Rights of Series H Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-Q filed February 18, 2003).

3.5	Bylaws of Velocity Express Corporation (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

4.1	Specimen form of the Company’s Common Stock certificate (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

4.2	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 8-K filed April 5, 2002).

4.3	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.1	1996 Director Stock Option Plan, as amended (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended January 1, 2000).

Exhibit Number	Description

10.2	2000 Stock Option Plan (incorporated by reference to the Company’s Definitive Schedule 14A filed on May 8, 2000).

10.3	Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.4	Note and Warrant Purchase Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.5	Senior Subordinated Note by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.6	Warrant to Purchase Common Stock of United Shipping & Technology, Inc. issued to Bayview Capital Partners LP, dated September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.7	Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for up to 228,469 shares of Common Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.8	Stock Purchase Warrant to Acquire Common Stock, issued May 31, 2000, granted by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for up to 196,531 shares of Common Stock (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

10.9	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.10	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.11	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.12	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.13	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.14	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

Exhibit Number	Description

10.15	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.16	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.17	Form of Warrant issued to Bayview Capital Partners LP as of May 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.18	Form of Warrant issued to Bayview Capital Partners LP as of July 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.19	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

10.20	Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.21	Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.22	Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.23	Form of Warrant to purchase shares of Series D Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.24	Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.25	Form of Subscription Note issued in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.26	Form of Warrant to purchase shares of Common Stock used in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.27	Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

Exhibit Number	Description

10.28	Employment Agreement between United Shipping & Technology, Inc. and Mark E. Ties dated June 2001. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.29	Employment Agreement between United Shipping & Technology, Inc. and Wesley C. Fredenburg dated December 4, 2000. (incorporated by reference to the Company’s Form 10-KSB/A for the year ended June 30, 2001).

10.30	Contractor Services Agreement between United Shipping & Technology, Inc. and MCG Global, LLC dated May 15, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.31	Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.32	Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of January 25, 2002. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.33	Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.34	Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors on May 3, 2002. (incorporated by reference to the Company’s Form 10-K/A-2 filed July 28, 2003).

10.35	Employment Agreement between Corporate Express Delivery Systems (predecessor of Velocity Express, Inc.) and Victor A. Serri dated October 19, 1998 (incorporated by reference to the Company’s Form 10-K/A filed October 8, 2002).

10.36	Form of Stock Purchase Agreement to purchase Series H Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed May 16, 2003).

10.37	Form of Common Stock Warrant issued in connection with the Company’s Series H Convertible Preferred Stock financing (incorporated by reference to the Company’s Form 10-Q filed February 18, 2003).

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002