Form 10-Q
period 2003-09-27
VELOCITY EXPRESS CORP
filed 2003-11-17
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 27, 2003

                                   ----------

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______ .

                           Commission File No. 0-28452

                                   ----------

                          VELOCITY EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 87-0355929
    (State or other jurisdiction of          (IRS Employer Identification No.)
            incorporation)

  7803 Glenroy Road, Suite 200, Minneapolis, Minnesota           55439
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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              YES  [_]    NO  [X]

As of October 31, 2003 there were 5,462,161 shares of common stock of the registrant issued and outstanding.

================================================================================

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                               September 27, 2003

                                                                            Page
                                                                            ----

Part I.     Financial Information...........................................   1
   ITEM 1.  Consolidated Financial Statements (Unaudited)
               Balance Sheets as of September 27, 2003 and June 28, 2003....   1
               Statements of Operations for the Three Months Ended
                  September 27, 2003 and September 28, 2002.................   2
               Statement of Shareholders' Equity for the
                  Three Months Ended September 27, 2003.....................   3
               Statements of Cash Flows for the Three Months Ended
                  September 27, 2003 and September 28, 2002.................   4
               Notes to Consolidated Financial Statements...................   5

   ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  10
   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......  13
   ITEM 4.  Controls and Procedures.........................................  13

Part II.    Other Information...............................................  13
   ITEM 1.  Legal Proceedings...............................................  13
   ITEM 2.  Changes in Securities and Use of Proceeds.......................  14
   ITEM 3.  Defaults Upon Senior Securities.................................  14
   ITEM 4.  Submission of Matters to a Vote of Security Holders.............  15
   ITEM 5.  Other Information...............................................  15
   ITEM 6.  Exhibits and Reports on Form 8-K................................  16
Signatures..................................................................  16

                                     PART I.
                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                   September 27,     June 28,
                                                        2003           2003
                                                   -------------  -------------
                                                    (unaudited)

                     ASSETS

Current assets:
   Cash                                            $       1,558  $       1,589
   Accounts receivable, net                               39,160         38,102
   Accounts receivable - other                             3,068          2,681
   Prepaid workers' compensation and auto
    liability insurance                                    7,373          7,425
   Other prepaid expenses                                  1,202          1,114
   Other current assets                                      403            404
                                                   -------------  -------------
      Total current assets                                52,764         51,315
Property and equipment, net                                9,316          9,810
Goodwill                                                  42,830         42,830
Deferred financing costs, net                              1,232          1,425
Other assets                                               1,137          1,109
                                                   -------------  -------------
Total assets                                       $     107,279  $     106,489
                                                   =============  =============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                          $      25,162  $      19,389
   Accrued insurance and claims                            4,037          4,236
   Accrued wages and benefits                              3,459          4,896
   Accrued legal and claims                                3,445          3,730
   Other accrued liabilities                                 291            340
   Current portion of long-term debt                      38,721         39,143
                                                   -------------  -------------
      Total current liabilities                           75,115         71,734
Long-term debt less current portion                        4,687          4,602
Accrued insurance and claims                               6,808          7,703
Shareholders' equity:
   Preferred stock,  $0.004 par value, 50,000
    shares  authorized  13,613 and 13,615 shares
    issued and outstanding at September 27, 2003
    and June 28, 2003, respectively                       64,333         64,422
   Preferred warrants, 1,042 outstanding at
    September 27, 2003 and June 28, 2003                   7,600          7,600
   Common stock,  $0.004 par value,  150,000
    shares authorized 5,444 and 5,388 shares
    issued and outstanding at September 27, 2003
    and June 28, 2003, respectively                           22             22
   Stock subscription receivable                             (38)           (38)
   Additional paid-in-capital                             66,012         65,882
   Accumulated deficit                                  (117,148)      (115,375)
   Foreign currency translation                             (112)           (63)
                                                   -------------  -------------
      Total shareholders' equity                          20,669         22,450
                                                   -------------  -------------
      Total liabilities and shareholders' equity   $     107,279  $     106,489
                                                   =============  =============

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                        Three Months Ended
                                                   ----------------------------
                                                   September 27,  September 28,
                                                       2003           2002
                                                   -------------  -------------
Revenue                                            $      76,639  $      77,918
Cost of services                                          61,052         60,008
                                                   -------------  -------------
   Gross profit                                           15,587         17,910
Operating expenses:
   Occupancy                                               3,207          3,186
   Selling, general and administrative                    13,112         13,740
                                                   -------------  -------------
Total operating expenses                                  16,319         16,926
                                                   -------------  -------------
Income (loss) from operations                               (732)           984
Other expense:
   Interest expense                                       (1,041)          (810)
   Other                                                      --            (16)
                                                   -------------  -------------
Net income (loss)                                  $      (1,773) $         158
                                                   =============  =============
Net income (loss) applicable to common
 shareholders                                      $      (1,773) $         158
                                                   =============  =============
Income (loss) per share:
Basic                                              $       (0.33) $        0.04
                                                   =============  =============
Diluted                                            $       (0.33) $        0.01
                                                   =============  =============
Weighted average shares outstanding:
Basic                                                      5,426          3,940
                                                   =============  =============
Diluted                                                    5,426         21,048
                                                   =============  =============

                 See notes to consolidated financial statements.

                                            VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                   Series B             Series C            Series D            Series F
                                               Preferred Stock      Preferred Stock      Preferred Stock     Preferred Stock
                                             --------------------  ------------------  ------------------  ------------------
                                              Shares     Amount    Shares    Amount    Shares    Amount    Shares    Amount
                                             --------  ----------  ------  ----------  ------  ----------  -------  ---------
Balance at June 28, 2003                        2,807  $   24,304   2,000  $   13,600   1,517  $    8,308      926  $   9,849
   Stock option expense                            --          --      --          --      --          --       --         --
   Issuance of restricted stock                    --          --      --          --      --          --       --         --
   Offering costs                                  --          --      --          --      --          --       --         --
   Conversion of Series F to common stock          --          --      --          --      --          --       (2)       (25)
   Net loss                                        --          --      --          --      --          --       --         --
   Foreign currency translation                    --          --      --          --      --          --       --         --

   Comprehensive loss                              --          --      --          --      --          --       --         --
                                             --------  ----------  ------  ----------  ------  ----------  -------  ---------
Balance at September 27, 2003                   2,807  $   24,304   2,000  $   13,600   1,517  $    8,308      924  $   9,824
                                             ========  ==========  ======  ==========  ======  ==========  =======  =========

                                                   Series G             Series H         Preferred Stock
                                                Preferred Stock     Preferred Stock         Warrants          Common Stock
                                             --------------------  ------------------  ------------------  ------------------
                                              Shares     Amount    Shares    Amount    Shares    Amount    Shares    Amount
                                             --------  ----------  ------  ----------  ------  ----------  -------  ---------
Balance at June 28, 2003                        5,865  $    4,377     500  $    3,984   1,042  $    7,600    5,388  $      22
   Stock option expense                            --          --      --          --      --          --       --         --
   Issuance of restricted stock                    --          --      --          --      --          --       43         --
   Offering costs                                  --          --      --         (64)     --          --       --         --
   Conversion of Series F to common stock          --          --      --          --      --          --       13         --
   Net loss                                        --          --      --          --      --          --       --         --
   Foreign currency translation                    --          --      --          --      --          --       --         --

   Comprehensive loss                              --          --      --          --      --          --       --         --
                                             --------  ----------  ------  ----------  ------  ----------  -------  ---------
Balance at September 27, 2003                   5,865  $    4,377     500  $    3,920   1,042  $    7,600    5,444  $      22
                                             ========  ==========  ======  ==========  ======  ==========  =======  =========

                                                Stock        Additional                   Foreign
                                             Subscription     Paid-in      Accumulated    Currency
                                              Receivable      Capital        Deficit     Translation      Total
                                             ------------   ------------   -----------   -----------   -----------
Balance at June 28, 2003                     $        (38)  $     65,882   $  (115,375)  $       (63)  $    22,450
   Stock option expense                                --             60            --            --            60
   Issuance of restricted stock                        --             45            --            --            45
   Offering costs                                      --             --            --            --           (64)
   Conversion of Series F to common stock              --             25            --            --            --
   Net loss                                            --             --        (1,773)           --        (1,773)
   Foreign currency translation                        --             --            --           (49)          (49)
                                                                                                       -----------
   Comprehensive loss                                  --             --            --            --        (1,822)
                                             ------------   ------------   -----------   -----------   -----------
Balance at September 27, 2003                $        (38)  $     66,012   $  (117,148)  $      (112)  $    20,669
                                             ============   ============   ===========   ===========   ===========

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 27,   September 28,
                                                       2003            2002
                                                  -------------   -------------
OPERATING ACTIVITIES
   Net income (loss)                              $      (1,773)  $         158
   Adjustments to reconcile net income (loss)
    to net cash flows provided by (used in)
    operating activities:
      Depreciation                                          974             932
      Amortization                                          246             148
      Equity instruments issued in lieu of
       payment for services received                          5              --
      Stock option expense                                   60              28
      Non-cash interest expense                             207              85
      Other                                                  --             (44)
      Gain on retirement of equipment                        --             (11)
   Change in operating assets and liabilities:
      Accounts receivable                                (1,058)         (3,535)
      Other current assets                                 (422)          2,272
      Other assets                                          (28)            (22)
      Accounts payable                                    5,773            (141)
      Accrued liabilities                                (2,825)           (971)
                                                  -------------   -------------
         Cash provided by (used in) operating
          activities                                      1,159          (1,101)
INVESTING ACTIVITIES
   Proceeds from sale of assets                              --              11
   Capital expenditures                                    (480)           (835)
   Other                                                    (53)            (13)
                                                  -------------   -------------
         Cash used in investing activities                 (533)           (837)
FINANCING ACTIVITIES
   Borrowings (repayments) under revolving
    credit agreement, net                                (1,540)          2,102
   Proceeds from bridge loan                              1,000              --
   Proceeds from subscription notes                          --              18
   Proceeds from issuance of common stock, net               --             400
   Issuance costs related to preferred stock                (64)             --
   Debt financing costs                                     (53)            (87)
                                                  -------------   -------------
         Cash provided by (used in) financing
          activities                                       (657)          2,433
                                                  -------------   -------------
Net increase (decrease) in cash and cash
 equivalents                                                (31)            495
Cash and cash equivalents, beginning of period            1,589           2,704
                                                  -------------   -------------
Cash and cash equivalents, end of period          $       1,558   $       3,199
                                                  =============   =============

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     Velocity Express Corporation and its subsidiaries (collectively, the "Company") are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 2003, and the results of its operations for the three months ended September 27, 2003 and September 28, 2002, and its cash flows for the three months ended September 27, 2003 and September 28, 2002 have been included. The results of operations for the three months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2004. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 28, 2003, and the footnotes thereto, included in the Company's Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     Comprehensive income (loss) - Comprehensive income (loss) was $(1.8) million and $154,000 for the three months ended September 27, 2003 and September 28, 2002, respectively. The difference between net income (loss) and total comprehensive income (loss) in the respective periods related to foreign currency translation adjustments.

     New accounting pronouncements - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities. FIN No. 46 is applicable to financial statements issued by the Company beginning in fiscal 2004. However, disclosures are required if the Company expects to consolidate any variable interest entities. The Company does not expect its consolidated financial results to be impacted by this standard.

     Earnings per Share - Basic earnings per share is computed based on the weighted average number of common shares outstanding by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
-------------------------------------------------------------------------------

     The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net income (loss) per common share:

                                                       Three Months Ended
                                                  -----------------------------
                                                  September 27,   September 28,
                                                       2003            2002
                                                  -------------   -------------
                                                      (Amounts in thousands,
                                                      except per share data)
Numerator:
   Net income (loss)                              $      (1,773)  $         158
                                                  -------------   -------------
   Net income (loss) applicable to common
    shareholders                                  $      (1,773)  $         158
                                                  =============   =============
Denominator:
   Weighted average shares                                5,426           3,940
   Dilutive effect of common stock options and
    warrants                                                 --             199
   Dilutive effect of preferred stock and
    warrant conversions                                      --          16,909
                                                  -------------   -------------
   Total common equivalents outstanding                   5,426          21,048

                                                  =============   =============
Net income (loss) per share:
   Basic                                          $       (0.33)  $        0.04
                                                  =============   =============
   Diluted                                        $       (0.33)  $        0.01
                                                  =============   =============

     The following table presents securities that could potentially dilute basic earnings per share in the future. In the quarter ended September 27, 2003, the potenitally dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 27,   September 28,
                                                       2003            2002
                                                  -------------   -------------
                                                      (Amounts in thousands)

Stock options                                                --             125
Common warrants                                           6,189              74
Preferred warrants:
   Series C Convertible Preferred                           903             734
   Series D Convertible Preferred                           564             452
Convertible preferred stock:
   Series B Convertible Preferred                         4,580           3,721
   Series C Convertible Preferred                         2,214           1,785
   Series D Convertible Preferred                         4,143           4,024
   Series F Convertible Preferred                         5,901           5,020
   Series G Convertible Preferred                         1,428           1,173
   Series H Convertible Preferred                         5,000              --
                                                  -------------   -------------
                                                         30,922          17,108
                                                  =============   =============

     Stock Plans and Awards - The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
-------------------------------------------------------------------------------

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and to require expanded and more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 123 but rather, follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 27,   September 28,
                                                       2003            2002
                                                  -------------   -------------
                                                      (In thousands, except
                                                        per share amounts)

Net loss applicable to common shareholders,
 as reported                                      $      (1,773)  $         158
   Add: Stock-based employee compensation
    expense included in reported net loss
    applicable to common shareholders                        32              --
   Deduct: Stock-based compensation expense
    determined under fair value method
    for all awards                                         (275)           (432)
                                                  -------------   -------------
   Pro forma                                      $      (2,016)  $        (274)
                                                  =============   =============
Basic and diluted loss per common share:
   As reported                                    $       (0.33)  $        0.04
                                                  =============   =============
   Pro forma                                      $       (0.37)  $       (0.07)
                                                  =============   =============

3.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                  September 27,      June 28,
                                                       2003            2003
                                                  -------------   -------------
                                                      (Amounts in thousands)

Revolving note                                    $      37,421   $      38,961
Senior subordinated note                                  4,687           4,602
Bridge loan                                               1,000              --
Other                                                       300             182
                                                  -------------   -------------
                                                         43,408          43,745
Less current maturities                                 (38,721)        (39,143)
                                                  -------------   -------------
Total                                             $       4,687   $       4,602
                                                  =============   =============

     Borrowings under the revolving note are limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at September 27, 2003), or, at the Company's election, at LIBOR plus 3%. Further, the Company has the ability to lower these margins by 0.5% over the remainder of the agreement provided it meets certain conditions as defined in the agreement. As of September 27, 2003, the Company has 86% of the facility under LIBOR contracts at

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
--------------------------------------------------------------------------------

interest rates ranging from 4.25% to 4.375%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures January 2004.

     The Company's accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. As of September 27, 2003, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the credit facility.

     The senior subordinated note has interest payable quarterly at 12% per annum and is due September 30, 2004. The note is subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.3 million at September 27, 2003, and is being amortized over the remaining term of the note. The warrant has an exercise price of $6.71 per share and entitles the holder to acquire, in whole or in part, 674,540 shares of the Company's common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement. As of September 27, 2003, the Company was not in compliance with the interest coverage ratio covenant in the senior subordinated note.

     The Company is in discussions with its current lender, Fleet Capital, and the senior subordinated lender to obtain waivers for the covenant violations and extend its debt facilities. In connection with these efforts, the Company has raised $19.2 million in equity (see note 4) of which the Company has sold $13.7 million and has received a commitment to fund $5.5 million to pay down its existing debt and refinance and extend the Fleet and senior subordinated facilities. As part of this equity offering, the Company borrowed $1.0 million during the quarter from an individual investor with an agreement to repay the principal and interest within 90 days. Subsequent to the end of the quarter, the indebtedness plus the interest thereon was converted to the right to receive Series I Convertible Preferred Stock.

4.   SHAREHOLDERS' EQUITY

     Series I Convertible Preferred Stock - In connection with the extensions of the revolving credit and senior subordinated debt facilities, the Company's Board of Directors authorized the sale of Series I Convertible Preferred Stock ("Series I Preferred") subsequent to the end of the first quarter of fiscal 2004, through a private placement. The Company is authorized to raise $19.2 million through sales of its Series I Preferred. Further, the issuance of the Series I Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. Due to the pricing of the Series I Preferred, the Company will be required to take a charge in its second quarter to reflect the beneficial conversion in the Series I Preferred. As of the filing date of this Form 10-Q, the Company has sold $13.7 million of the Series I Preferred and has received a commitment to fund $5.5 million.

5.   CASH REQUIREMENTS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $0.7 million for the quarter ended September 27, 2003. The Company's ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2004.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
--------------------------------------------------------------------------------

     In conjunction with its revolving credit facility with Fleet Capital Corporation ("Fleet") and its senior subordinated debt facility, the Company is subject to certain financial covenants with which it was not in compliance as of September 27, 2003. The Company is in discussions with Fleet and the senior subordinated lender to obtain waivers for the violations and to extend the debt facilities. Additionally, the Company has raised $19.2 million in equity of which the Company has sold $13.7 million and has received a commitment to fund $5.5 million to pay down its existing debt and refinance and extend the Fleet and the senior subordinated debt facilities. There is no assurance that waivers can be obtained or that the existing facilities can be extended.

     The Company's operating plans include maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office selling general and administrative platform. The Company is dependent upon achieving certain revenue and expense targets in its financial plan for fiscal 2004. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities; however, there can be no assurance that such funding can be obtained.

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

     The Company has one of the largest nationwide networks of time-critical logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. The Company's service offerings are divided into the following categories:

     . Scheduled logistics consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer, for example, financial institutions that need a wide variety of services including the pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts, the delivery of office supplies, and the transfer of inter-office mail and correspondence.

     . Distribution logistics consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations and delivered into multiple routes with defined endpoints and more broadly defined time schedules. Customers utilizing distribution logistics normally include pharmaceutical wholesalers, retailers, manufacturers or other companies who must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region.

     . Expedited logistics consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements. Most expedited logistics services occur within a major metropolitan area or radius of 40 miles, and the Company usually offers one-hour, two- to four-hour and over four-hour delivery services depending on the customer's time requirements. These services are typically available 24 hours a day, seven days a week. Expedited logistics services also include critical parts management and delivery for companies.

     The Company's customers represent a variety of industries and utilize the Company's services across multiple service offerings. Revenue categories and percentages of total revenue for the quarters ended September 27, 2003 and September 28, 2002 are as follows:

                                  2003    2002
                                  ----    ----
Commercial & office products      39.1%   31.1%
Financial services                26.4%   27.9%
Healthcare                        21.8%   25.8%
Transportation & logistics         4.7%    3.8%
Energy                             4.4%    5.1%
Technology                         3.6%    6.3%

Historical Results of Operations

     Revenue for the quarter ended September 27, 2003 decreased $1.3 million or 1.7% to $76.6 million from $77.9 million for the quarter ended September 28, 2002. The decrease in revenue for the quarter ended September 27, 2003 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $3.6 million. This decline was offset by revenue growth from new customer contracts during the first quarter of approximately $2.3 million.

     Cost of services for the quarter ended September 27, 2003 was $61.1 million, an increase of $1.1 million or 1.8% from $60.0 million for the quarter ended September 28, 2002. The increase consists of $1.3 million from one-time workers' compensation and auto liability insurance savings recognized in the first quarter of fiscal 2003 that did not recur in fiscal 2004, $0.5 million due to increases in driver pay related to pricing adjustments absorbed by the Company, and $0.2 million related to increased umbrella insurance costs because of the hardening of the insurance market in the transportation industry. The increase was offset by $1.0 million in reduced costs from the reduced revenue described above. As a result, gross margin declined from 23.0% in the prior year quarter to 20.3% for the quarter ended September 27, 2003. The Company has now developed systems to more accurately manage driver pay in response to revenue pricing changes allowing the Company to be more responsive to volume changes.

     Selling, general and administrative ("SG&A") expenses for the quarter ended September 27, 2003 were $13.1 million or 17.1% of revenue, a reduction of $0.6 million or 4.6% as compared with $13.7 million or 17.6% of revenue for the quarter ended September 28, 2002. The decrease in SG&A for the quarter resulted from the Company's continued focus on aggressively managing its fixed cost structure downward.

     Occupancy charges remained constant at $3.2 million for the quarters ended September 27, 2003 and September 28, 2002.

     Interest expense for the quarter ended September 27, 2003 increased $0.2 million to $1.0 million from $0.8 million for the quarter ended September 28, 2002. Interest expense related to the Company's borrowings increased over the same period in the prior year as a result of higher average borrowings and higher interest rates under the revolving credit and senior subordinated debt facilities.

     As a result of the foregoing factors, the net loss for the quarter ended September 27, 2003 was $1.8 million, compared with net income of $0.2 million for the same period in fiscal 2003, a decline of $2.0 million.

Liquidity and Capital Resources

     Cash flow provided by operations was $1.2 million for the first quarter of fiscal 2004. This cash flow was comprised of cash used in operations of $0.2 million and cash provided as a result of working capital changes of $1.4 million. Cash used as a result of the increase in accounts receivable was approximately $1.1 million due to the timing of cash receipts activity during the last three weeks of September. Accounts payable provided approximately $5.8 million as a result of changes in payment terms with various vendors and the implementation of the trade debt restructuring plan discussed below. The remaining use of working capital of

$3.3 million was due to funding of claims (including insurance, cargo and legal) and other miscellaneous accruals.

     Cash flow used as a result of investing activities was $0.5 million and consisted primarily of capital expenditures for the Company's continued implementation of the customer-driven technology solutions initiative. The Company's customer-driven technology solutions initiative is comprised of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

     Cash flow used as a result of financing activities amounted to $0.7 million during fiscal 2003. The primary source of cash was from the proceeds of the bridge loan which provided $1.0 million. Net borrowings on the revolving credit facility used $1.5 million, and debt financing costs and costs associated with the issuance of preferred stock used $0.2 million.

     During fiscal 2003, an increasing portion of the Company's trade accounts payable became past due. In an effort to restructure its trade debt, the Company proposed a Trade Creditor Plan (the "Plan") to various trade creditors with balances outstanding as of August 1, 2003. The Plan includes approximately 20 percent of the Company's outstanding accounts payable. The Plan was approved by a majority of the creditors included in the Plan and became effective on October 31, 2003. The Company made its initial payment under the Plan on October 31, 2003.

     As of September 27, 2003, the Company had no outstanding purchase commitments for capital improvements.

     The Company reported a loss from operations of approximately $0.7 million for the first quarter of fiscal 2003 and has negative working capital of approximately $22.4 million at September 27, 2003, primarily due to the reclassification of the revolving credit facility as a current liability due to its expiration in January 2004.

     In connection with the extensions of the revolving credit and senior subordinated debt facilities, the Company's Board of Directors authorized the sale of Series I Convertible Preferred Stock ("Series I Preferred") through a private placement subsequent to the end of the first quarter of fiscal 2004. The Company is authorized to raise $19.2 million through sales of its Series I Preferred. Further, the issuance of the Series I Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. Due to the pricing of the Series I Preferred, the Company will be required to take a charge in its second quarter to reflect the beneficial conversion in the Series I Preferred. As of the filing date of this Form 10-Q, the Company has sold $13.7 million of the Series I Preferred and has received a commitment to fund $5.5 million.

     During fiscal 2004, the Company intends to continue the execution of activities it previously initiated to further improve the operating performance of the Company and to meet its fiscal 2004 financial plan. These activities include, but are not limited to, maximizing the effectiveness of the variable cost model, implementation of customer-driven technology solutions, continued leveraging of the consolidated back office SG&A platform, and implementation of the Trade Creditor Plan. The Company raised $19.2 million in equity financing of which the Company has sold $13.7 million and has received a commitment to fund $5.5 million, which will be used to support the refinancing and extension of its revolving credit and senior subordinated debt facilities, to support the Trade Creditor Plan as discussed above, and for general working capital purposes. When all of these activities are concluded, they are expected to provide the Company with sufficient working capital to fund its fiscal 2004 operating plan.

     In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $40 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at

September 27, 2003), or, at the Company's election, at LIBOR plus 3%. As of September 27, 2003, the Company has 86% of the facility under LIBOR contracts at interest rates ranging from 4.25% to 4.375%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures January 2004. The Company's accounts receivable have been pledged to secure borrowings under the revolving credit facility. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The Company also maintains a $5.0 million senior subordinated note with interest payable quarterly at 12% per annum, maturing September 30, 2004. As of September 27, 2003, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated debt facility. The Company is in discussions with its current lender, Fleet Capital, and the senior subordinated lender to obtain waivers for the covenant violations and extend its debt facilities. In connection with these efforts, the Company has raised $19.2 million in equity financing of which the Company has sold $13.7 million and has received a commitment to fund $5.5 million, to pay down its existing debt and refinance and extend the revolving credit and senior subordinated facilities. The Company is also working to extend the revolving credit and senior subordinated debt facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $37.4 million at September 27, 2003. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $374,000.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a)  Evaluation of disclosure controls and procedures

          The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter (the Evaluation Date), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

     (b)  Changes in internal controls

          The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company's books and records accurately reflect its transactions and that the established policies and procedures are followed. For the quarter ended September 27, 2003, there were no significant changes to internal controls or in other factors that could significantly affect the Company's internal controls.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers' compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. The Company carries workers' compensation insurance and auto liability coverage for its employees. The Company and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of the Company. The Company vigorously defends against all of the foregoing claims.

     The Company has established reserves for litigation, which it believes are adequate. The Company reviews its litigation matters on a regular basis to evaluate the demands and likelihood of settlements and litigation related expenses. Based on this review, the Company does not believe that the pending active lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's balance sheet or results of operations. The Company has managed to fund settlements and litigation expenses through cash flow and believes that it will be able to do so going forward. Settlements and litigation expenses have not had a material impact on cash flow and the Company believes they will not have a material impact going forward.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     As of September 27, 2003, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated debt facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 18, 2003 at its annual meeting of shareholders, the Company submitted to its shareholders four matters, all of which were approved. The matters and voting thereon were as follows:

     1. To elect seven directors for the ensuing year and until their successors are elected and duly qualified.

                                                   Withhold
                                        For        Authority
                                     ----------    ---------

              Vincent A. Wasik       15,438,739      231,084
              Alexander I. Paluch    15,618,479       51,344
              Douglas Hsieh          15,438,739      231,084
              Jack F. Kemp           15,632,979       36,844
              Richard A. Kassar      15,618,479       51,344
              Leslie E. Grodd        15,618,479       51,344
              James G. Brown          1,780,458           --

     2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 28, 2003.

              For       15,628,219   Abstain                2,840
              Against       38,764   Broker non-votes          --

     3. To approve the potential issuance of all shares of common stock issuable upon conversion of Series G Preferred Stock, to the extent such issuance would require shareholder approval under the rules of the Nasdaq Stock Market.

              For       12,733,584   Abstain                6,048
              Against      116,230   Broker non-votes   2,813,961

     4. To approve the potential issuance of all shares of common stock issuable upon conversion or exercise of Series H Preferred Stock and the related warrants, to the extent such issuance would require shareholder approval under the rules of the Nasdaq Stock Market.

              For       12,732,984   Abstain                6,048
              Against      116,830   Broker non-votes   2,813,961

ITEM 5. OTHER INFORMATION.

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits required by Item 601 of Regulation S-K:

          10.1 Form of Stock Purchase Agreement to purchase Series I Convertible Preferred Stock

          31.1  Section 302 Certification of CEO

          31.2  Section 302 Certification of CFO

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

              None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on November 17, 2003.

                                        VELOCITY EXPRESS CORPORATION.


                                        By  /s/  Vincent A. Wasik
                                           -------------------------------------
                                           Vincent A. Wasik
                                           Chairman of the Board, President
                                           & Chief Executive Officer


                                        By  /s/  Mark E. Ties
                                           -------------------------------------
                                           Mark E. Ties
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)