Form 10-Q
period 2003-12-27
VELOCITY EXPRESS CORP
filed 2004-02-10
CIK 1002902

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

                For the quarterly period ended December 27, 2003

                                   ----------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to        .
                                              -------    -------

                           Commission File No. 0-28452

                          VELOCITY EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            87-0355929
(State or other jurisdiction of                             (IRS Employer
         incorporation)                                   Identification No.)

7803 Glenroy Road, Suite 200, Minneapolis, Minnesota             55439
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

                                 YES [ ] NO [X]

As of February 6, 2004 there were 7,606,330 shares of common stock of the registrant issued and outstanding.

================================================================================

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                December 27, 2003

                                                                                   Page
                                                                                   ----
Part I.      Financial Information..............................................     1
   ITEM 1.   Consolidated Financial Statements (Unaudited)
                Balance Sheets as of December 27, 2003 and June 28, 2003........     1
                Statements of Operations for the Three and Six Months Ended
                   December 27, 2003 and December 28, 2002......................     2
                Statement of Shareholders' Equity for the Six Months Ended
                   December 27, 2003............................................     3
                Statements of Cash Flows for the Six Months Ended
                   December 27, 2003 and December 28, 2002......................     4
                Notes to Consolidated Financial Statements......................     5
   ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................    11
   ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........    15
   ITEM 4.   Controls and Procedures............................................    15

Part II.     Other Information..................................................    16
   ITEM 1.   Legal Proceedings..................................................    16
   ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities............................................    17
   ITEM 3.   Defaults Upon Senior Securities....................................    17
   ITEM 4.   Submission of Matters to a Vote of Security Holders................    17
   ITEM 5.   Other Information..................................................    17
   ITEM 6.   Exhibits and Reports on Form 8-K...................................    17

Signatures......................................................................    18

                                     PART I.
                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                       December 27,    June 28,
                                                           2003         2003
                                                       ------------   ---------
                                                        (unaudited)
                          ASSETS

Current assets:
   Cash                                                 $     804     $   1,589
   Accounts receivable, net                                35,674        38,102
   Accounts receivable - other                                999         2,681
   Prepaid workers' compensation and auto liability
      insurance                                             6,845         7,425
   Other current assets                                     1,741         1,518
                                                        ---------     ---------
      Total current assets                                 46,063        51,315
Property and equipment, net                                 9,154         9,810
Goodwill                                                   42,830        42,830
Deferred financing costs, net                               1,771         1,425
Other assets                                                1,168         1,109
                                                        ---------     ---------
Total assets                                            $ 100,986     $ 106,489
                                                        =========     =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                               $  20,300     $  19,389
   Accrued insurance and claims                             3,896         4,236
   Accrued wages and benefits                               2,464         4,896
   Accrued legal and claims                                 2,119         3,730
   Other accrued liabilities                                  264           340
   Revolving credit facility and current portion of
      long-term debt                                       23,512        39,143
                                                        ---------     ---------
      Total current liabilities                            52,555        71,734

Long-term debt less current portion                         6,334         4,602
Accrued insurance and claims                                5,618         7,703

Shareholders' equity:
   Preferred stock, $0.004 par value, 50,000 shares
      authorized 30,412 and 13,615 shares issued and
      outstanding at December 27, 2003 and June 28,
      2003, respectively                                   88,826        64,422
   Preferred warrants, 1,042 outstanding at December
      27, 2003 and June 28, 2003                            7,600         7,600

   Common stock, $0.004 par value, 150,000 shares
      authorized 5,644 and 5,388 shares issued and
      outstanding at December 27, 2003 and June 28,
      2003, respectively                                       23            22
   Stock subscription receivable                              (38)          (38)
   Additional paid-in-capital                              92,207        65,882
   Accumulated deficit                                   (152,025)     (115,375)
   Foreign currency translation                              (114)          (63)
                                                        ---------     ---------
      Total shareholders' equity                           36,479        22,450
                                                        ---------     ---------
      Total liabilities and shareholders' equity        $ 100,986     $ 106,489
                                                        =========     =========

                See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Amounts in thousands, except per share data)

                                                        Three Months Ended            Six Months Ended
                                                   ---------------------------   ---------------------------
                                                   December 27,   December 28,   December 27,   December 28,
                                                       2003           2002           2003           2002
                                                   ------------   ------------   ------------   ------------
Revenue                                              $ 71,270       $75,041        $147,909       $152,959
Cost of services                                       57,809        58,188         118,861        118,196
                                                     --------       -------        --------       --------
   Gross profit                                        13,461        16,853          29,048         34,763

Operating expenses:
   Occupancy                                            3,317         3,199           6,524          6,385
   Selling, general and administrative                 18,605        13,638          31,717         27,378
                                                     --------       -------        --------       --------
Total operating expenses                               21,922        16,837          38,241         33,763
                                                     --------       -------        --------       --------
Income (loss) from operations                          (8,461)           16          (9,193)         1,000

Other income (expense):
   Interest expense                                    (1,201)         (761)         (2,242)        (1,571)
   Other                                                   --           (28)             --            (44)
                                                     --------       -------        --------       --------
Net loss                                               (9,662)         (773)        (11,435)          (615)

Beneficial conversion feature on preferred stock
   issuance                                           (25,215)         (276)        (25,215)          (276)
                                                     --------       -------        --------       --------

Net loss applicable to common shareholders           $(34,877)      $(1,049)       $(36,650)      $   (891)
                                                     ========       =======        ========       ========

Basic and diluted net loss per share                 $  (6.38)      $ (0.24)       $  (6.73)      $  (0.21)
                                                     ========       =======        ========       ========
Basic and diluted weighted average number
   of common shares outstanding                         5,467         4,442           5,447          4,190
                                                     ========       =======        ========       ========

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Amounts in thousands)

                                                   Series B          Series C        Series D          Series F        Series G
                                                Preferred Stock  Preferred Stock  Preferred Stock  Preferred Stock  Preferred Stock
                                                ---------------  ---------------  ---------------  ---------------  ---------------
                                                Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount
                                                ------  -------  ------  -------  ------   ------  ------   ------  ------   ------
Balance at June 28, 2003                         2,807  $24,304   2,000  $13,600   1,517   $8,308    926    $9,849   5,865   $4,377
   Stock option expense                             --       --      --       --      --       --     --        --      --       --
   Issuance of restricted stock                     --       --      --       --      --       --     --        --      --       --
   Common Stock warrants
      issued for services rendered                  --       --      --       --      --       --     --        --      --       --
   Offering costs                                   --       --      --       --      --       --     --        --      --       --
   Conversion of Series F to common stock           --       --      --       --      --       --    (13)     (150)     --       --
   Issuance of Series I Preferred Stock             --       --      --       --      --       --     --        --      --       --
   Conversion of debt and
      interest to Series I Preferred Stock          --       --      --       --      --       --     --        --      --       --
   Series I Preferred Stock issued for
      services rendered                             --       --      --       --      --       --     --        --      --       --
   Series I Preferred Stock issued for
      fees related to senior subordinated note      --       --      --       --      --       --     --        --      --       --
   Beneficial conversion of
      Series I Preferred Stock                      --       --      --       --      --       --     --        --      --       --
   Net loss                                         --       --      --       --      --       --     --        --      --       --
   Foreign currency translation                     --       --      --       --      --       --     --        --      --       --
   Comprehensive loss                               --       --      --       --      --       --     --        --      --       --
                                                 -----  -------   -----  -------   -----   ------    ---    ------   -----   ------
Balance at December 27, 2003                     2,807  $24,304   2,000  $13,600   1,517   $8,308    913    $9,699   5,865   $4,377
                                                 =====  =======   =====  =======   =====   ======    ===    ======   =====   ======

                                                   Series H         Series I      Preferred Stock
                                                Preferred Stock  Preferred Stock     Warrants      Common Stock       Stock
                                                ---------------  ---------------  ---------------  --------------  Subscription
                                                Shares   Amount  Shares   Amount  Shares   Amount  Shares  Amount   Receivable
                                                ------   ------  ------  -------  ------   ------  ------  ------  ------------
Balance at June 28, 2003                           500   $3,984      --  $    --   1,042   $7,600   5,388    $22       $(38)
   Stock option expense                             --       --      --       --      --       --      --     --         --
   Issuance of restricted stock                     --       --      --       --      --       --      43     --         --
   Common Stock warrants
      issued for services rendered                  --       --      --       --      --       --      --     --         --
   Offering costs                                   --      (66)     --     (595)     --       --      --     --         --
   Conversion of Series F to common stock           --       --      --       --      --       --     213      1         --
   Issuance of Series I Preferred Stock             --       --  15,153   22,730      --       --      --     --         --
   Conversion of debt and
      interest to Series I Preferred Stock          --       --     901    1,351      --       --      --     --         --
   Series I Preferred Stock issued for
      services rendered                             --       --     279      419      --       --      --     --         --
   Series I Preferred Stock issued for
      fees related to senior subordinated note      --       --     477      715      --       --      --     --         --
   Beneficial conversion of
      Series I Preferred Stock                      --       --      --       --      --       --      --     --         --
   Net loss                                         --       --      --       --      --       --      --     --         --
   Foreign currency translation                     --       --      --       --      --       --      --     --         --
   Comprehensive loss                               --       --      --       --      --       --      --     --         --
                                                   ---   ------  ------  -------   -----   ------   -----    ---       ----
Balance at December 27, 2003                       500   $3,918  16,810  $24,620   1,042   $7,600   5,644    $23       $(38)
                                                   ===   ======  ======  =======   =====   ======   =====    ===       ====


                                                Additional                 Foreign
                                                  Paid-in   Accumulated   Currency
                                                  Capital      Deficit   Translation    Total
                                                ----------  -----------  -----------  ---------
Balance at June 28, 2003                          $65,882    $(115,375)     $ (63)    $ 22,450
   Stock option expense                               120           --         --          120
   Issuance of restricted stock                        45           --         --           45
   Common Stock warrants
      issued for services rendered                    796           --         --          796
   Offering costs                                      --           --         --         (661)
   Conversion of Series F to common stock             149           --         --           --
   Issuance of Series I Preferred Stock                --           --         --       22,730
   Conversion of debt and
      interest to Series I Preferred Stock             --           --         --        1,351
   Series I Preferred Stock issued for
      services rendered                                --           --         --          419
   Series I Preferred Stock issued for
      fees related to senior subordinated note         --           --         --          715
   Beneficial conversion of
      Series I Preferred Stock                     25,215      (25,215)        --           --
   Net loss                                            --      (11,435)        --      (11,435)
   Foreign currency translation                        --           --        (51)         (51)
                                                                                      --------
   Comprehensive loss                                  --           --         --      (11,486)
                                                  -------    ---------      -----     --------
Balance at December 27, 2003                      $92,207    $(152,025)     $(114)    $ 36,479
                                                  =======    =========      =====     ========

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                         Six Months Ended
                                                    ---------------------------
                                                    December 27,   December 28,
                                                        2003           2002
                                                    ------------   ------------
OPERATING ACTIVITIES
   Net loss                                           $(11,435)      $  (615)
   Adjustments to reconcile net loss to net
      cash flows used in operating activities:
         Depreciation                                    1,921         1,778
         Amortization                                      698           405
         Equity instruments issued for
            compensation                                   801            --
         Stock option expense                              120            56
         Non-cash interest expense                         663           171
         Provision for bad debts                         3,718           749
         Other                                              (1)          (32)
         Gain on retirement of equipment                    --           (11)
   Change in operating assets and liabilities:
         Accounts receivable                                95        (3,084)
         Other current assets                               16         2,963
         Other assets                                      (59)          (28)
         Accounts payable                                1,091           461
         Accrued liabilities                            (4,378)       (6,850)
                                                      --------       -------
            Cash used in operating activities           (6,750)       (4,037)

INVESTING ACTIVITIES
   Proceeds from sale of assets                             --            11
   Capital expenditures                                 (1,194)       (1,154)
   Other                                                   (82)          (30)
                                                      --------       -------
            Cash used in investing activities           (1,276)       (1,173)

FINANCING ACTIVITIES
   Borrowings (repayments) under revolving
      credit agreement, net                            (16,223)        1,071
   Proceeds from bridge loan                             1,000            --
   Proceeds from senior subordinated debt                6,000            --
   Repayment of senior subordinated debt                (5,000)           --
   Proceeds from subscription notes                         --            18
   Proceeds from issuance of preferred stock, net       22,730         2,748
   Proceeds from issuance of common stock, net              --           400
   Issuance costs related to preferred stock              (494)           --
   Debt financing costs                                   (772)         (200)
                                                      --------       -------
            Cash provided by financing activities        7,241         4,037
                                                      --------       -------
Net decrease in cash and cash equivalents                 (785)       (1,173)

Cash and cash equivalents, beginning of period           1,589         2,704
                                                      --------       -------
Cash and cash equivalents, end of period              $    804       $ 1,531
                                                      ========       =======

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     Velocity Express Corporation and its subsidiaries (collectively, the "Company") are engaged in the business of time-critical logistics solutions to meet the needs of customers in multiple industry segments. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

     The Company has one of the largest time-critical nationwide networks and provides a national footprint for customers desiring same-day service throughout the United States. The Company's driver work force is primarily comprised of independent contractors who must pass an intensive screening process to include: proof of identity and authorization to work in the U.S.; criminal background check for felony, theft and violence convictions; pre-engagement alcohol and substance usage testing with post-accident and random testing throughout the year; validation of driving records to include DUI/DWI convictions and moving violations within the prior three years; commercial liability insurance of up to $1.0 million with the Company named as an additional insured; and vehicle requirements that meet regulatory and safety standards.

     The Company has continued to invest heavily in technology solutions developing a proprietary package tracking system which provides customers the capability of tracking electronically the status of any package via a flexible web reporting system. The Company believes its same-day ground service compliments the delivery capabilities of companies such as UPS(R) and FedEx(R) by providing customers later release times, attractive pricing for multiple cartons deliveries including heavier package shipments, and the ability to track any of these packages electronically.

     In certain instances, the Company provides dedicated same-day routing solutions for customers who have outsourced their entire time-critical transportation requirements and where the customers' volume is sufficient to support such activities. However, the Company believes its time-critical conjunctive or commingled routing solutions throughout the major areas of the U.S. provide even large customers same-day service at lower costs than either the major package delivery companies or the customers can provide themselves. The Company believes the major area of growth is in these same-day conjunctive routing opportunities, and the Company has invested heavily to provide dynamic routing solutions based on sophisticated algorithms which are adjusted daily.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The unaudited consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 27, 2003, and the results of its operations for the six months ended December 27, 2003 and December 28, 2002, and its cash flows for the six months ended December 27, 2003 and December 28, 2002 have been included. The results of operations for the six months ended December 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2004. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 28, 2003, and the footnotes thereto, included in the Company's Report on Form 10-K, filed with the Securities and Exchange Commission.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

     Comprehensive income (loss) - Comprehensive loss was $11.5 million and $0.6 million for the six months ended December 27, 2003 and December 28, 2002, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

     New accounting pronouncements - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities including special purpose entities that are not controlled through voting interests or in which the equity investors do not bear the underlying economic risks and rewards. The provisions of FIN No. 46 are effective for the Company and require disclosures if the Company expects to consolidate any variable interest entities. The Company does not expect its consolidated financial results to be impacted by this standard.

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

     The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net income (loss) per common share:

                                                               Three Months Ended             Six Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 27,   December 28,   December 27,   December 28,
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
                                                                (Amounts in thousands, except per share data)
Numerator
   Net loss                                                 $ (9,662)       $  (773)      $(11,435)       $ (615)
   Accretion of beneficial conversion feature
      for Series H Preferred Stock                                --           (276)            --          (276)
   Beneficial conversion feature for Series I Preferred      (25,215)            --        (25,215)           --
                                                            --------        -------       --------        ------

   Net loss applicable to common shareholders               $(34,877)       $(1,049)      $(36,650)       $ (891)
                                                            ========        =======       ========        ======

Denominator for basic and diluted loss per share
   Weighted average shares                                     5,467          4,442          5,447         4,190
                                                            ========        =======       ========        ======

Basic and diluted loss per share                            $  (6.38)       $ (0.24)      $  (6.73)       $(0.21)
                                                            ========        =======       ========        ======

     The following table presents the shares of securities that could potentially dilute basic earnings per share in the future. For all periods presented, the potenitally dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                         Three Months Ended             Six Months Ended
                                    ---------------------------   ---------------------------
                                    December 27,   December 28,   December 27,   December 28,
                                        2003           2002           2003           2002
                                    ------------   ------------   ------------   ------------
                                                    (Amounts in thousands)
Stock options                              --              7              --             7
Common warrants                         6,182            906           6,184           454
Preferred warrants:
   Series C Convertible Preferred       3,292            774           3,293           777
   Series D Convertible Preferred       2,107            480           2,107           480
Convertible preferred stock:
   Series B Convertible Preferred      16,193          3,942          16,193         3,942
   Series C Convertible Preferred       8,007          1,895           8,007         1,895
   Series D Convertible Preferred      14,963          4,191          14,963         4,230
   Series F Convertible Preferred      18,409          5,629          18,444         5,667
   Series G Convertible Preferred       4,865          1,239           4,865         1,238
   Series H Convertible Preferred      17,042          1,915          17,042           957
   Series I Convertible Preferred      80,615             --          40,307            --
                                      -------         ------         -------        ------
                                      171,675         20,978         131,405        19,647
                                      =======         ======         =======        ======

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

                                                               Three Months Ended             Six Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 27,   December 28,   December 27,   December 28,
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
                                                                    (In thousands, except per share amounts)
Net loss applicable to common shareholders, as
   reported                                                 $(34,877)      $(1,049)       $(36,650)      $  (891)
   Add: Stock-based employee compensation expense
      included in reported net loss applicable to
      common shareholders                                         32            --              64            --
   Deduct: Stock-based compensation expense
      determined under fair value method for all awards          (91)         (376)           (366)         (808)
                                                            --------       -------        --------       -------
   Pro forma                                                $(34,936)      $(1,425)       $(36,952)      $(1,699)
                                                            ========       =======        ========       =======
Basic and diluted loss per common share:
   As reported                                              $  (6.38)      $ (0.24)       $  (6.73)      $ (0.21)
                                                            ========       =======        ========       =======
   Pro forma                                                $  (6.39)      $ (0.32)       $  (6.78)      $ (0.41)
                                                            ========       =======        ========       =======

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

     In December 2003, the Company agreed to issue common stock warrants to certain members of management in connection with their offers of employment with the Company. The Company has recorded the fair value of the warrants of $0.8 million as compensation expense in the statement of operations. Further expansion of the management team may result in additional warrant issuances and related compensation charges.

3.   INSURANCE

     The Company maintains a self-insurance reserve for its workers' compensation and automobile liability risk that is funded with cash being held by the Company's insurance company. The cash held by the insurance company at December 27, 2003 and June 28, 2003 amounts to $6.8 million and $7.4 million, respectively and is reported on the balance sheet as part of Prepaid Workers' Compensation and Auto Liability insurance. The insurance reserve at December 27, 2003 and June 28, 2003 was $8.3 million and $10.5 million, respectively. These amounts are reported on the balance sheet with accrued insurance and claims. The reserves are based upon analysis and an actuarial determination made by the insurer. The reserves represent the estimate of potential current and future costs.

     On December 24, 2003 the Company finalized a claim regarding a vehicular accident that occurred in May 2002 involving a Velocity Express truck and two other vehicles. The Company's portion of the damage award was $0.8 million which will be paid with proceeds from the self-insurance reserve. The self-insurance fund is maintained and managed by the Company's insurer and at December 27, 2003 held $6.8 million in cash. The balance of the award will be paid by the insurer in accordance with the policy held by the Company. The Company maintains a self-insurance reserve for its workers' compensation and automobile liability risk that is funded with cash being held by the Company's insurance company.

4.   FINANCING ARRANGEMENTS

                           December 27,    June 28,
                               2003         2003
                           ------------   ---------
                            (Amounts in thousands)
Revolving note               $ 22,738     $ 38,961
Senior subordinated note        5,390        4,602
Other                           1,718          182
                             --------     --------
                               29,846       43,745
Less current maturities       (23,512)     (39,143)
                             --------     --------
Total                        $  6,334     $  4,602
                             ========     ========

     On November 26, 2003, the Company entered into an amended and restated revolving credit facility with Fleet Capital Corporation ("Fleet") and Merrill Lynch Capital. Borrowings under the revolving credit facility are limited to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at December 27, 2003), or, at the Company's election, at LIBOR plus 3%. Further, these margins may be adjusted upward or downward 25 basis points on an annual basis depending on the Company's achieving certain conditions as defined in the agreement. As of December 27, 2003, the Company has 88% of the facility under LIBOR contracts at an average interest rate of 4.25%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures December 31, 2006. Due to the characteristics of the revolving credit facility, in accordance with current accounting pronouncements, the Company has classified the amount outstanding under the revolving credit facility as a current liability. Despite the balance sheet classification, the Company intends to manage the revolving credit facility as long-term debt with a final maturity date in fiscal 2007.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

     In connection with the sale of the Series J Preferred Stock discussed in note 5, the Company has entered into a second amended and restated revolving credit facility with Fleet. The purpose of this amendment is to reset certain of the financial covenants provided for in the original amendment discussed above.

     On November 26, 2003, the Company entered into a new senior subordinated note agreement with BET Associates, LP which replaced the senior subordinated debt facility with the former lender, Bayview Capital. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.6 million at December 27, 2003, and is being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and will be amortized over the life of the loan. The senior subordinated note requires quarterly principal repayments of $0.5 million beginning January 31, 2005, and has interest payable monthly at 12% per annum. Further, the Company is required to pay a service fee of $5,000 per month. The senior subordinated note is due October 31, 2007. The note is subordinate to the revolving note.

     Substantially all of the Company's assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to its interest coverage ratio, capital expenditures and maintaining of minimum availability and EBITDA levels. As of December 27, 2003, there were no violations of covenants for which the Company did not obtain waivers.

     In connection with refinancing the revolving credit facility and the senior subordinated note, the Company raised $25.2 million in equity (see note 5) to pay down its existing debt and refinance and extend the Fleet and senior subordinated facilities. As part of this equity raise, the Company borrowed $1.0 million during the first quarter from an individual investor with an agreement to repay the principal and interest within 90 days. During the second quarter, the indebtedness to the individual investor plus the interest thereon as well as $0.1 million of other borrowings were converted to Series I Convertible Preferred Stock.

5.   SHAREHOLDERS' EQUITY

     Series I Convertible Preferred Stock - In connection with the extensions of the revolving credit and senior subordinated debt facilities, the Company's Board of Directors authorized the sale of Series I Convertible Preferred Stock through a private placement. The Company is authorized to raise $25.2 million through sales of its Series I Preferred. Further, the issuance of the Series I Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. In any event, no holder of the Series I Preferred is allowed to convert to common stock even after shareholder approval if the resulting conversion results in the holder having, cumulatively, more than 40% of the voting stock of the Company. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. The Series I Preferred was deemed to have contained a beneficial conversion amounting to $25.2 million which was recognized as a deemed dividend to preferred shareholders.

     In January 2004, the Company's Board of Directors authorized the sale of up to $7.5 million of Series J Convertible Preferred Stock through a private placement. Further, the issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. The initial conversion price of the Series J Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. Due to

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

the pricing of the Series J Preferred, the Company will be required to take a charge in its third quarter to reflect the beneficial conversion in the Series J Preferred.

     The Company believes that the new equity relating to Series J Preferred, in conjunction with the new credit facility and the capital from Series I Preferred positions the Company to fund short-term cash losses and provide adequate liquidity to fund the future growth of the business. Management believes the new capital will allow the Company to implement the various initiatives, currently under way, directed at improving customer service levels, decreasing fixed expenses and fueling new business development.

6.   CASH REQUIREMENTS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $9.2 million for the six months ended December 27, 2003. The Company's ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2004.

     The Company's revolving credit facility with Fleet Capital Corporation ("Fleet") and its senior subordinated debt facility have been extended through fiscal 2007 and 2008, respectively. In connection with raising $7.5 million through a Series J private placement, the Company has amended and restated its revolving credit and senior subordinated debt facilities in order to reset certain of the financial covenants provided for in the credit facilities. As of December 27, 2003, there were no violations of covenants for which the Company did not obtain waivers. There can be no assurance that such waivers can be obtained in the event that violations of debt covenants occur in the future.

     The Company's operating plans include controlling its direct cost of delivery expenses through the implementation of its route management technology, while continuing to leverage the consolidated back office selling, general and administrative platform. The Company is dependent upon achieving certain revenue and expense targets in its financial plan for fiscal 2004. The Company expects to meet its financial projections for the next fiscal year and to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities; however, there can be no assurance that such funding can be obtained.

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

Overview

     The Company is engaged in the business of time-critical logistics solutions to meet the needs of customers in multiple industry segments, primarily in the United States with limited operations in Canada.

     The Company has one of the largest time-critical nationwide networks and provides a national footprint for customers desiring same-day service throughout the United States. The Company's driver work force is primarily comprised of independent contractors who must pass an intensive screening process to include: proof of identity and authorization to work in the U.S.; criminal background check for felony, theft and violence convictions; pre-engagement alcohol and substance usage testing with post-accident and random testing throughout the year; validation of driving records to include DUI/DWI convictions and moving violations within the prior three years; commercial liability insurance of up to $1.0 million with the Company named as an additional insured; and vehicle requirements that meet regulatory and safety standards.

     The Company has continued to invest heavily in technology solutions developing a proprietary package tracking system which provides customers the capability of tracking electronically the status of any package via a flexible web reporting system. The Company believes its same-day ground service compliments the delivery capabilities of companies such as UPS(R) and FedEx(R) by providing customers later release times, attractive pricing for multiple cartons deliveries including heavier package shipments, and the ability to track any of these packages electronically.

     In certain instances, the Company provides dedicated same-day routing solutions for customers who have outsourced their entire time-critical transportation requirements and where the customers' volume is sufficient to support such activities. However, the Company believes its time-critical conjunctive or commingled routing solutions throughout the major areas of the U.S. provide even large customers same-day service at lower costs than either the major package delivery companies or the customers can provide themselves. The Company believes the major area of growth is in these same-day conjunctive routing opportunities, and the Company has invested heavily to provide dynamic routing solutions based on sophisticated algorithms which are adjusted daily.

     The Company's customers represent a variety of industries and utilize the Company's services across multiple service offerings. Revenue categories and percentages of total revenue as of December 27, 2003 and December 28, 2002 are as follows:

                                    2003   2002
                                    ----   ----
     Commercial & office products   35.6%  32.5%
     Financial services             30.3%  29.4%
     Healthcare                     21.2%  22.8%
     Transportation & logistics      4.7%   4.9%
     Energy                          4.8%   4.6%
     Technology                      3.4%   5.8%

Historical Results of Operations

     Revenue for the quarter ended December 27, 2003 decreased $3.7 million or 4.9% to $71.3 million from $75.0 million for the quarter ended December 28, 2002. The decrease in revenue for the quarter ended December 27, 2003 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $7.5 million. This decline was offset by revenue growth from new customer contracts during the second quarter of approximately $3.8 million.

     Revenue for the six months ended December 27, 2003 decreased $5.1 million or 3.3% to $147.9 million from $153.0 million for the six months ended December 28, 2002. The decrease in revenue for the six months ended December 27, 2003 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $11.2 million. This decline was offset by revenue growth from new customer contracts during the first half of approximately $6.1 million.

     The Company is continually engaged in bidding additional contract work for a variety of customers. The Company's current pipeline of bidding activity remains robust, with potential customers whose expected billings would amount to approximately $70 million on an annual basis. The activity is consistent across all geographic regions in which the Company operates. In addition, new business wins in December 2003 were at near-record levels as the Company received 71% of customer business awarded, resulting in approximately $6.0 million in expected revenue on an annual basis. Implementation of newly awarded contracts generally requires from thirty to sixty days for full implementation.

     Cost of services for the quarter ended December 27, 2003 was $57.8 million, a decrease of $0.4 million or 0.7% from $58.2 million for the quarter ended December 28, 2002. The decrease consists of $2.9 million in cost reductions related to the reduced revenue described above and increases of $2.5 million related to inefficiencies in our cost of services cost structure. The increases included $1.5 million from driver pay as a result of maintaining the existing route structure as revenue declined as described above, $0.7 million related to increased umbrella and cargo insurance costs and $0.3 million related to other increased delivery costs. As a result, gross margin declined from 22.5% in the prior-year quarter to 18.9% for the quarter ended December 27, 2003.

     Cost of services for the six months ended December 27, 2003 was $118.9 million, an increase of $0.7 million or 0.6% from $118.2 million for the six months ended December 28, 2002. The increase consists of $1.3 million from one-time workers' compensation and auto liability insurance savings recognized in the first quarter of fiscal 2003 that did not recur in fiscal 2004, $2.3 million due to increases in driver pay as a result of maintaining the existing route structure as revenue declined as described above, and $1.0 million related to increased umbrella and cargo insurance costs. The increase was offset by $3.9 million in reduced direct costs from the reduced revenue described above. As a result, gross margin declined from 22.7% in the prior year first half to 19.6% for the six months ended December 27, 2003. The Company is now implementing route management technology that it has developed which it feels will allow the Company to improve its gross margin effectiveness. This program is rolling out over the next six months, beginning in February 2004.

     Selling, general and administrative ("SG&A") expenses for the quarter ended December 27, 2003 were $18.6 million or 26.1% of revenue, an increase of $5.0 million or 36.8% as compared with $13.6 million or 18.1% of revenue for the quarter ended December 28, 2002. The increase in SG&A for the quarter resulted from charges associated with the valuation of certain accounts receivable of $3.3 million. In connection with the review of accounts receivable at year end, the Company implemented improved credit standards to mitigate credit risk. The recent loss of revenue in the second quarter and on-going disputes with certain customers, in connection with these strengthened credit standards, has led management to reassess the Company reserves and increase its allowance for doubtful accounts. The Company will continue to pursue any disputed accounts through active collection practices. The Company also recorded a charge of approximately $0.8 million in connection with warrants issued to certain members of management. Additionally, approximately $0.5 million of the increase relates to telecommunication savings recognized in the prior-year quarter that did not recur in the current year, $0.2 million of the increase relates to the write off of bank fees in connection with the new senior subordinated note and $0.2 million is related to other miscellaneous items.

     SG&A expenses for the six months ended December 27, 2003 were $31.7 million or 21.4% of revenue, an increase of $4.3 million or 15.7% as compared with $27.4 million or 17.9% of revenue for the six months ended December 28, 2002. The increase in SG&A for the first half of fiscal 2004 resulted from charges associated with the valuation of certain accounts receivable of $3.6 million. In connection with the review of accounts receivable at the mid-year point, the revenue loss in the first six months and the Company's strengthening of its credit standards, the Company recorded this charge to mitigate credit risk. The Company also recorded a charge of approximately $0.8 million in connection with warrants issued to certain members of management. Approximately $0.5 million of the increase relates to telecommunication savings recognized in the prior year that did not recur in the current year and $0.2 million of the increase relates to the write off of bank fees in connection with the new senior subordinated note. The Company realized savings of approximately $0.2 million related to reduced headcounts as a result of centralization of back office functions.

     Occupancy charges for the quarter ended December 27, 2003 were $3.3 million, an increase of $0.1 million or 3.1% from $3.2 million for the quarter ended December 28, 2002. The net increase is due to higher utility and common area maintenance charges of approximately $0.2 million, partially offset by lower net rental expense of approximately $0.1 million.

     Occupancy charges for the six months ended December 27, 2003 were $6.5 million, an increase of $0.1 million or 1.6% from $6.4 million for the six months ended December 28, 2002. The net increase for the first six months is due to higher utility and common area maintenance charges of approximately $0.3 million, partially offset by lower net rental expense of approximately $0.2 million.

     Interest expense for the quarter ended December 27, 2003 increased $0.4 million to $1.2 million from $0.8 million for the quarter ended December 28, 2002. Interest expense related to the Company's borrowings increased over the same period in the prior year as a result of higher interest rates under the revolving credit and senior subordinated debt facilities.

     Interest expense for the six months ended December 27, 2003 increased $0.6 million to $2.2 million from $1.6 million for the six months ended December 28, 2002. Interest expense related to the Company's borrowings increased over the same period in the prior year as a result of higher interest rates under the revolving credit and senior subordinated debt facilities.

     As a result of the foregoing factors, the net loss for the quarter ended December 27, 2003 was $9.7 million, compared with $0.8 million for the same period in fiscal 2003, a decline of $8.9 million. Net loss for the six months ended December 27, 2003 was $11.4 million, compared with $0.6 million for the same period in fiscal 2003, a decline of $10.8 million.

     Net loss applicable to common shareholders was $34.9 million for quarter ended December 27, 2003 as compared with $1.0 million for the same period in fiscal 2003. Net loss applicable to common shareholders was $36.7 million for six months ended December 27, 2003 as compared with $0.9 million for the same period in fiscal 2003. For both the quarter and the six-month period, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series I Preferred. In the prior-year quarter and six months, the difference between net loss applicable to common shareholders and net loss related to the accretion of the charge associated with the common stock warrants issued with the Series H Preferred.

Liquidity and Capital Resources

     Cash flow used in operations was $6.8 million for the first half of fiscal 2004. This cash flow was comprised of cash used in operations of $3.5 million and cash used as a result of working capital changes of $3.3 million. Cash provided as a result of the decrease in accounts receivable of approximately $0.1 million was due to ongoing collection activity during the second quarter. Accounts payable provided approximately $1.1 million as a result of changes in payment terms with various vendors. The remaining use of working capital of $4.5 million was due to funding of claims (including insurance, cargo and legal) and other miscellaneous accruals.

     Cash flow used as a result of investing activities was $1.3 million and consisted primarily of capital expenditures for the Company's continued implementation of operational and customer-driven technology solutions initiatives. The Company's technology solutions are comprised of three elements:
(i) implementation of route management technology, (ii) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (iii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. The on-going financial benefits of this initiative will be in the form of reduced cost of services as the Company will have the ability to more effectively manage driver capacity, vehicle utilization and customer disputes. As an added benefit, the Company believes this initiative will provide an opportunity to recruit and retain the most qualified drivers available.

     Cash flow from financing activities amounted to $7.2 million during fiscal 2004. The primary source of cash was from the proceeds of the sale of the Series I Preferred stock which provided $22.7 million. The bridge loan provided $1.0 million. The Company paid down its revolving credit facility by $16.2 million, while debt financing costs and costs associated with the issuance of preferred stock used $1.3 million. In connection with the refinancing of the senior subordinated note, the Company paid $5.0 million to its former lender and received proceeds from the new senior subordinated note of $6.0 million.

     As of December 27, 2003, the Company had no outstanding purchase commitments for capital improvements.

     The Company reported a loss from operations of approximately $9.2 million for the first six months of fiscal 2004 and has negative working capital of approximately $6.5 million at December 27, 2003, primarily due to the classification of the revolving credit facility as a current liability even though managed as a long-term liability with a final maturity in fiscal 2007.

     In connection with the extensions of the revolving credit and senior subordinated debt facilities, the Company's Board of Directors authorized the sale of Series I Convertible Preferred Stock ("Series I Preferred") through a private placement. The Company was authorized to raise $25.2 million through sales of its Series I Preferred. The issuance of the Series I Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. In any event, no holder of the Series I Preferred is allowed to convert to common stock even after shareholder approval if the resulting conversion results in the holder having, cumulatively, more than 40% of the voting stock of the Company. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. The Series I Preferred was deemed to have contained a beneficial conversion amounting to $25.2 million which was recognized as a deemed dividend to preferred shareholders.

     During fiscal 2004, the Company intends to continue the execution of activities it previously initiated to further improve the operating performance of the Company and to meet its fiscal 2004 financial plan. These activities include, but are not limited to controlling its direct cost delivery expenses through the implementation of route management technology, while continuing to leverage the consolidated back office

SG&A platform. The Company raised $25.2 million in equity, which is being used to support the refinancing and extension of its revolving credit and senior subordinated debt facilities and for general working capital purposes.

     In January 2004, the Company's Board of Directors authorized the sale of up to $7.5 million of Series J Convertible Preferred Stock through a private placement. Further, the issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. The initial conversion price of the Series J Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. Due to the pricing of the Series J Preferred, the Company will be required to take a charge in its third quarter to reflect the beneficial conversion in the Series J Preferred.

     In connection with this new equity infusion, the Company has entered into a second amended and restated revolving credit facility with Fleet. The purpose of this amendment is to reset certain of the financial covenants provided for in the original amendment discussed in note 4 to the financial statements. As of December 27, 2003, there were no violations of covenants for which the Company did not obtain waivers. There can be no assurance that such waivers can be obtained in the event that violations of debt covenants occur in the future.

     The Company believes that the new equity relating to Series J Preferred, in conjunction with the new credit facility and the capital from Series I Preferred positions the Company to fund short-term cash losses and provide adequate liquidity to fund the future growth of the business. Management believes the new capital will allow the Company to implement the various initiatives, currently underway, directed at improving customer service levels, decreasing fixed expenses and fueling new business development.

     In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at December 27, 2003), or, at the Company's election, at LIBOR plus 3%. Further, these margins may be adjusted upward or downward 25 basis points on an annual basis based upon the Company's achieving certain conditions as defined in the agreement. As of December 27, 2003, the Company has 88% of the facility under LIBOR contracts at an average interest rate of 4.25%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures December 31, 2006. The Company also maintains a $6.0 million senior subordinated note with interest payable monthly at 12% per annum, as well as quarterly principal repayments of $0.5 million beginning January 31, 2005. The senior subordinated note matures October 31, 2007. Substantially all of the Company's assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to its interest coverage ratio, capital expenditures and maintaining of minimum availability and EBITDA levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $22.7 million at December 27, 2003. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures

          Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b)  Changes in internal controls

          The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company's books and records accurately reflect its transactions and that the established policies and procedures are followed. For the quarter ended December 27, 2003, there were no significant changes to internal controls or in other factors that could significantly affect the Company's internal controls.

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

     The Company has established additional reserves for litigation, which it believes are adequate. The Company reviews its litigation matters on a regular basis to evaluate the demands and likelihood of settlements and litigation related expenses. Based on this review, the Company does not believe that the pending active lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company's balance sheet or results of operations. The Company has managed to fund settlements and litigation expenses through cash flow and believes that it will be able to do so going forward. Settlements and litigation expenses have not had a material impact on cash flow and the Company believes they will not have a material impact going forward.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company has authorized the issuance of up to $25.2 million of Series I Convertible Preferred Stock ("Series I Preferred") through a private placement and between October 20, 2003 and December 19, 2003, entered into stock purchase agreements with individual investors to sell $25.2 million of the Series I Preferred. The issuance of the Series I Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. In any event, no holder of the Series I Preferred is allowed to convert to common stock even after shareholder approval if the resulting conversion results in the holder having, cumulatively, more than 40% of the voting stock of the Company. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. The Series I Preferred was deemed to have contained a beneficial conversion amounting to $25.2 million which was recognized as a deemed dividend to preferred shareholders.

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

ITEM 5. OTHER INFORMATION.

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits required by Item 601 of Regulation S-K:

          10.1 Amended and Restated Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of November 26, 2003.

          10.2 Note Purchase Agreement by and among Velocity Express, Inc., Velocity Express Corporation and BET Associates LP dated as of November 26, 2003.

          10.3 Senior Subordinated Note by and among Velocity Express, Inc., Velocity Express Corporation and BET Associates LP, dated as of November 26, 2003.

          10.4 Amendment to the Employment Agreement between Velocity Express, Inc. and Wesley C. Fredenburg.

          10.5 Employment Agreement between Velocity Express, Inc. and Jeffrey Hendrickson dated December 15, 2003.

          10.6 Employment Agreement between Velocity Express, Inc. and John Marsalisi dated December 22, 2003.

          10.7 Form of Stock Purchase Agreement to purchase Series I Convertible Preferred Stock

          31.1 Section 302 Certification of CEO

          31.2 Section 302 Certification of CFO

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

               None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on February 10, 2004.

                                          VELOCITY EXPRESS CORPORATION.


                                          By /s/  Vincent A. Wasik
                                             -----------------------------------
                                             Vincent A. Wasik
                                             Chairman of the Board,
                                             President & Chief Executive Officer


                                         By /s/  Mark E. Ties
                                            ------------------------------------
                                            Mark E. Ties
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)