Form 10-Q
period 2004-03-27
VELOCITY EXPRESS CORP
filed 2004-05-11
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 27, 2004

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

                                YES [_]   NO [X]

As of April 30, 2004 there were 9,357,222 shares of common stock of the registrant issued and outstanding.

================================================================================

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 March 27, 2004

                                                                            Page
                                                                            ----

Part I.    Financial Information..........................................     1

   ITEM 1. Consolidated Financial Statements (Unaudited)

              Balance Sheets as of March 27, 2004 and June 28, 2003.......     1

              Statements of Operations for the Three and Nine Months
               Ended March 27, 2004 and March 29, 2003....................     2

              Statement of Shareholders' Equity for the Nine Months
               Ended March 27, 2004.......................................     3

              Statements of Cash Flows for the Nine Months Ended
               March 27, 2004 and March 29, 2003..........................     4

              Notes to Consolidated Financial Statements..................     5

   ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................    11

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....    15

   ITEM 4. Controls and Procedures........................................    15

Part II.   Other Information..............................................    16

   ITEM 1. Legal Proceedings..............................................    16

   ITEM 2. Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities................................    16

   ITEM 3. Defaults Upon Senior Securities................................    17

   ITEM 4. Submission of Matters to a Vote of Security Holders............    17

   ITEM 5. Other Information..............................................    17

   ITEM 6. Exhibits and Reports on Form 8-K...............................    17

Signatures................................................................    18

                                    PART I.
                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                                    March 27,     June 28,
                                                                      2004          2003
                                                                  -----------   -----------
                                                                  (unaudited)
                            ASSETS
Current assets:
   Cash                                                           $     1,392   $     1,589
   Accounts receivable, net                                            34,000        38,102
   Accounts receivable - other                                          1,196         2,681
   Prepaid workers' compensation and auto liability insurance           6,479         7,425
   Other current assets                                                 1,207         1,518
                                                                  -----------   -----------
      Total current assets                                             44,274        51,315
Property and equipment, net                                             9,039         9,810
Goodwill                                                               42,830        42,830
Deferred financing costs, net                                           1,653         1,425
Other assets                                                            1,197         1,109
                                                                  -----------   -----------
Total assets                                                      $    98,993   $   106,489
                                                                  ===========   ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                         $    20,044   $    19,389
   Accrued insurance and claims                                         4,584         4,236
   Accrued wages and benefits                                           2,563         4,896
   Accrued legal and claims                                             2,061         3,730
   Other accrued liabilities                                              414           340
   Revolving credit facility and current portion of long-term
    debt                                                               29,957        39,143
                                                                  -----------   -----------
      Total current liabilities                                        59,623        71,734
Long-term debt less current portion                                     5,978         4,602
Accrued insurance and claims                                            5,088         7,703
Shareholders' equity:
   Preferred stock, $0.004 par value, 50,000 shares
    authorized 29,933 and 13,615 shares issued and outstanding
    at March 27, 2004 and June 28, 2003, respectively                  86,888        64,422
   Preferred warrants, 1,042 outstanding at March 27, 2004
    and June 28, 2003                                                   7,600         7,600
   Common stock, $0.004 par value, 150,000 shares authorized
    8,696 and 5,388 shares issued and outstanding at
    March 27, 2004 and June 28, 2003, respectively                         35            22
   Stock subscription receivable                                          (38)          (38)
   Additional paid-in-capital                                          95,736        65,882
   Accumulated deficit                                               (161,811)     (115,375)
   Foreign currency translation                                          (106)          (63)
                                                                  -----------   -----------
      Total shareholders' equity                                       28,304        22,450
                                                                  -----------   -----------
      Total liabilities and shareholders' equity                  $    98,993   $   106,489
                                                                  ===========   ===========

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                Three Months Ended          Nine Months Ended
                                                            -------------------------   -------------------------
                                                              March 27,     March 29,     March 27,     March 29,
                                                                2004          2003          2004          2003
                                                            -----------   -----------   -----------   -----------
Revenue                                                     $    67,986   $    76,335   $   215,895   $   229,294
Cost of services                                                 56,523        60,030       175,384       178,226
                                                            -----------   -----------   -----------   -----------
   Gross profit                                                  11,463        16,305        40,511        51,068
Operating expenses:
   Occupancy                                                      3,605         3,475        10,129         9,860
   Selling, general and administrative                           17,087        14,031        48,804        41,409
                                                            -----------   -----------   -----------   -----------
Total operating expenses                                         20,692        17,506        58,933        51,269
                                                            -----------   -----------   -----------   -----------
Loss from operations                                             (9,229)       (1,201)      (18,422)         (201)
Other income (expense):
   Interest expense                                                (557)         (679)       (2,799)       (2,250)
   Other                                                             --            15            --           (29)
                                                            -----------   -----------   -----------   -----------
Net loss                                                         (9,786)       (1,865)      (21,221)       (2,480)
Beneficial conversion feature on preferred stock issuance            --          (599)      (25,215)         (875)
                                                            -----------   -----------   -----------   -----------
Net loss applicable to common shareholders                  $    (9,786)  $    (2,464)  $   (46,436)  $    (3,355)
                                                            ===========   ===========   ===========   ===========
Basic and diluted net loss per share                        $     (1.31)  $     (0.53)  $     (7.58)  $     (0.77)
                                                            ===========   ===========   ===========   ===========
Basic and diluted weighted average number
 of common shares outstanding                                     7,497         4,687         6,128         4,355
                                                            ===========   ===========   ===========   ===========

                 See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Amounts in thousands)

                                                  Series B         Series C          Series D          Series F         Series G
                                              Preferred Stock  Preferred Stock   Preferred Stock   Preferred Stock  Preferred Stock
                                             ----------------  ----------------  ---------------  ----------------  ---------------
                                             Shares   Amount   Shares   Amount   Shares  Amount   Shares   Amount   Shares  Amount
                                             ------  --------  ------  --------  ------  -------  ------  --------  ------  -------
Balance at June 28, 2003                      2,807  $ 24,304   2,000  $ 13,600   1,517  $ 8,308     926  $  9,849   5,865  $ 4,377
   Stock option expense                          --        --      --        --      --       --      --        --      --       --
   Issuance of restricted stock                  --        --      --        --      --       --      --        --      --       --
   Common Stock warrants
    issued for services rendered                 --        --      --        --      --       --      --        --      --       --
   Warrant exercises                             --        --      --        --      --       --      --        --      --       --
   Offering costs                                --        --      --        --      --       --      --        --      --       --
   Conversion of preferred to common stock       --        --      --        --      --       --    (145)   (1,600)   (347)    (260)
   Issuance of Series I Preferred Stock          --        --      --        --      --       --      --        --      --       --
   Conversion of debt and
    interest to Series I Preferred Stock         --        --      --        --      --       --      --        --      --       --
   Series I Preferred Stock issued for
    services rendered                            --        --      --        --      --       --      --        --      --       --
   Series I Preferred Stock issued for fees
    related to senior subordinated note          --        --      --        --      --       --      --        --      --       --
   Beneficial conversion of
    Series I Preferred Stock                     --        --      --        --      --       --      --        --      --       --
   Net loss                                      --        --      --        --      --       --      --        --      --       --
   Foreign currency translation                  --        --      --        --      --       --      --        --      --       --
   Comprehensive loss                            --        --      --        --      --       --      --        --      --       --
                                             ------  --------  ------  --------  ------  -------  ------  --------  ------  -------
Balance at March 27, 2004                     2,807  $ 24,304   2,000  $ 13,600   1,517  $ 8,308     781  $  8,249   5,518  $ 4,117
                                             ======  ========  ======  ========  ======  =======  ======  ========  ======  =======

                                                 Series H          Series I        Preferred Stock
                                             Preferred Stock    Preferred Stock      Warrants         Common Stock       Stock
                                             ----------------  -----------------  ----------------  ----------------  Subscription
                                             Shares   Amount   Shares    Amount   Shares   Amount   Shares   Amount    Receivable
                                             ------  --------  -------  --------  ------  --------  ------  --------  ------------
Balance at June 28, 2003                        500  $  3,984       --  $     --   1,042  $  7,600   5,388  $     22  $        (38)
   Stock option expense                          --        --       --        --      --        --      --        --            --
   Issuance of restricted stock                  --        --       --        --      --        --      43        --            --
   Common Stock warrants
    issued for services rendered                 --        --       --        --      --        --      --        --            --
   Warrant exercises                             --        --       --        --      --        --     125        --            --
   Offering costs                                --       (66)      --      (823)     --        --      --        --            --
   Conversion of preferred to common stock       --        --       --        --      --        --   3,140        13            --
   Issuance of Series I Preferred Stock          --        --   15,153    22,730      --        --      --        --            --
   Conversion of debt and
    interest to Series I Preferred Stock         --        --      901     1,351      --        --      --        --            --
   Series I Preferred Stock issued for
    services rendered                            --        --      279       419      --        --      --        --            --
   Series I Preferred Stock issued for fees
    related to senior subordinated note          --        --      477       715      --        --      --        --            --
   Beneficial conversion of
    Series I Preferred Stock                     --        --       --        --      --        --      --        --            --
   Net loss                                      --        --       --        --      --        --      --        --            --
   Foreign currency translation                  --        --       --        --      --        --      --        --            --
   Comprehensive loss                            --        --       --        --      --        --      --        --            --
                                             ------  --------  -------  --------  ------  --------  ------  --------  ------------
Balance at March 27, 2004                       500  $  3,918   16,810  $ 24,392   1,042  $  7,600   8,696  $     35  $        (38)
                                             ======  ========  =======  ========  ======  ========  ======  ========  ============

                                             Additional                Foreign
                                              Paid-in    Accumulated   Currency
                                              Capital      Deficit    Translation    Total
Balance at June 28, 2003                     ----------  -----------  -----------  ---------
                                             $   65,882  $  (115,375) $       (63) $  22,450
   Stock option expense                             180           --           --        180
   Issuance of restricted stock                      45           --           --         45
   Common Stock warrants
    issued for services rendered                  2,566           --           --      2,566
   Warrant exercises                                  1           --           --          1
   Offering costs                                    --           --           --       (889)
   Conversion of preferred to common stock        1,847           --           --         --
   Issuance of Series I Preferred Stock              --           --           --     22,730
   Conversion of debt and
    interest to Series I Preferred Stock             --           --           --      1,351
   Series I Preferred Stock issued for
    services rendered                                --           --           --        419
   Series I Preferred Stock issued for fees
    related to senior subordinated note              --           --           --        715
   Beneficial conversion of
    Series I Preferred Stock                     25,215      (25,215)          --         --
   Net loss                                          --      (21,221)          --    (21,221)
   Foreign currency translation                      --           --          (43)       (43)
                                                                                   ---------
   Comprehensive loss                                --           --           --    (21,264)
                                             ----------  -----------  -----------  ---------
Balance at March 27, 2004                    $   95,736  $  (161,811) $      (106) $  28,304
                                             ==========  ===========  ===========  =========

                 See notes to consolidated financial statements

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                        Nine Months Ended
                                                   ---------------------------
                                                     March 27,      March 29,
                                                       2004           2003
                                                   ------------   ------------
OPERATING ACTIVITIES
   Net loss                                        $    (21,221)  $     (2,480)
   Adjustments to reconcile net loss to net
    cash flows used in operating activities:
      Depreciation                                        2,862          2,693
      Amortization                                          842            690
      Equity instruments issued for compensation          2,571             --
      Stock option expense                                  180             84
      Non-cash interest expense                             702            256
      Provision for bad debts                             4,150            480
      Other                                                  (6)            32
      Gain on retirement of equipment                        --            (11)
   Change in operating assets and liabilities:
      Accounts receivable                                 1,337         (4,273)
      Other current assets                                  719          3,301
      Other assets                                          (88)           (36)
      Accounts payable                                      835          1,435
      Accrued liabilities                                (4,050)        (5,506)
                                                   ------------   ------------
         Cash used in operating activities              (11,167)        (3,335)
INVESTING ACTIVITIES
   Proceeds from sale of assets                              --             11
   Capital expenditures                                  (2,015)        (1,818)
   Other                                                   (124)           104
                                                   ------------   ------------
         Cash used in investing activities               (2,139)        (1,703)
FINANCING ACTIVITIES
   Repayments under revolving credit agreement,
    net                                                 (10,102)          (817)
   Proceeds from bridge loan                              1,000             --
   Proceeds from senior subordinated debt                 6,000             --
   Repayment of senior subordinated debt                 (5,000)            --
   Proceeds from subscription notes                          --            (12)
   Proceeds from issuance of preferred stock, net        22,730          4,721
   Proceeds from issuance of common stock, net                1            400
   Issuance costs related to preferred stock               (722)            --
   Debt financing costs                                    (798)          (537)
                                                   ------------   ------------
         Cash provided by financing activities           13,109          3,755
                                                   ------------   ------------
Net decrease in cash and cash equivalents                  (197)        (1,283)
Cash and cash equivalents, beginning of period            1,589          2,704
                                                   ------------   ------------
Cash and cash equivalents, end of period           $      1,392   $      1,421
                                                   ============   ============

                 See notes to consolidated financial statements

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

     The Company has one of the largest time-critical networks and provides a national footprint for customers desiring same-day service throughout the United States. The Company's driver work force is primarily comprised of independent contractors who must pass an intensive screening process to include: proof of identity and authorization to work in the U.S.; criminal background check for felony, theft and violence convictions; pre-engagement alcohol and substance usage testing with post-accident and random testing throughout the year; validation of driving records to include DUI/DWI convictions and moving violations within the prior three years; automobile liability insurance of $0.3 million to $1.0 million with the Company named as an additional insured; and vehicle requirements that meet regulatory and safety standards.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The unaudited consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 27, 2004, and the results of its operations for the nine months ended March 27, 2004 and March 29, 2003, and its cash flows for the nine months ended March 27, 2004 and March 29, 2003 have been included. The results of operations for the nine months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2004. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 28, 2003, and the footnotes thereto, included in the Company's Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     Comprehensive loss - Comprehensive loss was $21.3 million and $2.5 million for the nine months ended March 27, 2004 and March 29, 2003, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

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

     The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net income (loss) per common share:

                                                             Three Months Ended           Nine Months Ended
                                                          ------------------------    ------------------------
                                                           March 27,     March 29,     March 27,     March 29,
                                                             2004          2003          2004          2003
                                                          ----------    ----------    ----------    ----------
                                                             (Amounts in thousands, except per share data)
Numerator
   Net loss                                               $   (9,786)   $   (1,865)   $  (21,221)   $   (2,480)
   Accretion of beneficial conversion feature
    for Series H Preferred Stock                                  --          (599)           --          (875)
   Beneficial conversion feature for Series I Preferred           --            --       (25,215)           --
                                                          ----------    ----------    ----------    ----------
   Net loss applicable to common shareholders             $   (9,786)   $   (2,464)   $  (46,436)   $   (3,355)
                                                          ==========    ==========    ==========    ==========
Denominator for basic and diluted loss per share
   Weighted average shares                                     7,497         4,687         6,128         4,355
                                                          ==========    ==========    ==========    ==========
Basic and diluted loss per share                          $    (1.31)   $    (0.53)   $    (7.58)   $    (0.77)
                                                          ==========    ==========    ==========    ==========

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
--------------------------------------------------------------------------------

     The following table presents the shares of securities that could potentially dilute basic earnings per share in the future. For all periods presented, the potenitally dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

                                       Three Months Ended         Nine Months Ended
                                     -----------------------   -----------------------
                                      March 27,    March 29,    March 27,    March 29,
                                        2004         2003         2004         2003
                                     ----------   ----------   ----------   ----------
                                                  (Amounts in thousands)
Stock options                                --           24           --           12
Common warrants                           7,885        1,859        6,757          939
Preferred warrants:
   Series C Convertible Preferred         3,338          804        3,337          809
   Series D Convertible Preferred         2,136          500        2,136          501
Convertible preferred stock:
   Series B Convertible Preferred        16,404        4,103       16,404        4,103
   Series C Convertible Preferred         8,112        1,976        8,112        1,976
   Series D Convertible Preferred        15,159        4,365       15,159        4,392
   Series F Convertible Preferred        16,373        5,775       17,229        5,848
   Series G Convertible Preferred         4,754        1,286        4,870        1,286
   Series H Convertible Preferred        17,259        3,664       17,259        1,860
   Series I Convertible Preferred       169,809           --       83,819           --
                                     ----------   ----------   ----------   ----------
                                        261,229       24,356      175,082       21,726
                                     ==========   ==========   ==========   ==========

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

                                                                Three Months Ended          Nine Months Ended
                                                             ------------------------    ------------------------
                                                              March 27,     March 29,     March 27,     March 29,
                                                                2004          2003          2004          2003
                                                             ----------    ----------    ----------    ----------
                                                                   (In thousands, except per share amounts)
Net loss applicable to common shareholders, as reported      $   (9,786)   $   (2,464)   $  (46,436)   $   (3,355)
   Add: Stock-based employee compensation expense included
    in reported net loss applicable to common shareholders           32            --            96            --
   Deduct: Stock-based compensation expense determined
    under fair value method for all awards                           (5)         (326)         (371)       (1,134)
                                                             ----------    ----------    ----------    ----------
   Pro forma                                                 $   (9,759)   $   (2,790)   $  (46,711)   $   (4,489)
                                                             ==========    ==========    ==========    ==========
Basic and diluted loss per common share:
   As reported                                               $    (1.31)   $    (0.53)   $    (7.58)   $    (0.77)
                                                             ==========    ==========    ==========    ==========
   Pro forma                                                 $    (1.30)   $    (0.60)   $    (7.62)   $    (1.03)
                                                             ==========    ==========    ==========    ==========

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
--------------------------------------------------------------------------------

     In fiscal 2004, the Company issued 3,456,663 common stock warrants to certain members of the Company's management. The warrants have an exercise price of $0.01 per share and a term of five years. The warrants contain a provision to allow additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. The fair value of the warrants was approximately $2.6 million, $0.8 million of which was included in compensation expense in the statement of operations during the second quarter, and $1.8 million of which is included in compensation expense in the statement of operations in the third quarter. Further expansion of the management team may result in additional warrant issuances and related compensation charges.

3.   INSURANCE

     The Company maintains a self-insurance reserve for its workers' compensation and automobile liability risk that is funded with cash being held by the Company's insurance company. The cash held by the insurance company at March 27, 2004 and June 28, 2003 amounts to $6.5 million and $7.4 million, respectively and is reported on the balance sheet as part of Prepaid Workers' Compensation and Auto Liability insurance. The insurance reserve at March 27, 2004 and June 28, 2003 was $7.9 million and $10.5 million, respectively. These amounts are reported on the balance sheet with accrued insurance and claims. The reserves are based upon analysis and an actuarial determination made by the insurer. The reserves represent the estimate of potential current and future costs.

4.   FINANCING ARRANGEMENTS

                            March 27,    June 28,
                              2004         2003
                           ----------   ---------
                           (Amounts in thousands)
Revolving note             $   28,859   $  38,961
Senior subordinated note        5,429       4,602
Other                           1,647         182
                           ----------   ---------
                               35,935      43,745
Less current maturities       (29,957)    (39,143)
                           ----------   ---------
Total                      $    5,978   $   4,602
                           ==========   =========

     On November 26, 2003, the Company entered into an amended and restated revolving credit facility with Fleet Capital Corporation ("Fleet") and Merrill Lynch Capital. Borrowings under the revolving credit facility are limited to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at March 27, 2004), or, at the Company's election, at LIBOR plus 3%. Further, these margins may be adjusted upward or downward 25 basis points on an annual basis depending on the Company's achieving certain conditions as defined in the agreement. As of March 27, 2004, the Company has 87% of the facility under LIBOR contracts at an average interest rate of 4.24%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures December 31, 2006. Due to the characteristics of the revolving credit facility, in accordance with current accounting pronouncements, the Company has classified the amount outstanding under the revolving credit facility as a current liability. Despite the balance sheet classification, the Company intends to manage the revolving credit facility as long-term debt with a final maturity date in fiscal 2007.

     On November 26, 2003, the Company entered into a new senior subordinated note agreement with BET Associates, LP which replaced the senior subordinated debt facility with the former lender, Bayview Capital. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.6 million at March 27, 2004, and is being amortized over the remaining term of the note. The

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
--------------------------------------------------------------------------------

Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and will be amortized over the life of the loan. The senior subordinated note requires quarterly principal repayments of $0.5 million beginning January 31, 2005, and has interest payable monthly at 12% per annum. Further, the Company is required to pay a service fee of $5,000 per month. The senior subordinated note is due October 31, 2007. The note is subordinate to the revolving note.

     Substantially all of the Company's assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to its interest coverage ratio, capital expenditures and maintaining of minimum availability and EBITDA levels. As of March 27, 2004, there were no violations of covenants for which the Company did not obtain waivers.

     On March 31, 2004, the Company entered into the third amendment to the amended and restated revolving credit facility with Fleet. The purpose of this amendment was to reset certain of the financial covenants provided for in the agreement discussed above.

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

5.   SHAREHOLDERS' EQUITY

     Series I Convertible Preferred Stock - In connection with the extensions of the revolving credit and senior subordinated debt facilities, the Company's Board of Directors authorized the sale of up to $25.2 million in Series I Convertible Preferred Stock ("Series I Preferred") through a private placement. The issuance of the Series I Preferred is subject to shareholder approval and has voting rights on an as-converted basis unless the resulting conversion results in the holder having, cumulatively, more than 40% of the voting stock of the Company. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. The Series I Preferred was deemed to have contained a beneficial conversion amounting to $25.2 million which was recognized as a deemed dividend to preferred shareholders.

6.   CASH REQUIREMENTS

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $18.4 million for the nine months ended March 27, 2004. The Company's ability to continue to fund these operating losses and its ability to grow the business depends on its ability to obtain additional sources of funds for working capital for fiscal 2004.

     The Company's revolving credit facility with Fleet Capital Corporation ("Fleet") and its senior subordinated debt facility have been extended through fiscal 2007 and 2008, respectively. In connection with raising $12.0 million through a Series J private placement (see Note 7), the Company has amended and restated its revolving credit and senior subordinated debt facilities in order to reset certain of the financial

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
--------------------------------------------------------------------------------

covenants provided for in the credit facilities. As of March 27, 2004, there were no violations of covenants for which the Company did not obtain waivers. There can be no assurance that such waivers can be obtained in the event that violations of debt covenants occur in the future.

     The Company's operating plans include controlling its direct cost of delivery expenses through the implementation of its route management technology, while continuing to leverage the consolidated back office selling, general and administrative platform. The Company believes that the new equity relating to the Series J Preferred, in conjunction with the new credit facility and the capital from Series I Preferred positions the Company to fund short-term cash losses and provide adequate liquidity to fund the future growth of the business. Management believes the new capital will allow the Company to implement the various initiatives currently under way directed at improving customer service levels, decreasing fixed expenses and fueling new business development. The Company expects to continue to secure additional financing from its lenders or through the issuance of additional Company equity securities; however, there can be no assurance that such funding can be obtained.

7.   SUBSEQUENT EVENT

     Series J Convertible Preferred Stock - In February 2004, the Company's Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock ("Series J Preferred") through a private placement. The issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. The initial conversion price of the Series J Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. The Company began selling its Series J Preferred on March 30, 2004 and expects to complete sales of Series J Preferred in the fourth quarter. The Company will be required to take a charge against net income available to common shareholders of $12.0 million in its fourth quarter to reflect the beneficial conversion in the Series J Preferred.

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

     The Company has one of the largest time-critical networks and provides a national footprint for customers desiring same-day service throughout the United States. The Company's driver work force is primarily comprised of independent contractors who must pass an intensive screening process to include: proof of identity and authorization to work in the U.S.; criminal background check for felony, theft and violence convictions; pre-engagement alcohol and substance usage testing with post-accident and random testing throughout the year; validation of driving records to include DUI/DWI convictions and moving violations within the prior three years; automobile liability insurance of $0.3 million to $1.0 million with the Company named as an additional insured; and vehicle requirements that meet regulatory and safety standards.

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

     The Company's customers represent a variety of industries and utilize the Company's services across multiple service offerings. Revenue categories and percentages of total revenue as of March 27, 2004 and March 29, 2003 are as follows:

                                             2004           2003
                                             ----           ----
Commercial & office products                 38.5%          34.6%
Financial services                           28.7%          27.9%
Healthcare                                   19.3%          24.0%
Transportation & logistics                    4.9%           4.3%
Energy                                        5.2%           5.5%
Technology                                    3.4%           3.7%

Historical Results of Operations

     During the second quarter of this fiscal year, the company's service relationship with two corporate customers was terminated. Revenue for the quarter ended March 27, 2004 decreased $8.3 million or 10.9% to $68.0 million from $76.3 million for the quarter ended March 29, 2003. Approximately sixty-five percent of the net decline in revenue is the result of the termination of these two relationships. When adjusted for the effect of the aforementioned terminations of service, revenue in the quarter ended March 27, 2004 was approximately one per cent lower than the revenue reported for the quarter ended December 27, 2003. During the quarter, revenue from new customer and expanded customer contracts was approximately $3.8 million.

     During the second quarter of this fiscal year, the company's service relationship with two corporate customers was terminated. Revenue for the nine months ended March 27, 2004 decreased $13.4 million or 5.8% to $215.9 million from $229.3 million for the nine months ended March 29, 2003. Approximately seventy-nine per cent of the net decline in revenue is the result of the termination of these two relationships. The remaining decrease in revenue for the nine months ended March 27, 2004 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations. During the nine month period ended March 27, 2004, revenue growth from new customer and expanded customer contracts was approximately $9.9 million.

     The Company is continually engaged in bidding additional contract work for a variety of customers. The Company's current pipeline of bidding activity remains robust, with potential customers whose expected billings would amount to approximately $92 million on an annual basis. The activity is consistent across all geographic regions in which the Company operates. Implementation of newly awarded contracts generally requires from thirty to sixty days for full implementation.

     Cost of services for the quarter ended March 27, 2004 was $56.5 million, a reduction of $3.5 million or 5.8% from $60.0 million for the quarter ended March 29, 2003. The decrease consists of $6.6 million in cost reductions related to the reduced revenue described above and increases of $3.1 million related to increased costs. The increases included $2.0 million of compensatory costs for employee drivers, independent contractor drivers and other purchased transportation, $0.4 million of insurance costs and $0.7 million of other increased delivery costs. As a result, gross margin declined from 21.4% in the prior-year quarter to 16.9% for the quarter ended March 27, 2004.

     Cost of services for the nine months ended March 27, 2004 was $175.4 million, a reduction of $2.8 million or 1.6% from $178.2 million for the nine months ended March 29, 2003. The decrease consists of $10.4 million in direct cost savings resulting from the reduced revenue described above. The reduction was offset by increases totaling $7.6 million, comprised of $5.0 million of increased compensatory costs for employee drivers, independent contractor drivers and other purchased transportation, $1.9 million of increased insurance costs and $0.7 million of increases in other delivery costs. As a result, gross margin declined from 22.3% in the prior year to 18.8% for the nine months ended March 27, 2004.

     Selling, general and administrative ("SG&A") expenses for the quarter ended March 27, 2004 were $17.1 million or 25.1% of revenue, an increase of $3.1 million or 22.1% as compared with $14.0 million or 18.4% of revenue for the quarter ended March 29, 2003. The increase in SG&A for the quarter resulted from a charge of approximately $1.8 million in connection with warrants issued to certain members of management. Additionally, approximately $0.6 million of the increase relates to increased contract labor costs, $0.5 million relates to increased travel and employee acquisition costs and $0.2 million of the increase relates to other miscellaneous items.

     SG&A expenses for the nine months ended March 27, 2004 were $48.8 million or 22.6% of revenue, an increase of $7.4 million or 17.9% as compared with $41.4 million or 18.1% of revenue for the nine months ended March 29, 2003. The increase in SG&A for the first nine months of fiscal 2004 resulted from charges associated with the valuation of certain accounts receivable of $3.7 million. In connection with the review of accounts receivable at the mid-year point, the revenue loss in the first half and the Company's strengthening of its credit standards, the Company recorded this charge to mitigate credit risk. The Company also recorded charges of approximately $2.6 million in connection with warrants issued to certain members of management. Approximately $0.2 million of the increase relates to the write off of bank fees in connection with the new senior subordinated note, approximately $1.5 million of the increase relates to increased contract labor costs, $0.4 million relates to increased travel and costs related to hiring of new executives and $1.5 million of the increase relates to other miscellaneous items. The Company realized savings of approximately $2.7 million related to reduced headcounts as a result of centralization of back office functions.

     Occupancy charges for the quarter ended March 27, 2004 were $3.6 million, an increase of $0.1 million or 2.9% from $3.5 million for the quarter ended March 29, 2003. The net increase is due to higher utility and common area maintenance charges and higher net rental expense.

     Occupancy charges for the nine months ended March 27, 2004 were $10.1 million, an increase of $0.2 million or 2.0% from $9.9 million for the nine months ended March 29, 2003. The net increase for the first nine months is due to higher utility and common area maintenance charges of as well as higher net rental expense.

     Interest expense for the quarter ended March 27, 2004 decreased $0.1 million to $0.6 million from $0.7 million for the quarter ended March 29, 2003. Interest expense related to the Company's borrowings decreased over the same period in the prior year as a result of lower interest rates and lower average borrowings under the revolving credit and senior subordinated debt facilities.

     Interest expense for the nine months ended March 27, 2004 increased $0.5 million to $2.8 million from $2.3 million for the nine months ended March 29, 2003. Interest expense related to the Company's borrowings increased over the same period in the prior year as a result of higher average interest rates under the revolving credit and senior subordinated debt facilities.

     As a result of the foregoing factors, the net loss for the quarter ended March 27, 2004 was $9.8 million, compared with $1.9 million for the same period in fiscal 2003, an increase of $7.9 million. Net loss for the nine months ended March 27, 2004 was $21.2 million, compared with $2.5 million for the same period in fiscal 2003, an increase of $18.7 million.

     Net loss applicable to common shareholders was $9.8 million for quarter ended March 27, 2004 as compared with $2.5 million for the same period in fiscal 2003. Net loss applicable to common shareholders was $46.4 million for nine months ended March 27, 2004 as compared with $3.4 million for the same period in fiscal 2003. For the nine-month period, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series I Preferred. In the prior-year quarter and nine months, the difference between net loss applicable to common shareholders and net loss related to the accretion of the charge associated with the common stock warrants issued with the Series H Preferred.

Liquidity and Capital Resources

     Cash flow used in operations was $11.2 million for the first nine months of fiscal 2004. This cash flow was comprised of cash used in operations of $9.9 million and cash used as a result of working capital changes of $1.3 million. Cash provided as a result of the decrease in accounts receivable of approximately $1.3 million was due to ongoing collection activity during the third quarter. Accounts payable provided approximately $0.8 million as a result of changes in payment terms with various vendors. The remaining use of working capital of $3.4 million was due to funding of claims (including insurance, cargo and legal) and other miscellaneous accruals.

     Cash flow used as a result of investing activities was $2.1 million and consisted primarily of capital expenditures for the Company's continued implementation of operational and customer-driven technology solutions initiatives. The Company's technology solutions are comprised of three elements:
(i) implementation of route management technology, (ii) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (iii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. The on-going financial benefits of this initiative will be in the form of reduced cost of services as the Company will have the ability to more effectively manage driver capacity, vehicle utilization and customer disputes. As an added benefit, the Company believes this initiative will provide an opportunity to recruit and retain the most qualified drivers available.

     Cash flow from financing activities amounted to $13.1 million during fiscal 2004. The primary source of cash was from the proceeds of the sale of the Series I Preferred stock which provided $22.7 million. The bridge loan provided $1.0 million. The Company paid down its revolving credit facility by $10.1 million, while debt financing costs and costs associated with the issuance of preferred stock used $1.5 million. In connection with the refinancing of the senior subordinated note, the Company paid $5.0 million to its former lender and received proceeds from the new senior subordinated note of $6.0 million.

     As of March 27, 2004, the Company had no outstanding purchase commitments for capital improvements.

     The Company reported a loss from operations of approximately $18.4 million for the first nine months of fiscal 2004 and has negative working capital of approximately $15.3 million at March 27, 2004, primarily due to the classification of the revolving credit facility as a current liability even though managed as a long-term liability with a final maturity in fiscal 2007.

     In connection with the extensions of the revolving credit and senior subordinated debt facilities, the Company's Board of Directors authorized the sale of up to $25.2 million in Series I Convertible Preferred Stock ("Series I Preferred") through a private placement. The issuance of the Series I Preferred is subject to shareholder approval and has voting rights on an as-converted basis unless the resulting conversion results in the holder having, cumulatively, more than 40% of the voting stock of the Company. The initial conversion price of the Series I Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. The Series I Preferred was deemed to have contained a beneficial conversion amounting to $25.2 million which was recognized as a deemed dividend to preferred shareholders.

     During fiscal 2004, the Company intends to continue the execution of activities it previously initiated to further improve the operating performance of the Company. These activities include, but are not limited to controlling its direct cost delivery expenses through the implementation of route management technology, while continuing to leverage the consolidated back office SG&A platform. The Company raised $25.2 million in equity, which is being used to support the refinancing and extension of its revolving credit and senior subordinated debt facilities and for general working capital purposes.

     In February 2004, the Company's Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock through a private placement. Further, the issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. The initial conversion price of the Series J Preferred is $0.15 per common share, and is convertible, upon shareholder approval, into the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. The Company began selling its Series J Preferred on March 30, 2004 and expects to complete sales of Series J Preferred in the fourth quarter. The Company will be required to take a charge against net income available to common shareholders of $12.0 million in its fourth quarter to reflect the beneficial conversion in the Series J Preferred.

     The Company has entered into the third amendment to the amended and restated revolving credit facility with Fleet. The purpose of this amendment was to reset certain of the financial covenants provided for in the amendment discussed in note 4 to the financial statements. As of March 27, 2004, there were no violations of covenants for which the Company did not obtain waivers. There can be no assurance that such waivers can be obtained in the event that violations of debt covenants occur in the future.

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

     In the long term, the Company intends to continue to fund its operations through the extension of its existing revolving credit and senior subordinated debt facilities. The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.25% at March 27, 2004), or, at the Company's election, at LIBOR plus 3%. Further, these margins may be adjusted upward or downward 25 basis points on an annual basis depending on the Company's achieving certain conditions as defined in the agreement. As of March 27, 2004, the Company has 87% of the facility under LIBOR contracts at an average interest rate of 4.24%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility matures December 31, 2006. The Company also maintains a $6.0 million senior subordinated note with interest payable monthly at 12% per annum, as well as quarterly principal repayments of $0.5 million beginning January 31, 2005. The senior subordinated note matures October 31, 2007. Substantially all of the Company's assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to its interest coverage ratio, capital expenditures and maintaining of minimum availability and EBITDA levels.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $28.9 million at March 27, 2004. If the entire revolving credit facility were subject to a one-percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $0.3 million.

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

     (b)  Changes in internal controls

          The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that the Company's books and records accurately reflect its transactions and that the established policies and procedures are followed. For the quarter ended March 27, 2004, there were no significant changes to internal controls or in other factors that could significantly affect the Company's internal controls.

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

Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. Further, the Company's ability to pay dividends is restricted under the terms of the revolving credit facility and subordinated debt facility.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 5.   OTHER INFORMATION.

     The Company does not currently have a formal procedure by which security holders may recommend nominees to the Registrant's Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits required by Item 601 of Regulation S-K:

          10.1 Form of Stock Purchase Agreement to purchase Series J Convertible Preferred Stock

          10.2 Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004

          31.1 Section 302 Certification of CEO

          31.2 Section 302 Certification of CFO

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Minneapolis, State of Minnesota on May 11, 2004.

                                        VELOCITY EXPRESS CORPORATION.


                                        By  /s/ Vincent A. Wasik
                                           -------------------------------------
                                           Vincent A. Wasik
                                           Chairman of the Board, President
                                           & Chief Executive Officer


                                        By  /s/ Robert B. Lewis
                                           -------------------------------------
                                           Robert B. Lewis
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)