Form 10-K
period 2004-07-03
VELOCITY EXPRESS CORP
filed 2004-12-23
CIK 1002902

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                               -----------------

                                   FORM 10-K

                               -----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 3, 2004

                               -----------------

                          Commission File No. 0-28452

                         VELOCITY EXPRESS CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                 0-28452               87-0355929
        (State or other        (Commission File          (IRS Employer
         jurisdiction of            Number)           Identification No.)
         incorporation)

      One Morningside Drive North, Bldg. B, Suite 300,
                   Westport, Connecticut                 06880
          (Address of Principal Executive Offices)     (Zip Code)

                                (203) 349-4160
             (Registrant's telephone number, including area code)

                               -----------------

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

                              Yes  [_]    No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              Yes  [_]    No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: December 27, 2003: $3,386,179.

As of July 3, 2004, there were 10,284,301 shares of Common Stock of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

================================================================================

                               TABLE OF CONTENTS

PART I. 1...........................................................................  1

  ITEM 1   Description of Business..................................................  1
  ITEM 2.  Description of Property..................................................  6
  ITEM 3.  Legal Proceedings........................................................  7
  ITEM 4.  Submission of Matters to a Vote of Security Holders......................  7

PART II.............................................................................  8

  ITEM 5.  Market for Common Equity and Related Stockholder Matters.................  8
  ITEM 6.  Selected Financial Data.................................................. 12
  ITEM 7.  Management's Discussion and Analysis..................................... 13
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk............... 25
  ITEM 8.  Financial Statements and Supplementary Data.............................. 26
  ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure............................................................... 55
  ITEM 9A. Controls and Procedures.................................................. 55

PART III............................................................................ 56

  ITEM 10. Directors and Executive Officers of the Registrant....................... 56
  ITEM 11. Executive Compensation................................................... 59
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management........... 66
  ITEM 13. Certain Relationships and Related Transactions........................... 81
  ITEM 14. Principal Accounting Fees and Services................................... 83

PART IV............................................................................. 84.

  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 84

SIGNATURES.......................................................................... 85

POWER OF ATTORNEY................................................................... 85

FINANCIAL STATEMENT SCHEDULES....................................................... 86

EXHIBIT INDEX....................................................................... 87

                                    PART I.

Forward-Looking Information

   In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Velocity Express Corporation (the "Company") notes that certain statements in this Form 10-K and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. Additionally, such statements are based, in part, on assumptions made by, and information currently available to, management, including management's own knowledge and assessment of the Company, the industry and competition. When used herein, the words "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected.

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

   Immediately after the acquisition of CEDS, the Company initiated various post-merger integration and consolidation initiatives. In fiscal 2000, the Company integrated CEDS' management team into its own, resulting in the elimination of redundant positions and the realignment and "right sizing" of CEDS' field management structure. Upon the completion of this integration, the Company then began divesting CEDS' non-core air courier business operations, with the sale of one of the three acquired air courier operations in June 2000 and the closing or consolidation of unprofitable locations.

   In fiscal 2001, the Company divested the second of the three non-core air courier operations in October 2000 and in the third quarter of fiscal 2001 announced the implementation of a multi-faceted restructuring program allowing it to accelerate the "right-sizing" of its operations. As a result, the Company streamlined and downsized its operations by reducing its workforce and consolidating various locations. The total charge associated with this restructuring program was $7.1 million consisting of severance costs of $2.2 million, $3.3 million for rental costs associated with the termination of building leases and location rationalization costs and $1.6 million for the write off of equipment.

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

   For further discussion regarding the impact these initiatives had on the operating performance of the Company, please see additional discussion in the "Management's Discussion and Analysis" section below.

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

   The Company expects that further growth in the same-day time-critical logistics market will be fueled by corporate America's trend toward outsourcing and third-party logistics. Many businesses that outsource their distribution and logistics needs prefer to purchase such services from one source, capable of servicing multiple cities nationwide. Outsourcing decreases their number of vendors and also maximizes efficiency, improves customer service and simplifies billing. Customers are also seeking to reduce their cycle times and implement "supply chain management" and "just-in-time" inventory management practices designed to reduce inventory carrying costs. The growth of these practices has increased the demand for more reliable logistics services. The Company believes that same-day transportation customers increasingly seek greater reliability, convenience, and speed from a trusted package delivery provider. Customers are also seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. The Company believes it is the only national same-day transportation and logistics service provider with the geographic reach and national footprint to meet these evolving needs.

Regulation and Safety

   The Company's business and operations are subject to various federal, state, and local regulations and, in many instances, require permits and licenses from these authorities. The Company holds nationwide general commodities authority from the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an inter-state basis within the contiguous 48 states and, where required, holds statewide general commodities authority. The Company is also subject to regulation by the Federal Aviation Administration/Transportation Safety Administration for cargo shipments intended for transport on commercial airlines.

   In connection with the operation of certain motor vehicles, the handling of hazardous materials in its delivery operations and other safety matters, including insurance requirements, the Company is subject to regulation by the U.S. Department of Transportation and the states. The Company is also subject to regulation by the Occupational Safety and Health Administration, provincial occupational health and safety legislation and federal and provincial employment laws with respect to such matters as hours of work, driver logbooks and workers' compensation. The Company believes that it is in compliance with all of these regulations. Failure to comply with the applicable regulations could result in substantial fines or possible revocations of one or more of the Company's operating permits.

   From time to time, the Company's drivers are involved in accidents. The Company carries liability insurance with a per claim self-insured retention. Owner-operators and independent contractors are required to maintain auto liability insurance at amounts required by the Company. The Company also has insurance policies covering fidelity liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records, and pass a criminal background and drug test, among other criteria.

Sales and Marketing

   The Company has initiated a comprehensive sales and marketing program that emphasizes its competitive position as the leading national provider of same-day transportation services. The Company has also realigned its national accounts and logistics team, and restructured its field sales organization to effectively pursue growth opportunities. Sales efforts are conducted at both the local and national levels through the Company's extensive network of local sales representatives. The Company employs 33 marketing and sales representatives who make regular calls on existing and potential customers to determine their ongoing delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and quickly respond to customer concerns.

   The Company's sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. The expansion of the Company's national sales program and continuing investment in technology to support expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations. As of the end of fiscal 2004, approximately 80 percent of the Company's revenues come from national companies needing multi-location logistics solutions.

Competition

   The Company competes with a number of established, local, same-day couriers and messenger services. Competition in local markets is intense. Nationally, the Company competes with other large companies having same-day transportation operations in multiple markets. Although many of the Company's competitors have substantial resources and experience in the same-day transportation business, the Company believes that its national presence, wide array of service offerings, use of sophisticated technology and branding strategy will allow it to successfully compete in any market in which it currently operates or may elect to enter.

   There are also a number of national and international carriers who provide document and package shipment solutions to individuals and business customers. This market, which is dominated by major carriers such as UPS(R), Federal Express(R), Airborne(TM), DHL(TM) and the United States Postal Service, is also extremely competitive. However, these companies engage primarily in the next-day and second-day ground and air delivery businesses and operate by imposing strict drop-off deadlines and rigid package dimension and weight limitations on customers. By comparison, the Company operates in the same-day transportation business, and handles customized delivery needs on either a scheduled, distribution or expedited basis. Accordingly, the Company does not believe that it is in direct competition with these major carriers in same-day transportation services although there are no assurances that one of these entities might not enter its market.

Technology

   The Company believes the integration of high-tech communications software within the currently low-tech same-day transportation business can provide a market differentiation between its services and those of its competitors. The Company believes customers will be attracted to companies with the ability to offer greater efficiency, service, and customer supply chain information through the use of technology. The Company plans to continue to use technology to manage and coordinate its dispatching, delivery, tracking, warehousing and logistics, and other back office functions in order to help its customers and itself operate more efficiently and cost-effectively. To meet the customers' needs for reliability, efficiency and speed, the Company has implemented and will continue to implement the following technology initiatives:

  . Smart package tracking technology which will provide a single source of aggregated delivery chain of custody supply chain information to national customers;

  . A customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, real-time proof of delivery retrieval and customer order entry

  .   Route optimization software for large-market delivery efficiency

Trademarks

   The Company has registered Velocity Express(R), Velocity(R), Relentless Reliability(R) and currently has other applications pending for trademarks and service marks ("marks") in the United States and internationally.. There can be no assurance that any of these marks, if registered, will afford the Company protection against competitors with similar marks that may have a use date prior to that of the Company's. In addition, no assurance can be given that others will not infringe upon the Company's marks, or that the Company's marks will not infringe upon marks and proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any mark claimed by the Company, and if instituted, that such challenges will not be successful.

Employees

   As of July 3, 2004, the Company had approximately 1,721 employees, of whom approximately 786 primarily were employed in various management, sales, and other corporate positions and approximately 935 were employed as drivers and operations personnel. Additionally, the Company had contracts with approximately 4,000 independent contractor drivers in its delivery operations in North America. The Company believes that its relations with its employees are good and the Company is not a party of any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

   As of July 3, 2004 The Company operated from 141 leased facilities in the United States and two leased facilities in Canada (not including customer-owned facilities). These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

                            Number of                               Number of
                              Leased                                  Leased
 State                      Facilities State                        Facilities
 -----                      ---------- -----                        ----------
 Alabama...................     3      New Jersey..................      3
 Arizona...................     2      New Mexico..................      1
 Arkansas..................     3      New York....................     13
 California................     9      North Carolina..............      9
 Colorado..................     1      North Dakota................      2
 Connecticut...............     2      Oklahoma....................      4
 Florida...................     8      Oregon......................      1
 Georgia...................     3      Pennsylvania................      6
 Idaho.....................     1      South Carolina..............      2
 Illinois..................     1      South Dakota................      2
 Iowa......................     8      Tennessee...................      3
 Louisiana.................     8      Texas.......................     10
 Maryland..................     1      Utah........................      1
 Massachusetts.............     2      Virginia....................      8
 Michigan..................     7      Washington..................      4
 Minnesota.................     4      Wisconsin...................      2
 Mississippi...............     4        Total facilities in U.S...    141
 Nebraska..................     3

   The Company's corporate headquarters is located at One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut 06880. The Company believes that its properties are well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

   As of July 3, 2004, the Company leased approximately 735 vehicles of various types through operating leases, which were operated by drivers employed by the Company. The Company also engages independent contractors who provide their own vehicles and are required to carry insurance coverage at levels dictated by the Company.

   Aggregate rental expense, primarily for facilities, was approximately $18.6 million for the year ended July 3, 2004. See Note 10 to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involves workers' compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. The Company carries workers compensation insurance and auto liability coverage for its employees. The Company and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of the Company. The Company vigorously defends against all of the foregoing claims.

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

   No matters were submitted to shareholders during the fourth quarter of fiscal 2004.

                                   PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock currently trades under the symbol "VEXPE" on the NASDAQ Small Cap Market. The following table sets forth the quarterly high and low closing prices for the Company's Common Stock, as reported by NASDAQ for each full quarterly period within the two most recent fiscal years. These prices represent inter-dealer prices without adjustment for mark-up, mark-down or commission and do not necessarily reflect actual transactions.

                   Period                         High   Low
                   ------                         ----- -----
                   Fiscal 2004:
                      First Quarter.............. $0.90 $0.61
                      Second Quarter.............  0.83  0.57
                      Third Quarter..............  1.02  0.51
                      Fourth Quarter.............  0.70  0.29

                   Fiscal 2003:
                      First Quarter.............. $3.20 $1.87
                      Second Quarter.............  1.94  0.64
                      Third Quarter..............  0.94  0.64
                      Fourth Quarter.............  0.98  0.61

   The closing price of the Company's stock on December 10, 2004 was $0.22.

   On December 10, 2004, the number of registered holders of record of Common Stock was 397. Approximately 2,600 shareholders hold common stock in street name.

   The transfer agent for the Company's Common Stock is American Stock Transfer & Trust, 59 Maiden Lane, New York, New York.

   The Company has not paid any cash dividends on its Common Stock and expects that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the continued operations of its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. Further, the Company's ability to pay dividends is restricted under the terms of the revolving credit facility and subordinated debt facility.

Equity Compensation Plan Information

   The Company maintains the 1995 Stock Option Plan (the "1995 Plan"), the 2000 Stock Option Plan (the "2000 Plan") and the 1996 Director Stock Option Plan (the "1996 Director Plan"), pursuant to which it may grant equity awards to eligible persons. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan and the 1996 Director Plan.

   The following table sets for information about the Company's equity compensation plans as of July 3, 2004. For more information about the Company's stock option plans, see Note 8 to the Consolidated Financial Statements.

                                       Number of securities to be
                                        issued upon exercise of    Weighted average exercise   Number of securities
                                          outstanding options,        price of outstanding     remaining available
                                          warrants and rights     options, warrants and rights for future issuance
                                       -------------------------- ---------------------------- --------------------
Equity compensation plans approved by
  security holders....................          7,455,952(1)                 $1.88                  1,497,252(2)
Equity compensation plans not approved
  by security holders(3)..............          4,457,947                     1.28                         NA
                                               ----------                    -----                  ---------
Total.................................         11,913,899                    $1.66                  1,497,252
                                               ==========                    =====                  =========

--------
(1) 175,402 to be issued under the 1995 Plan; 788,611 to be issued under the 2000 Plan; and 9,000 to be issued under the 1996 Director Plan.
(2) 68,004 remaining under the 1995 Plan; 1,321,248 remaining under the 2000 Plan; and 108,000 remaining under the 1996 Director Plan.
(3) Includes (i) 95,000 non qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment with the Company and vest ratably over three years;
    (ii) 20,000 non-qualified stock options issued in October 2001 to certain executive officers and vest ratably over two years on each six-month anniversary of the date of grant; (iii) 15,000 non qualified stock options issued to a consultant in exchange for services provided in 1999 which option vested on the date of grant; (iv) 4,327,947 shares of common stock issuable upon exercise of warrants. The warrants were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices. Certain of the warrants contain a provision to allow additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants.

Recent Sales of Unregistered Securities

   The following describes sales of the Company's securities in the last fiscal quarter without registration under the Securities Act of 1933 (the "Securities Act"):

   In February 2004, the Company's Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock ("Series J Preferred") through a private placement. In the March and April 2004, the Company sold 3,088,126 shares of Series J Preferred to investors for net proceeds of approximately $4.6 million. The issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares have agreed to vote for such approvals. The initial conversion price of the Series J Preferred is $0.15 per common share, and is convertible, upon shareholder approval of the issuance of the Series J Preferred, into the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. In the event the Company issues or sells any shares of Common Stock or securities convertible into or exercisable for Common Stock for a consideration per share of Common Stock received or receivable upon conversion or exercise of such securities, of less than the market price of the Common Stock, determined as of the date of the initial issue or sale, the conversion rate of the Series J Preferred shall be proportionately adjusted to prevent dilution. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $4.6 million which was recognized as a deemed dividend to preferred shareholders. The Company began selling its Series J Preferred on March 30, 2004 and has completed the sale of the Series J Preferred on July 26, 2004. Upon completion of the sale of the Series J Preferred, the Company will be required to recognize a charge against net income (loss) available to common shareholders of approximately $7.4 million to reflect the beneficial conversion in the Series J Preferred.

   On June 30, 2004, the Company's Board of Directors authorized the sale of up to $25 million of Series K Convertible Preferred Stock ("Series K Preferred") through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. The Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders. The Company began selling its Series K Preferred on August 23, 2004 and has not completed the sale of the total authorized Series K Preferred. Upon completion of the sale of the Series K Preferred, the Company may again be required to recognize a charge against net income (loss) available to common shareholders to reflect the beneficial conversion.

   The Company did not use an underwriter or placement agent in connection with selling the Series' J and K Preferred, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities were sold to a limited group of accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 (the "Securities Act") in a private placement transactions, exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

   On December 21, 2004, the Company signed a purchase agreement to raise approximately $21 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock upon approval of the transaction by the Company's shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company's Board of Directors. The Preferred Series M Stock will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company's shareholders do not approve the transaction, the interest rate will increase to 19%. As part of the transaction, the investors required that the Company's charter be amended in a number or respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Preferred Series M will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Preferred Series M Stock plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes.

   The investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the fiscal year, and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company's ability to service their respective business needs on a continuing basis.

   As part of the above-described Series M private placement, the new investors required that TH Lee Putnam Ventures ("THLPV") reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001. Due to the pricing of the warrant, the Company expects to take a charge.

   The new investors, in the Company's Preferred Series M, include: Special Situations Fund III, LP and affiliated entities Scorpion Capital Partners, LP, Pequot Capital; TH Lee Putnam Ventures and affiliated entities Jack Duffy, William Kingston, Adolf DiBiasio, Vincent Wasik, and MCG Global, LLC.

   On December 20, 2004, the Company's Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock ("Series L Preferred") through a private placement. The purchaser will be TH Lee Putnam Ventures and its related affiliates. The Company entered into a Stock Purchase Agreement on

December 21, 2004, pursuant to which the Company will sell, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The consideration for the Series L will consist of cancellation of the Company's obligation to repay the investor the funds paid by the investor to the Company's senior lender to support the Company's revolving credit facility. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company's common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred is expected to contain a beneficial conversion amounting to $7.0 million which will be recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

   Set forth below is selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000:

                                                                Year Ended
                                             ------------------------------------------------
                                              July 3,  June 28,  June 29,  June 30,   July 1,
                                               2004      2003      2002      2001     2000(1)
                                             --------  --------  --------  --------  --------
                                                   (In thousands, except per share data)
Selected Statements of Operations Data:
Revenue..................................... $287,918  $307,138  $342,727  $471,682  $471,152
Cost of services............................  238,320   241,136   264,766   377,498   364,881
                                             --------  --------  --------  --------  --------
Gross profit................................   49,598    66,002    77,961    94,184   106,271
Operating expenses..........................   93,940    74,989    76,040   116,425   129,584
Restructuring charge........................       --        --        --     7,060        --
                                             --------  --------  --------  --------  --------
Operating income (loss).....................  (44,342)   (8,987)    1,921   (29,301)  (23,313)
Net interest (expense) income...............   (3,385)   (2,971)  (12,577)   (6,334)   (5,272)
Common stock warrant charge.................       --        --    (1,048)       --        --
Other (expense) income......................     (109)     (301)    1,225       364       373
                                             --------  --------  --------  --------  --------
Net loss.................................... $(47,836) $(12,259) $(10,479) $(35,271) $(28,212)
                                             ========  ========  ========  ========  ========
Net loss applicable to common shareholders.. $(77,683) $(15,609) $(20,357) $(35,022) $(31,720)
                                             ========  ========  ========  ========  ========
Basic and diluted loss per common share..... $ (11.04) $  (3.39) $  (5.82) $ (10.51) $ (11.37)
                                             ========  ========  ========  ========  ========
Basic and diluted weighted average number of
  common shares outstanding.................    7,038     4,606     3,500     3,333     2,790

                                                                   As of
                                             ------------------------------------------------
                                              July 3,  June 28,  June 29,  June 30,   July 1,
                                               2004      2003      2002      2001      2000
                                             --------  --------  --------  --------  --------
Balance Sheet Data
Working capital (deficit)................... $(35,543) $(20,419) $ 21,155  $ (2,809) $(18,607)
Total assets................................   93,676   106,489   113,889   158,375   181,723
Long-term debt and capital leases...........    5,235     4,602    38,756    61,242    39,495
Redeemable preferred stock..................       --        --        --    35,421    25,261
Shareholders' equity (deficit)..............    6,476    22,450    29,315   (31,592)   (1,123)

--------
(1) During the first quarter of fiscal 2000, the Company acquired all the common stock of Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Inc. The results of operations of Velocity are included from the date of acquisition.

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

   Sales consist primarily of charges to customers for delivery services and weekly or monthly charges for recurring services, such as facilities management. Sales are recognized when the service is performed. The Revenue and Profit for a particular service is dependent upon a number of factors including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher revenue and associated profits.

   Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, insurance and workers' compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and approximately 81% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company's driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

   Selling, general and administrative expenses ("SG&A") include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in SG&A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

Critical Accounting Policies and Estimates

   The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, goodwill and intangible assets, insurance reserves, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    .  Allowance for Doubtful Accounts

       The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company's historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company's customers were to deteriorate resulting in an impairment of their ability to make required payments, additional allowances or write-off may be required. In fiscal 2003, the Company hired an outside collection agency that assisted in a detailed review of the Company's accounts receivable. As a result of the review, the Company noticed deterioration in various customer receivable accounts and wrote off approximately $4.0 million of customer receivables. In fiscal, 2004 the Company increased the valuation allowance by a net $2.4 million.

    .  Goodwill and Intangible Impairment

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, in June 2001. Effective with fiscal 2002 as a result of adopting this new standard, the Company no longer amortizes goodwill. Rather, goodwill is subjected to impairment testing, which requires that the Company estimate the fair value of its goodwill and compare that estimate to the amount of goodwill recorded on the balance sheet. The estimation of fair value requires making judgments concerning future cash flows and appropriate discount rates. These cash flow estimates take into account current customer volumes and the expectation of new or renewed contracts, historic gross margins, historic working capital parameters and planned capital expenditures. The estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

       In order to determine the fair value of Velocity Express the Company employed three approaches, as follows:

        .   Implied Enterprise Value based upon publicly trade stock prices;

        . Analysis of Fair Value based upon most recent corporate transactions; and

        .   Analysis of Fair Value based upon Discounted Cash Flow.

       Each of the approaches indicated above yield a range of values and is widely accepted in determining Fair Value for an enterprise. In each instance, the values indicated were in excess of the carrying amount of Goodwill, and therefore no adjustment for impairment was required in fiscal 2004.

    .  Insurance Reserves

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

    .  Income Taxes

       In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions in order to realize the benefit of these assets. Management evaluates whether the deferred tax assets may be realized and assesses the need for additional valuation allowances or reduction of existing allowances. Consistent with prior years, the Company has assessed a valuation allowance against its entire deferred tax asset as of July 3, 2004.

    .  Contingencies

       As discussed in Note 10 to the consolidated financial statements, the Company is involved in various legal proceedings and contingencies and has recorded liabilities for these matters in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 5 requires a liability to be recorded based on the Company's estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than the estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than the estimate, a future credit to income would result.

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

   The Company's customers represent a variety of industries and utilize the Company's services across multiple service offerings. Revenue categories and percentages of total revenue are as follows:

                 Commercial & office products............ 34.9%
                 Financial services...................... 31.0%
                 Healthcare.............................. 20.1%
                 Transportation & logistics..............  7.5%
                 Energy..................................  4.7%
                 Technology..............................  1.7%

   With the enactment of the Federal Law known as Check 21, on October 28, 2004, the Company anticipates continued derogation of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. More than off-setting this derogation of revenue in the Financial Services industry, the Company believes it will continue to benefit from the growth in Healthcare and Healthcare related services industries within the United States, and be able to effectively leverage their broad coverage footprint to capitalize on this national growth industry.

   During fiscal 2005, the Company plans to continue to invest in automated technologies that will increase their competitive advantage in the market by providing more economical delivery routing, enhance and automated package tracking, and increased productivity from both a frontline delivery and back office perspective. During fiscal 2004, the Company spent over $3 million, in the development and implementation of route management software solutions that are anticipated to have a significant impact on reducing overall delivery cost, and increasing the Company's ability to better manage their variable operating cost. These initiatives will be fine tuned over the next 12 to 24 months, and are anticipated to be applied across all services offering categories, allowing the Company to become more profitable and price competitive, through optimized route management and delivery density.

   Achieving the Company's financial goals involves maximizing the effectiveness of the variable cost model by replacing Company drivers with independent drivers, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office SG&A platform. To date, the Company has primarily relied upon debt and equity investments to fund these activities. During fiscal 2005, the Company will continue to seek the required additional financing from lenders or through the issuance of additional equity; however, there can be no assurance that this funding can be obtained.

Historical Results of Operations

Year ended July 3, 2004 Compared to Year Ended June 28, 2003

   The Company reports its financial results on a 52-53 week fiscal year basis. Under this basis, the Company's fiscal year ends on the Saturday closest to June 30/th/. Fiscal 2004 was a 53 week year, 2003 and 2002 each consisted of 52 weeks. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. As such, the fiscal 2004 year includes an additional week of revenues and expenses when compared against the results of fiscal 2003 and 2002, respectively.

   Revenue for the year ended July 3, 2004 decreased $19.2 million or 6.3% to $287.9 million from $307.1 million for the year ended June 28, 2003. The decrease in revenue for the year ended July 3, 2004 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $54.3 million. This decline was offset by revenue growth during the year from new customer contracts and expansion within existing customers of approximately $35.1 million. A greater focus on selling to national accounts resulted in an increased proportion of revenues originating from those accounts. In fiscal 2004, $149.5 million or 51.9% of total revenues can be attributed to the Company's 50 largest accounts; versus $129.1 million or 42.0% during fiscal 2003.

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

   Cost of services for the year ended July, 2004 was $238.3 million, a reduction of $2.8 million or 1.2% from $241.1 million for the year ended June 28, 2003. These decreases consist of a $7.5 million volume and restructure related reductions in employee driver, and employee driver related, cost, off-set by increases of $4.7 million related to the rising insurance cost. During 2004, under the employee driver based model, the Company was effected adversely by fix driver pay commitments during periods where customer attrition and reductions in sales volume where experienced. As a result, when combined with the increase in insurance cost, gross margin declined from 21.5% in the prior-year to 17.2% for the year ended July 3, 2004. During the Second/Third Quarter of 2004, the Company began the implementation of an independent contractor driver based model, which it believes will allow for continued improvement in driver related cost, inclusive of insurance related expenditures, creating a more variable based cost structure and higher gross margins. As of July 3, 2004, the Company had reduced the number of employee based drivers by approximately 10% from the prior fiscal year-end. Additionally, the Company is now implementing proprietary route management technology which it feels will allow the Company to improve its gross margin. The implementation was begin in February 2004 and is targeted to be completed in all areas within a two year period.

   Selling, general and administrative ("SG&A") expenses for the year ended July, 2004 were $79.9 million or 27.7% of revenue, an increase of $17.9 million or 28.9% as compared with $62.0 million or 20.2% of revenue for the year ended June 28, 2003. The increase in SG&A for the year resulted, in part, from $7.7 million of incremental adjustments to the Company's accounts receivable versus the one year prior period. An additional $2.7 million of SG&A was recorded to recognize the cost of warrants issued to certain members of management.

Further, approximately $2.4 million of the SG&A increase relates to increased utilization of contract labor. Other items contributing to the increase totaled $5.1 million, including $1.0 million of deferred financing costs related to previous financings. Such costs did not have any relationship to the credit facilities in place at the end of the fiscal year.

   Occupancy charges for the year ended July 3, 2004 were $14.0 million, an increase of $1.0 million or 8.1% from $13.0 million for the year ended June 28, 2003. The net increase is due to higher utility and common area maintenance charges, higher net rental expense and the expansion of facilities to handle increased demands associated with new markets, the expansion of the Company's coverage footprint and location specific growth and volume related requirements.

   Interest expense for the year ended July 3, 2004 increased $0.4 million to $3.4 million from $3.0 million for the year ended June 28, 2003. Interest expense related to the Company's borrowings increased over the same period in the prior year as a result of higher average interest rates under the revolving credit and senior subordinated debt facilities.

   As a result of the foregoing factors, the net loss for the year ended July 3, 2004 was $47.8 million, compared with $12.3 million for the same period in fiscal 2003, a decline of $35.5 million.

   Net loss applicable to common shareholders was $77.7 million for year ended July 3, 2004 as compared with $15.6 million for the same period in fiscal 2003. For the year, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series I Preferred & Series J Preferred. In the prior-year, the difference between net loss applicable to common shareholders and net loss related to the accretion of the charge associated with the common stock warrants issued with the Series H Preferred.

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

   Cost of services for the year ended June 28, 2003 was $241.1 million, a reduction of $23.7 million or 9.0% from $264.8 million for the year ended June 29, 2002. The reduction of $23.7 million consists of $3.7 million related to the divestiture of a non-core air courier business operation and $20.0 million in reduced costs as a result of the reduced revenue described above. In fiscal 2002, the Company's results were impacted favorably by one-time gains achieved through the initial conversion to the variable cost model. As a result of the one-time savings achieved in fiscal 2002, gross margin declined from 22.7% in the prior year to 21.5% for the year ended June 28, 2003. The Company continues to refine its variable cost strategy, which will allow the Company to continue to realize savings related to overall driver and vehicle-related costs.

   Selling General and Administrative ("SG&A") expenses for the year ended June 28, 2003 were $62.0 million or 20.2% of revenue, a reduction of $1.0 million or 1.6% as compared with $63.0 million or 18.4% of revenue for fiscal 2002. The decrease in SG&A for fiscal 2003 resulting from integrating, through technology, all back office processes into one common platform as well as the Company's continued focus on this integration and scaling back expenses as a result of the soft economy amounted to $6.3 million. The sale of a non-core air courier business operation eliminated $0.6 million of related costs. These reductions were offset by charges associated with the valuation of certain accounts receivable of $4.0 million and various claims amounting to $1.9 million. In fiscal 2003, the Company hired an outside collection agency that assisted in a detailed review of the

Company's accounts receivable. As a result of the review, the Company noticed deterioration in its various customer receivable accounts and took a charge of $4.0 million. Excluding these charges, the operational reduction in SG&A expenses from fiscal 2002 to fiscal 2003 was actually $6.9 million or 11.0%.

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

   Interest expense for the year ended June 28, 2003 decreased $9.6 million to $3.0 million from $12.6 million for the year ended June 30, 2002. Included in interest expense for the prior year are certain non-cash charges related to the conversion of the Series D Bridge Notes and interest thereon amounting to approximately $4.7 million as well as a non-cash charge of $4.0 million related to a long-term guarantee the Company received from its largest shareholder on two letters of credit supporting the Company's revolving credit facility. Interest expense related to the Company's borrowings decreased over the prior year primarily as a result of lower interest rates as the Company used LIBOR contracts for the majority of its borrowings under the revolving credit facility.

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

Liquidity and Capital Resources

   Cash flow used in operations was $15.6 million for fiscal 2004. This use of funds was comprised of cash used in operations of $26.9 million offset by cash provided as a result of working capital changes of $11.3 million ($7.1 million of which was provided through an aggressive review of accounts payable terms).

   Cash flow used as a result of investing activities was $5.5 million and consisted primarily of capital expenditures for the Company's continued development and implementation of cost savings and customer-driven technology solutions initiatives. The Company's major technological cost savings initiative entails detailed and interactive analysis and optimization of the Company's routing designs and metrics. This effort is focused upon optimizing the efficiency of route definition and benchmarking standards used in delivery metrics and driver settlements. Two customer-driven technology solutions initiatives were placed in service during the fiscal year and are comprised of two elements: (i) a smart package tracking technology which provides a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. The Company expects to reduce its capital expenditures in fiscal 2005 due to the near completion of portions of the significant software initiatives described above.

   Cash flow from financing activities amounted to $20.7 million during fiscal 2004. The primary uses of cash were for the $9.4 million paydown of the revolving credit facility and pay down of a $4.0 million note payable. The note was satisfied as part of a refinancing which provided $6.0 million of cash to the Company. An additional $26.6 million was provided by the issuance of preferred stock. Debt financing costs approximated $0.9 million.

   On June 30, 2004, the Company's Board of Directors authorized the sale of up to $25 million of Series K Convertible Preferred Stock ("Series K Preferred") through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders. The Company began selling its Series K Preferred on August 23, 2004 and has not completed the sale of the total authorized Series K Preferred. Upon the sale of any additional shares of Series K Preferred, the Company may again be required to recognize a charge against net income (loss) available to common shareholders to reflect beneficial conversion.

   On December 21, 2004, the Company signed a purchase agreement to raise approximately $21 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock upon approval of the transaction by the Company's shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company's Board of Directors. The Preferred Series M Stock will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company's shareholders do not approve the transaction, the interest rate will increase to 19%. As part of the transaction, the investors required that the Company's charter be amended in a number or respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Preferred Series M will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Preferred Series M Stock plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes.

   The investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the fiscal year, and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company's ability to service their respective business needs on a continuing basis.

   As part of the above-described Series M private placement, the new investors required that TH Lee Putnam Ventures ("THLPV") reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001. Due to the pricing of the warrant, the Company expects to take a charge.

   On December 20, 2004, the Company's Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock ("Series L Preferred") through a private placement. The purchaser will be

TH Lee Putnam Ventures and its related affiliates. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company will sell, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The consideration for the Series L will consist of cancellation of the Company's obligation to repay the investor the funds paid by the investor to the Company's senior lender to support the Company's revolving credit facility. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all the preferred shares. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company's common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred is expected to contain a beneficial conversion amounting to $7.0 million which will be recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income
(loss) available to common shareholders.

   The Company reported a loss from operations of approximately $44.3 million for fiscal 2004 and has negative working capital of approximately $35.5 million at July 3, 2004, which includes the classification of the revolving credit facility as a current liability, and a reduction in Accounts Receivable balances. At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. Pursuant to the Company's receipt of $21.0 million of investment capital, on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the
(a) Company's EBITDA for each of two consecutive months equals or exceeds the Company's fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000. The accompanying financial statements have been prepared as if the Company will continue as a going concern.

   During fiscal 2003, an increasing portion of the Company's trade accounts payable became past due. In an effort to restructure its trade debt, the Company proposed a Trade Creditor Plan (the "Plan") to various trade creditors with balances outstanding as of August 1, 2003. The Plan included approximately 20 percent of the Company's outstanding accounts payable, and was approved by a majority of the creditors included in the Plan. It was enacted during the second fiscal quarter. Approval of the plan offset a portion of the Company's committed cash flow as it provided a vehicle for certain vendor balances to be paid over a one to three year period. Vendors under this Plan have been continuing to supply the Company with services and goods.

   During fiscal 2005, the Company intends to aggressively focus its efforts on positive cash flow and continue improved operating performance. These activities include, but are not limited to, implementation of the Company's routing optimization software, maximization of the effectiveness of the variable cost model, implementation of customer-driven technology solutions, and improved leveraging of the consolidated back office SG&A platform.

   The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at July 3, 2004), or, at the Company's election, at LIBOR plus 3.25%. As of July 3, 2004, the Company has 85% of the facility usage under LIBOR contracts at an interest rate of 4.5%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company's accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule commencing January 2005 terminating with a final payment at October 31, 2007.

   Substantially all of the Company's assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain the following financial covenants:

  . Capital expenditures may not exceed $2.75 million and $3.0 million, respectively for the fiscal years ending July 3, 2004 and July 2, 2005.

  . EBITDA must exceed $0.75 million, $2.0 million, $2.5 million, and $3.3 million, respectively for the three month period ending January 1, 2005, the six month period ending April 2, 2005, and the six month period ending July 2, 2005, and each six month period thereafter.

  . Interest Coverage ratios must exceed 1.2 to 1, 1.5 to 1, and 2.2 to 1, respectively for the three month period ending January 1, 2005; the six month period ending April 2, 2005; and the nine month period ending July 2, 2005.

   At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2005; and pursuant to the Company's December 2004 receipt of $21.0 million of investment capital, the Company has finalized the extensions of the waivers for an additional two years.

   On March 31, 2004 and July 1, 2004, the Company entered into the third and fourth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

   In connection with amending and restating the revolving credit facility and obtaining the senior subordinated note, the Company was required to obtain an additional $25.2 million of investment capital. As part of this equity raise, the Company borrowed $1.0 million during the first quarter from an individual investor with an agreement to repay the principal and interest within 90 days. During the second quarter, the indebtedness to the individual investor plus the interest thereon as well as $0.1 million of other borrowings were converted to Series I Convertible Preferred Stock.

   The company is continuing to pursue operational efficiencies through conversion of employee drivers to independent contractors, will reduce its back office workforce, and is pursuing savings in other areas. Through these actions, the company expects operations to be cash flow positive in the second half of fiscal 2005.

   The Company reviews the adequacy of its provision for bad debts on a regular basis, taking into consideration customer payment trends, accounts receivable balances that have been outstanding greater than 90 days, customer payment trends in the transportation sector, and the strength of the overall economy. At the end of the fiscal year the reserve for bad debts approximated $4.7 million.

Contractual Obligations and Available Commercial Commitments

   As of July 3, 2004, the Company had no outstanding purchase commitments for capital improvements. The following table presents information regarding contractual obligations by fiscal year (amounts in thousands):

                                         Payment due by period
                               ------------------------------------------
                                       Less Than   1-2    3-5   More than
       Contractual Obligations  Total   1 Year    years  years   5 years
       ----------------------- ------- --------- ------- ------ ---------
          Operating leases.... $21,737  $ 9,108  $10,363 $2,266    $--
          Debt................ $ 8,268  $ 2,308  $ 5,467 $  493    $--
                               -------  -------  ------- ------    ---
          Total............... $30,005  $11,416  $15,830 $2,759    $--
                               =======  =======  ======= ======    ===

   The following table presents information regarding available commercial commitments and their expiration dates by fiscal year (amounts in thousands):

                                        Expiration by period
                               ---------------------------------------
                                       Less Than  1-2   3-5  More than
         Commitment Expiration  Total   1 Year   years years  5 years
         --------------------- ------- --------- ----- ----- ---------
            Line of Credit.... $29,531  $29,531   $--   $--     $--
                               -------  -------   ---   ---     ---
            Total............. $29,531  $29,531   $--   $--     $--
                               =======  =======   ===   ===     ===

--------
Note: for more information regarding operating leases, long-term debt and the line of credit, refer to Notes 10 and 7, respectively.

Off-Balance Sheet Arrangements

   As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities. FIN No. 46 is applicable to financial statements issued by the Company beginning in fiscal 2004. However, disclosures are required if the Company expects to consolidate any variable interest entities.

   During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first--a major customer and, subsequently--a growing market demand. This major customer's desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global, one of the Company's largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors ("ICs") to service outsourced customer business endeavors. When in full operation, it is anticipated that the Peritas / Velocity arrangement will be one where Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

   Velocity provided for the initial purchase of $799,000 of customer vehicles, for Peritas, with an offset against account receivable balances due from the aforementioned customer. Peritas reimbursed Velocity for the full amount of the purchase price during August 2004. Additional vehicles purchases amounting to $854,000 have been subsequently made by Velocity on behalf of Peritas and repaid.

   For the fiscal year ended July 3, 2004 the Company has consolidated the operations of Peritas in accordance with FIN No. 46. Such operations provided a minimal net income to Velocity of $27,000 on net sales of $36,000.

   During the second quarter of fiscal 2004 TH Lee Putnam Ventures, a major investor in and related party to Velocity purchased 100% of Peritas from MCG Global.

Risk Factors

Customer Contractual Commitments

   The Company's contracts with its commercial customers typically have a term of one to three years, but are terminable upon 30 or 60 days notice. Although the Company has no reason to believe that these contracts will be terminated prior to the expiration of their terms, early termination of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

Highly Competitive Industry

   The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with the Company not only for provision of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than the Company. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future.

Claims Exposure

   As of July 3, 2004, the Company utilized the services of approximately 4,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $15 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Certain Tax Matters Related to Drivers

   A significant number of the Company's drivers are currently independent contractors (meaning that they are not its employees). From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. The Company does not pay or withhold federal or state employment taxes with respect to drivers who are independent contractors. Although the Company believes that the independent contractors the Company utilizes are not employees under existing interpretations of federal and state laws, the Company cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers' compensation, will not change. If the IRS were to successfully assert that the Company's independent contractors are in fact its employees, the Company would be required to pay withholding taxes, extend additional employee benefits to these persons and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, the Company could be required to increase their compensation since they may no longer be receiving commission-based compensation. Any of the foregoing possibilities could increase the Company's operating costs and have a material adverse effect on its business, financial condition and results of operations.

Local Delivery Industry; General Economic Conditions

   The Company's sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company's significant customers and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company's services.

Permits and Licensing

   Although certain aspects of the transportation industry have been significantly deregulated, the Company's delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations.

Dependence on Key Personnel

   The Company's success is largely dependent on the skills, experience and performance of certain key members of its management. The loss of the services of any of these key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success and plans for growth also depend on its ability to attract and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.

Dependence on Availability of Qualified Delivery Personnel

   The Company is dependent upon its ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is generally relatively low and the competition for owner-operators and other employees is intense. The Company must continually evaluate and upgrade its pool of available owner-operators to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified delivery personnel could have a material adverse impact on the Company's business, financial condition and results of operations.

Material Weakness

   In connection with the preparation of the Company's consolidated financial statements for the year ended July 3, 2004 certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company's internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. If the Company is unable to correct these weaknesses in a timely manner it may represent a risk.

   As part of the Company's year-end closing, expenses were identified which may have a material impact on the reported results of prior fiscal quarters. Management's attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters' reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible, and therefore all fiscal year-end adjustments were recorded as part of the Company's fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

Volatility of Stock Price

   Prices for the Company's common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the Company and general economic and market conditions. Variations in the Company's operating results, general trends in the industry and other factors could cause the market price of the common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the common stock could be affected by such fluctuations.

Fuel Costs

   The owner-operators utilized by the Company are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. The Company makes every reasonable effort to include fuel cost adjustments in customer billings that are paid to owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset owner-operators' costs, the Company may be unable to attract a sufficient number of owner-operators that may negatively impact the Company's business, financial condition and results of operations.

Capital Funding Requirements

   Achieving the Company's financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office SG&A platform. To date, the Company has primarily relied upon debt and equity investments to fund these activities. If its strategy requires additional funding, the Company will continue to seek the required additional financing from lenders or through the issuance of additional equity; however, there can be no assurance that this funding can be obtained.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $29.5 million at July 3, 2004 that is subject to variable interest rates. A one percent change in the interest rate would result in an impact of $295,000 on interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                       Consolidated Financial Statements

            CONTENTS                                           PAGE
            --------                                           ----
            Report of Independent Auditors....................  27

            Consolidated Financial Statements

               Consolidated Balance Sheets....................  28

               Consolidated Statements of Operations..........  29

               Consolidated Statement of Shareholders' Equity.  30

               Consolidated Statements of Cash Flows..........  32

            Notes to Consolidated Financial Statements........  33

            Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Velocity Express Corporation and subsidiaries as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Express Corporation and subsidiaries at July 3, 2004, and June 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  Ernst & Young LLP

Stamford, Connecticut
December 10, 2004, except for Note 14
as to which the date is December 21, 2004

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except par value)

                                                                                 July 3,    June 28,
                                                                                  2004        2003
                                                                                ---------  ---------
                                    ASSETS
Current assets:
   Cash and cash equivalents................................................... $   1,220  $   1,589
   Accounts receivable, net of allowance of $4,743 and $2,300
     at July 3, 2004 and June 28, 2003, respectively...........................    27,419     38,102
   Accounts receivable--other..................................................       592      2,681
   Prepaid workers' compensation and auto liability insurance..................     6,289      7,425
   Other prepaid expenses......................................................     2,185      1,114
   Other current assets........................................................       317        404
                                                                                ---------  ---------
       Total current assets....................................................    38,022     51,315
Property and equipment, net....................................................    11,362      9,810
Goodwill, net of accumulated amortization of $9,410 at each of July 3, 2004 and
  June 28, 2003................................................................    42,830     42,830
Deferred financing costs, net..................................................       235      1,425
Other assets...................................................................     1,227      1,109
                                                                                ---------  ---------
Total assets................................................................... $  93,676  $ 106,489
                                                                                =========  =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable...................................................... $  26,481  $  19,389
   Accrued insurance and claims................................................     3,697      4,236
   Accrued wages and benefits..................................................     3,738      4,896
   Accrued legal and claims....................................................     2,926      3,730
   Other accrued liabilities...................................................     5,715        340
   Current portion of long-term debt...........................................    31,008     39,143
                                                                                ---------  ---------
       Total current liabilities...............................................    73,565     71,734
Long-term debt.................................................................     5,235      4,602
Accrued insurance and claims...................................................     8,400      7,703
Shareholders' equity:
   Preferred stock, $0.004 par value, 53,510 shares authorized
     32,919 and 13,615 shares issued and outstanding at
     July 3, 2004 and June 28, 2003, respectively..............................    91,051     64,422
   Preferred warrants, 1,042 outstanding at July 3, 2004 and June 28, 2003.....     7,600      7,600
   Common stock, $0.004 par value, 150,000 shares authorized
     10,415 and 5,388 shares issued and outstanding at
     July 3, 2004 and June 28, 2003, respectively..............................        42         22
   Stock subscription receivable...............................................      (100)       (38)
   Additional paid-in-capital..................................................   101,120     65,882
   Accumulated deficit.........................................................  (193,058)  (115,375)
   Foreign currency translation................................................      (179)       (63)
                                                                                ---------  ---------
       Total shareholders' equity..............................................     6,476     22,450
                                                                                ---------  ---------
       Total liabilities and shareholders' equity.............................. $  93,676  $ 106,489
                                                                                =========  =========

                            SEE ACCOMPANYING NOTES

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                 July 3,  June 28,  June 29,
                                                  2004      2003      2002
                                                --------  --------  --------
   Revenue..................................... $287,918  $307,138  $342,727
   Cost of services............................  238,320   241,136   264,766
                                                --------  --------  --------
      Gross profit.............................   49,598    66,002    77,961
   Operating expenses:
      Occupancy................................   14,079    13,019    13,071
      Selling, general and administrative......   79,861    61,970    62,969
                                                --------  --------  --------
   Total operating expenses....................   93,940    74,989    76,040
                                                --------  --------  --------
   Income (loss) from operations...............  (44,342)   (8,987)    1,921
   Other income (expense):
      Interest expense.........................   (3,385)   (2,971)  (12,577)
      Common stock warrant charge..............       --        --    (1,048)
      Other....................................     (109)     (301)    1,225
                                                --------  --------  --------
   Net loss.................................... $(47,836) $(12,259) $(10,479)
                                                ========  ========  ========
   Net loss applicable to common shareholders.. $(77,683) $(15,609) $(20,357)
                                                ========  ========  ========
   Basic and diluted net loss per common share. $ (11.04) $  (3.39) $  (5.82)
                                                ========  ========  ========
   Basic and diluted weighted average
     number of common shares outstanding.......    7,038     4,606     3,500
                                                ========  ========  ========



                            SEE ACCOMPANYING NOTES.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                            (Amounts in thousands)

                                                                      Series B       Series C       Series D        Series F
                                                                     Preferred      Preferred       Preferred       Preferred
                                                                       Stock          Stock           Stock           Stock
                                                                   -------------- -------------- --------------  --------------
                                                                   Shares Amount  Shares Amount  Shares  Amount  Shares  Amount
                                                                   ------ ------- ------ ------- ------ -------  ------ -------
Balance at June 30, 2001..........................................    --  $    --    --  $    --    --  $    --     --  $    --
 Beneficial conversion of Bridge Notes............................    --       --    --       --    --       --     --       --
 Beneficial conversion of Subscription notes......................    --       --    --       --    --       --     --       --
 Value of Common Warrants issued in connection with sale of
  Series F Preferred..............................................    --       --    --       --    --       --     --       --
 Accretion of Series B Redeemable Preferred Stock to its
  redemption value................................................    --       --    --       --    --       --     --       --
 Accretion of Series D Redeemable Preferred Stock to its
  redemption value................................................    --       --    --       --    --       --     --       --
 Adjustments to Series C and D warrants to fair value.............    --       --    --       --    --       --     --       --
 Reclassification of Preferred instruments to Shareholders' Equity
  after redemption right waivers.................................. 2,807   24,304 2,000   13,600 1,895   11,327  1,073   11,603
 Payments against stock subscription receivable...................    --       --    --       --    --       --     --       --
 Common Stock warrants issued for services rendered...............    --       --    --       --    --       --     --       --
 Options issued for services rendered.............................    --       --    --       --    --       --     --       --
 Stock option exercises...........................................    --       --    --       --    --       --     --       --
 Warrant exercises................................................    --       --    --       --    --       --     --       --
 Issuance of Series G Convertible Preferred Stock.................    --       --    --       --    --       --     --       --
 Offering costs...................................................    --       --    --       --    --       --     --     (144)
 Conversion of Series D to Common Stock...........................    --       --    --       --   (65)    (519)    --       --
 Conversion of Series F to Common Stock...........................    --       --    --       --    --       --     (7)     (70)
 Net loss.........................................................    --       --    --       --    --       --     --       --
 Foreign currency translation.....................................    --       --    --       --    --       --     --       --

 Comprehensive loss...............................................    --       --    --       --    --       --     --       --
                                                                   -----  ------- -----  ------- -----  -------  -----  -------
Balance at June 29, 2002.......................................... 2,807   24,304 2,000   13,600 1,830   10,808  1,066   11,389
 Payments against stock subscription receivable...................    --       --    --       --    --       --     --       --
 Stock option expense.............................................    --       --    --       --    --       --     --       --
 Common Stock warrants issued for services rendered...............    --       --    --       --    --       --     --       --
 Warrant exercises................................................    --       --    --       --    --       --     --       --
 Offering costs...................................................    --       --    --       --    --       --     --       --
 Issuance of Series H Convertible Preferred Stock.................    --       --    --       --    --       --     --       --
 Value of Common Warrants issued in connection with sale of
  Series H Preferred..............................................    --       --    --       --    --       --     --       --
 Beneficial conversion of Series H Preferred Stock................    --       --    --       --    --       --     --       --
 Value of Common Warrants issued in connection with sale of
  Series H Preferred..............................................    --       --    --       --    --       --     --       --
 Conversion of Series D to Common Stock...........................    --       --    --       --  (313)  (2,500)    --       --
 Conversion of Series F to Common Stock...........................    --       --    --       --    --       --   (140)  (1,540)
 Net loss.........................................................    --       --    --       --    --       --     --       --
 Foreign currency translation.....................................    --       --    --       --    --       --     --       --

 Comprehensive loss...............................................    --       --    --       --    --       --     --       --
                                                                   -----  ------- -----  ------- -----  -------  -----  -------
Balance at June 28, 2003.......................................... 2,807   24,304 2,000   13,600 1,517    8,308    926    9,849
 Stock option expense.............................................    --       --    --       --    --       --     --       --
 Issuance of restricted stock.....................................    --       --    --       --    --       --     --       --
 Common Stock warrants issued for services rendered...............    --       --    --       --    --       --     --       --
 Warrant exercises................................................    --       --    --       --    --       --     --       --
 Offering costs...................................................    --       --    --       --    --       --     --       --
 Conversion of preferred to common stock..........................    --       --    --       --    --       --   (186)  (2,047)
 Issuance of Series I Preferred Stock.............................    --       --    --       --    --       --     --       --
 Conversion of debt and interest to Series I Preferred Stock......    --       --    --       --    --       --     --       --
 Series I Preferred Stock issued for services rendered............    --       --    --       --    --       --     --       --
 Series I Preferred Stock issued for fees related to senior
  subordinated note...............................................    --       --    --       --    --       --     --       --
 Beneficial conversion of Series I Preferred Stock................    --       --    --       --    --       --     --       --
 Issuance of Series J Preferred Stock.............................    --       --    --       --    --       --     --       --
 Series J Preferred Stock issued for services rendered............    --       --    --       --    --       --     --       --
 Beneficial conversion of Series J Preferred Stock................    --       --    --       --    --       --     --       --
 Payments against stock subscription receivable...................    --       --    --       --    --       --     --       --
 Net loss.........................................................    --       --    --       --    --       --     --       --
 Foreign currency translation.....................................    --       --    --       --    --       --     --       --

 Comprehensive loss...............................................    --       --    --       --    --       --     --       --
                                                                   -----  ------- -----  ------- -----  -------  -----  -------
Balance at July 3, 2004........................................... 2,807  $24,304 2,000  $13,600 1,517  $ 8,308    740  $ 7,802
                                                                   =====  ======= =====  ======= =====  =======  =====  =======

                                                                      Series G
                                                                     Preferred
                                                                       Stock
                                                                   -------------
                                                                   Shares Amount
                                                                   ------ ------
Balance at June 30, 2001..........................................    --  $   --
 Beneficial conversion of Bridge Notes............................    --      --
 Beneficial conversion of Subscription notes......................    --      --
 Value of Common Warrants issued in connection with sale of
  Series F Preferred..............................................    --      --
 Accretion of Series B Redeemable Preferred Stock to its
  redemption value................................................    --      --
 Accretion of Series D Redeemable Preferred Stock to its
  redemption value................................................    --      --
 Adjustments to Series C and D warrants to fair value.............    --      --
 Reclassification of Preferred instruments to Shareholders' Equity
  after redemption right waivers..................................    --      --
 Payments against stock subscription receivable...................    --      --
 Common Stock warrants issued for services rendered...............    --      --
 Options issued for services rendered.............................    --      --
 Stock option exercises...........................................    --      --
 Warrant exercises................................................    --      --
 Issuance of Series G Convertible Preferred Stock................. 5,865   4,399
 Offering costs...................................................    --     (20)
 Conversion of Series D to Common Stock...........................    --      --
 Conversion of Series F to Common Stock...........................    --      --
 Net loss.........................................................    --      --
 Foreign currency translation.....................................    --      --

 Comprehensive loss...............................................    --      --
                                                                   -----  ------
Balance at June 29, 2002.......................................... 5,865   4,379
 Payments against stock subscription receivable...................    --      --
 Stock option expense.............................................    --      --
 Common Stock warrants issued for services rendered...............    --      --
 Warrant exercises................................................    --      --
 Offering costs...................................................    --      (2)
 Issuance of Series H Convertible Preferred Stock.................    --      --
 Value of Common Warrants issued in connection with sale of
  Series H Preferred..............................................    --      --
 Beneficial conversion of Series H Preferred Stock................    --      --
 Value of Common Warrants issued in connection with sale of
  Series H Preferred..............................................    --      --
 Conversion of Series D to Common Stock...........................    --      --
 Conversion of Series F to Common Stock...........................    --      --
 Net loss.........................................................    --      --
 Foreign currency translation.....................................    --      --

 Comprehensive loss...............................................    --      --
                                                                   -----  ------
Balance at June 28, 2003.......................................... 5,865   4,377
 Stock option expense.............................................    --      --
 Issuance of restricted stock.....................................    --      --
 Common Stock warrants issued for services rendered...............    --      --
 Warrant exercises................................................    --      --
 Offering costs...................................................    --      --
 Conversion of preferred to common stock..........................  (387)   (290)
 Issuance of Series I Preferred Stock.............................    --      --
 Conversion of debt and interest to Series I Preferred Stock......    --      --
 Series I Preferred Stock issued for services rendered............    --      --
 Series I Preferred Stock issued for fees related to senior
  subordinated note...............................................    --      --
 Beneficial conversion of Series I Preferred Stock................    --      --
 Issuance of Series J Preferred Stock.............................    --      --
 Series J Preferred Stock issued for services rendered............    --      --
 Beneficial conversion of Series J Preferred Stock................    --      --
 Payments against stock subscription receivable...................    --      --
 Net loss.........................................................    --      --
 Foreign currency translation.....................................    --      --

 Comprehensive loss...............................................    --      --
                                                                   -----  ------
Balance at July 3, 2004........................................... 5,478  $4,087
                                                                   =====  ======

                            SEE ACCOMPANYING NOTES.

   Series H        Series I        Series J
   Preferred       Preferred      Preferred      Preferred       Common
     Stock           Stock          Stock      Stock Warrants     Stock        Stock     Additional               Foreign
--------------  --------------  -------------  -------------  ------------- Subscription  Paid-in   Accumulated  Currency
Shares  Amount  Shares  Amount  Shares Amount  Shares  Amount Shares Amount  Receivable   Capital     Deficit   Translation
------ -------  ------ -------  ------ ------  ------  ------ ------ ------ ------------ ---------- ----------- -----------
   --  $    --      -- $    --     --  $   --     --   $   --  3,429  $14      $  --      $ 47,867   $ (79,409)    $ (64)
   --       --      --      --     --      --     --       --     --   --         --         4,120          --        --
   --       --      --      --     --      --     --       --     --   --         --         2,700      (2,700)       --
   --       --      --      --     --      --     --       --     --   --         --           258        (258)       --
   --       --      --      --     --      --     --       --     --   --         --            --        (348)       --
   --       --      --      --     --      --     --       --     --   --         --            --        (182)       --
   --       --      --      --     --      --     --       --     --   --         --            --      (6,390)       --
   --       --      --      --     --      --  1,042    7,600     --   --        (90)           --          --        --
   --       --      --      --     --      --     --       --     --   --         72            --          --        --
   --       --      --      --     --      --     --       --     --   --         --         1,383          --        --
   --       --      --      --     --      --     --       --     --   --         --            28          --        --
   --       --      --      --     --      --     --       --     54   --         --           200          --        --
   --       --      --      --     --      --     --       --      2   --         --             8          --        --
   --       --      --      --     --      --     --       --     --   --         (8)           --          --        --
   --       --      --      --     --      --     --       --     --   --         --            --          --        --
   --       --      --      --     --      --     --       --    153    1         --           518          --        --
   --       --      --      --     --      --     --       --     25   --         --            70          --        --
   --       --      --      --     --      --     --       --     --   --         --            --     (10,479)       --
   --       --      --      --     --      --     --       --     --   --         --            --          --       (76)

   --       --      --      --     --      --     --       --     --   --         --            --          --        --
 ----  -------  ------ -------  -----  ------  -----   ------ ------  ---      -----      --------   ---------     -----
   --       --      --      --     --      --  1,042    7,600  3,663   15        (26)       57,152     (99,766)     (140)
   --       --      --      --     --      --     --       --     --   --         18            --          --        --
   --       --      --      --     --      --     --       --     --   --         --           239          --        --
   --       --      --      --     --      --     --       --     --   --         --            78          --        --
   --       --      --      --     --      --     --       --    200    1         --           399          --        --
   --     (386)     --      --     --      --     --       --     --   --         --            --          --        --
  500    5,000      --      --     --      --     --       --     --   --        (30)           --          --        --
   --   (1,505)     --      --     --      --     --       --     --   --         --         1,505          --        --
   --      875      --      --     --      --     --       --     --   --         --            --        (875)       --
   --       --      --      --     --      --     --       --     --   --         --         2,475      (2,475)       --
   --       --      --      --     --      --     --       --    820    4         --         2,496          --        --
   --       --      --      --     --      --     --       --    705    2         --         1,538          --        --
   --       --      --      --     --      --     --       --     --   --         --            --     (12,259)       --
   --       --      --      --     --      --     --       --     --   --         --            --          --        77

   --       --      --      --     --      --     --       --     --   --         --            --          --        --
 ----  -------  ------ -------  -----  ------  -----   ------ ------  ---      -----      --------   ---------     -----
  500    3,984      --      --     --      --  1,042    7,600  5,388   22        (38)       65,882    (115,375)      (63)
   --       --      --      --     --      --     --       --     --   --         --           240          --        --
   --       --      --      --     --      --     --       --     43   --         --            45          --        --
   --       --      --      --     --      --     --       --     --   --         --         2,566          --        --
   --       --      --      --     --      --     --       --    125   --         --             1          --        --
   --       (1)     --    (657)    --      (1)    --       --     --   --         --            --          --        --
 (22)     (222)     --      --     --      --     --       --  4,859   20         --         2,539          --        --
   --       --  15,153  22,730     --      --     --       --     --   --         --            --          --        --
   --       --     901   1,351     --      --     --       --     --   --         --            --          --        --
   --       --     279     419     --      --     --       --     --   --         --            --          --        --
   --       --     477     715     --      --     --       --     --   --         --            --          --        --
   --       --      --      --     --      --     --       --     --   --         --        25,215     (25,215)       --
   --       --      --      --  3,021   4,532     --       --     --   --       (155)           --          --        --
   --       --      --      --     67     100     --       --     --   --         --            --          --        --
   --       --      --      --     --      --     --       --     --   --         --         4,632      (4,632)       --
   --       --      --      --     --      --     --       --     --   --         93            --          --        --
   --       --      --      --     --      --     --       --     --   --         --            --     (47,836)       --
   --       --      --      --     --      --     --       --     --   --         --            --          --      (116)

   --       --      --      --     --      --     --       --     --   --         --            --          --        --
 ----  -------  ------ -------  -----  ------  -----   ------ ------  ---      -----      --------   ---------     -----
  478  $ 3,761  16,810 $24,558  3,088  $4,631  1,042   $7,600 10,415  $42      $(100)     $101,120   $(193,058)    $(179)
 ====  =======  ====== =======  =====  ======  =====   ====== ======  ===      =====      ========   =========     =====

   Series H
   Preferred
     Stock
--------------
Shares   Total
------ --------
   --  $(31,592)
   --     4,120
   --        --
   --        --
   --      (348)
   --      (182)
   --    (6,390)
   --    68,344
   --        72
   --     1,383
   --        28
   --       200
   --         8
   --     4,391
   --      (164)
   --        --
   --        --
   --   (10,479)
   --       (76)
       --------
   --   (10,555)
 ----  --------
   --    29,315
   --        18
   --       239
   --        78
   --       400
   --      (388)
  500     4,970
   --        --
   --        --
   --        --
   --        --
   --        --
   --   (12,259)
   --        77
       --------
   --   (12,182)
 ----  --------
  500    22,450
   --       240
   --        45
   --     2,566
   --         1
   --      (659)
 (22)        --
   --    22,730
   --     1,351
   --       419
   --       715
   --        --
   --     4,377
   --       100
   --        --
   --        93
   --   (47,836)
   --      (116)
       --------
   --   (47,952)
 ----  --------
  478  $  6,476
 ====  ========

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                                  Year ended
                                                                                         ----------------------------
                                                                                          July 3,  June 28,  June 29,
                                                                                           2004      2003      2002
                                                                                         --------  --------  --------
OPERATING ACTIVITIES
Net loss................................................................................ $(47,836) $(12,259) $(10,479)
    Adjustments to reconcile net loss to net cash flows used in operating activities:
       Depreciation.....................................................................    3,817     3,608     3,730
       Amortization.....................................................................      491       988       921
       Equity instruments issued in lieu of payment for services received...............    3,800        78     1,189
       Stock option expense.............................................................      240       239        28
       Non-cash interest expense........................................................      128       342     9,057
       Other............................................................................       --        26        69
       Gain on sale of assets...........................................................       --        --    (1,064)
       Gain on retirement of equipment..................................................       --       (11)      (80)
       Provision for doubtful accounts..................................................   12,491     6,665     3,165
    Change in operating assets and liabilities:
       Accounts receivable..............................................................   (1,808)   (5,951)    4,088
       Other current assets.............................................................    2,546     5,070       (27)
       Other assets.....................................................................     (118)     (146)     (298)
       Accounts payable.................................................................    7,092       258    (3,872)
       Accrued liabilities..............................................................    3,571    (6,706)  (16,273)
                                                                                         --------  --------  --------
          Cash used in operating activities.............................................  (15,586)   (7,799)   (9,846)
INVESTING ACTIVITIES
    Proceeds from sale of assets........................................................       --        11     1,198
    Purchases of property and equipment.................................................   (5,369)   (2,474)   (4,895)
    Other...............................................................................     (116)      221      (102)
                                                                                         --------  --------  --------
          Cash used in investing activities.............................................   (5,485)   (2,242)   (3,799)
FINANCING ACTIVITIES
    Borrowings under revolving credit agreement, net....................................   (9,430)    4,473     1,725
    Proceeds from notes payable and long-term debt......................................    6,619        --        --
    Payments on notes payable and long-term debt........................................   (3,959)       --        --
    Payments on acquisition notes.......................................................       --        --    (2,000)
    Proceeds from issuance of preferred stock, net......................................   26,604     4,615    15,236
    Proceeds from issuance of common stock, net.........................................       --       400       209
    Proceeds from issuance of restricted stock..........................................       45        --        --
    Stock subscription receivable, net activity.........................................      (62)       --        --
    Debt financing costs................................................................      885      (562)   (1,753)
                                                                                         --------  --------  --------
          Cash provided by financing activities.........................................   20,702     8,926    13,417
                                                                                         --------  --------  --------
Net decrease in cash and cash equivalents...............................................     (369)   (1,115)     (228)
                                                                                         --------  --------  --------
Cash and cash equivalents, beginning of year............................................    1,589     2,704     2,932
                                                                                         --------  --------  --------
Cash and cash equivalents, end of year.................................................. $  1,220  $  1,589  $  2,704
                                                                                         ========  ========  ========
Supplemental Disclosures of Cash Flow Information:
    Cash paid during period for interest................................................ $  2,722  $  2,478  $  6,519
Noncash Investing and Financing Activities:
    Conversion of Series D Preferred to common stock.................................... $     --  $  2,500  $    519
    Conversion of Series F Preferred to common stock....................................    2,047     1,540        70
    Conversion of Series G Preferred to common stock....................................      290        --        --
    Conversion of Series H Preferred to common stock....................................      222        --        --
    Beneficial conversion of Series I Preferred Stock...................................   25,215        --        --
    Beneficial conversion of Series J Preferred Stock...................................    4,632        --        --
    Value of Common Warrants issued in connection with sale of Series H Preferred.......       --     3,980        --
    Conversion of Bridge Notes to Series D Preferred....................................       --        --     5,000
    Conversion of Subscription Notes to Series D preferred..............................       --        --     5,000

                            SEE ACCOMPANYING NOTES.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.  DESCRIPTION OF BUSINESS

   Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) and its subsidiaries (collectively, the "Company", "Velocity") are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

   Reincorporation--On December 18, 2001, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into Velocity Express Corporation. The merger was effective as of January 4, 2002 at which time United Shipping & Technology, Inc. ceased to exist as a separate corporate entity, and all of its assets and liabilities became the assets and liabilities of Velocity Express Corporation. The name of the Company was changed to Velocity Express Corporation.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include Peritas as the result of FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46").

Fiscal Year

   The Company's fiscal year ends the Saturday closest to June 30/th/. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2004 was a 53 week year, 2003 and 2002 each consisted of 52 weeks.

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

--------------------------------------------------------------------------------


Cash Equivalents

   All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost, which approximates market value.

Property and Equipment

   Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings and leasehold improvements are 40 years or the life of the lease and are three to seven years for furniture, equipment, vehicles and computer software.

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

Goodwill

   The Company accounts for its goodwill in accordance with the provisions of Financial Accounting Standards Board (FASB) SFAS No. 142, "Goodwill and Other Intangible Assets." Under these rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred.

   The Company completed its annual goodwill impairment evaluation during 2004, and concluded that no impairment existed.

Deferred Financing Costs

   Deferred financing costs relate to the cost incurred in the arrangement of the Company's debt agreements and are being amortized using the straight-line method over the terms of the related debt.

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

Foreign Currency Translation and Transactions

   Foreign assets and liabilities are translated using the year-end exchange rate. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of shareholders' equity.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


Comprehensive Income (Loss)

   The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) is net earnings (loss) plus certain other items that are recorded directly to shareholders' equity. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income
(loss) is disclosed in the consolidated statement of shareholders' equity.

Stock Plans and Awards

   The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options. Pro forma net earnings and earnings per share are presented in Note 8 as if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure.

   In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and to require expanded and more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 123 but rather, follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                           2004        2003      2002
                                                                         --------    --------  --------
                                                                         (In thousands, except per share
                                                                                   amounts)
Net loss applicable to common shareholders, as reported................. $(77,683)   $(15,609) $(20,357)
   Add: Stock-based employee compensation expense included in reported
     net loss applicable to common shareholders.........................      127         127        --
   Deduct: Stock-based compensation expense determined under fair value
     method for all awards..............................................     (391)     (1,696)     (409)
                                                                         --------    --------  --------
   Pro forma............................................................ $(77,947)   $(17,178) $(20,766)
                                                                         ========    ========  ========
Basic and diluted loss per common share:
   As reported.......................................................... $ (11.04)   $  (3.39) $  (5.82)
                                                                         ========    ========  ========
   Pro forma............................................................ $ (11.08)   $  (3.73) $  (5.93)
                                                                         ========    ========  ========

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown: [No options were granted during fiscal 2004]

                                                   2003 2002
                                                   ---- ----
                    Expected dividend yield.......   0%   0%
                    Expected stock volatility..... 118% 115%
                    Risk-free interest rate....... 2.8% 2.5%
                    Expected life of options......   3    3

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Under the forgoing assumptions, the weighted-average fair value of each option granted during fiscal year 2003 and 2002 was $1.32 and $3.95, respectively. There were no options granted in fiscal year 2004.

Reclassifications

   Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. The adoption of this statement beginning in fiscal 2003 has not had a material impact on the Company's consolidated financial position or results of operations.

   The Company adopted FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in fiscal 2003. FIN No. 45 provides guidance on the recognition and disclosure of certain types of guarantees, including product warranties. The adoption of this standard has not had a material impact on the Company's consolidated financial statements.

   In January 2003, FIN No. 46 was issued, which requires the consolidation of variable interest entities. FIN No. 46 is applicable to financial statements issued by the Company beginning in fiscal 2004. However, disclosures are required if the Company expects to consolidate any variable interest entities. The Company has consolidated Peritas. [See footnote 5 Consolidated Financial Interest Entity]

   In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the fourth quarter of fiscal year 2003. This Statement did not have any effect on the Company's consolidated financial position, results of operations and cash flow.

3.  ACQUISITION

   On August 2, 2001, the Company completed certain purchase price adjustments to a fiscal year 2000 merger agreement related to the acquisition of Velocity. The purchase price adjustments provide for the discharge of certain pre-acquisition insurance liabilities, principally the amount of the accruals necessary for workers'

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

compensation and auto insurance reserves of approximately $13.5 million as well as certain other adjustments including litigation and customer loss accruals, which had the impact of reducing specific liabilities by approximately $12.0 million. Additionally, under the terms of the settlement regarding the purchase price, the Company was no longer liable for the convertible subordinated note to CEX in the amount of $3.6 million, the long-term subordinated note to CEX of $6.5 million, the short-term subordinated note to CEX of $4.4 million and the accrued interest related to the notes of approximately $2.8 million. The purchase price adjustments totaling approximately $42.8 million were recorded as an offset to the goodwill in the Company's first quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company finalized all purchase price adjustments associated with the amendment to the merger agreement resulting in a reduction in the previously reported adjustment to goodwill of approximately $3.1 million. In conjunction with the agreement pertaining to the purchase price adjustments, the Company issued a five-year common stock warrant for 400,000 shares at an exercise price of $2.00 per share. The warrants were issued for services rendered by two outside consultants, one of whom subsequently was appointed Chairman of the Board of the Company. The fair value of the warrants amounted to approximately $1.0 million and is included in other expense in the statement of operations. The fair value was determined on date of the grant using the Black-Scholes option pricing model assuming expected volatility of 121%, a risk-free interest rate of 4%, and an expected life of five years.

   The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values.

4.  RESTRUCTURING

   In connection with the acquisition of Velocity, management implemented a plan to involuntarily terminate approximately 100 employees and to consolidate certain facilities. Approximately $3.9 million in anticipated costs relating to such items was included in the acquisition cost allocation. As of June 28, 2003, approximately $3.9 million in costs (primarily related to severance payments and lease terminations) have been charged against the reserve and no amounts related to such plan have been included in the determination of net loss for the year.

   During fiscal 2004 the Company relocated its headquarters and financial functions to Westport Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. Approximately $243,000 of severance pay liability remains at July 3, 2004 and has been accrued.

5.  CONSOLIDATED FINANCIAL INTEREST ENTITY

   During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first--a major customer and, subsequently--a growing market demand. This major customer's desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global, one of the Company's largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors ("ICs") to service outsourced customer business endeavors. When in full operation, it is anticipated that the Peritas / Velocity arrangement will be one where Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

   Velocity provided for the initial purchase of $799,000 of customer vehicles, for Peritas, with an offset against account receivable balances due from the aforementioned customer. Peritas reimbursed Velocity for the full amount of the purchase price during August 2004. Additional vehicles purchases amounting to $854,000 have been subsequently made by Velocity on behalf of Peritas and repaid.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   For the fiscal year ended July 3, 2004 the operations of Peritas have been consolidated. Such operations provided a minimal net income to Velocity of $27,000 on net sales of $36,000.

   During the second quarter of fiscal 2005 TH Lee Putnam Ventures, a major investor in and related party to Velocity purchased 100% of Peritas from MCG Global [See footnote 14 SUBSEQUENT EVENTS].

6.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                           July 3,     June 28,
                                                            2004         2003
                                                           -------     --------
                                                           (Amounts in thousands)
              Land........................................ $   194     $   194
              Buildings and leasehold improvements........   1,610       1,395
              Furniture, equipment and vehicles...........   6,851       7,636
              Computer software...........................  11,941       8,129
                                                            -------    -------
                                                            20,596      17,354
              Less accumulated depreciation...............  (9,234)     (7,544)
                                                            -------    -------
              Total....................................... $11,362     $ 9,810
                                                            =======    =======

7.  DEBT

   Long-term debt consists of the following:

                                                     July 3,    June 28,
                                                      2004        2003
                                                     --------   --------
                                                    (Amounts in thousands)
                   Revolving note.................. $ 29,531    $ 38,961
                   Senior subordinated note........    5,468       4,602
                   Other...........................    1,244         182
                                                     --------   --------
                                                      36,243      43,745
                   Less current maturities.........  (31,008)    (39,143)
                                                     --------   --------
                   Total Long Term Debt............ $  5,235    $  4,602
                                                     ========   ========

   The future maturities of long-term debt consist of the following (amounts in thousands):

                          Revolving         Senior
                        Line of Credit Subordinated Note Other   Total
                        -------------- ----------------- ------ -------
         Fiscal year:
            2005.......    $29,531          $1,000       $  477 $31,008
            2006.......         --           2,000          593   2,593
            2007.......         --           2,000          174   2,174
            Thereafter.         --             468           --     468
                           -------          ------       ------ -------
                           $29,531          $5,468       $1,244 $36,243
                           =======          ======       ====== =======

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   On January 25, 2002, the Company entered into a revolving credit facility with Fleet Capital Corporation ("Fleet"), which replaced the credit facility with GE Capital. Borrowings under the revolving note were limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest was payable monthly at a rate of prime plus 1.25% (5.25% at June 28, 2003), or, at the Company's election, at LIBOR plus 3%. Further, the Company had the ability to lower these margins by 0.5% over the remainder of the agreement provided it met certain conditions as defined in the agreement. As of June 28, 2003, the Company had 81% of the facility under LIBOR contracts at interest rates ranging from 4.25% to 4.375%. In addition, the Company was required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. Commitment fees paid during fiscal 2004 and 2003 were minimal. The facility was scheduled to mature January 2004, but amended as discussed below.

   On November 26, 2003, the Company amended and restated the revolving credit facility with Fleet and Merrill Lynch Capital. Borrowings under this new arrangement are limited to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at July 3, 2004), or, at the Company's election, at LIBOR plus 3.25%. Further, these margins may be adjusted upward or downward 25 basis points on an annual basis depending on the Company's achieving certain conditions as defined in the agreement. As of July 3, 2004, the Company has 85% of the facility usage under LIBOR contracts at an average interest rate of 4.5%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. Commitment fees paid during fiscal 2004 and 2003 were minimal. The facility terminates on December 31, 2006. Due to the characteristics of the revolving credit facility, in accordance with current accounting pronouncements, the Company has classified the amount outstanding under the revolving credit facility as a current liability.

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

   During fiscal year 2002 the Company entered into a senior subordinated note with Bayview Capital which called for interest payable quarterly at 12% per annum and was due September 30, 2004. The note was subordinate to the revolving note. The initial carrying value of the senior subordinated note was reduced by $1.7 million for the fair value of the common stock warrant issued to the senior subordinated lender. The unamortized discount was $0.4 million at June 28, 2003, was being amortized over the remaining term of the note. As noted below the note was paid on November 26, 2003. The unamortized balance of the original issue discount was recognized as a period expense and reported as a component of interest expense for the year ended July 3, 2004. The related warrant has an exercise price of $6.71 per share and entitles the holder to acquire, in whole or in part, 674,540 shares of the Company's common stock, as adjusted to reflect certain anti-dilution rights as defined in the warrant purchase agreement.

   On November 26, 2003, the Company entered into a new senior subordinated note agreement with BET Associates, LP which replaced the senior subordinated debt facility with the former lender, Bayview Capital. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.5 million at July 3, 2004, and is being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

fees were recorded as deferred financing costs and will be amortized over the life of the loan. The senior subordinated note has monthly interest payable 15% per annum (to be reduced to 12% upon the occurrence of certain events), and includes a requirement of quarterly principal repayments of $0.5 million beginning January 31, 2005. Further, the Company is required to pay a service fee of $5,000 per month related to the acquisition and management of the indebtedness. The senior subordinated note is due October 31, 2007. The note is subordinate to the revolving note.

   During fiscal years 2004, and 2003 the company amortized $1.2 million and $1.0 million of deferred financing costs, respectively.

   Substantially all of the Company's assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company has been required to maintain the following financial covenants:

  . Capital expenditures may not exceed $2.75 million and $3.0 million, respectively for the fiscal years ending July 3, 2004 and July 2, 2005.

  . EBITDA must exceed $0.75 million, $2.0 million, $2.5 million, and $3.3 million, respectively for the three month period ending January 1, 2005, the six month period ending April 2, 2005, and the six month period ending July 2, 2005, and each six month period thereafter.

  . Interest Coverage ratios must exceed 1.2 to 1, 1.5 to 1, and 2.2 to 1, respectively for the three month period ending January 1, 2005; the six month period ending April 2, 2005; and the nine month period ending July 2, 2005.

On March 31, 2004 and July 1, 2004, the Company entered into the third and fourth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants, provided for in the agreement discussed above, that the Company had at the time violated.

   As of July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit and its senior subordinated debt facilities. Pursuant to the Company's receipt of $21.0 million of investment capital, on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company's EBITDA for each of two consecutive months equals or exceeds the Company's fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

   In connection with amending and restating the revolving credit facility and obtaining the senior subordinated note, the Company was required to obtain an additional $25.2 million of investment capital. As part of this equity raise, the Company borrowed $1.0 million during the first quarter from an individual investor with an agreement to repay the principal and interest within 90 days. During the second quarter, the indebtedness to the individual investor plus the interest thereon as well as $0.1 million of other borrowings were converted to Series I Convertible Preferred Stock.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


8.  SHAREHOLDERS' EQUITY

   At July 3, 2004, the following shares of the Company's $0.004 par value stock were authorized, issued and outstanding:

                                                                  Issued and
                                                    Authorized  Outstanding at
                                                      Shares     July 3, 2004
                                                    ----------- --------------
 Series J Convertible Preferred Stock..............   8,000,000    3,088,126
 Series I Convertible Preferred Stock..............  16,810,000   16,809,987
 Series H Convertible Preferred Stock..............     500,000      477,797
 Series G Convertible Preferred Stock..............   9,000,000    5,478,331
 Series F Convertible Preferred Stock..............   1,200,000      740,339
 Series D Convertible Preferred Stock..............   3,000,000    1,517,444
 Series C Convertible Preferred Stock..............   5,000,000    2,000,000
 Series B Convertible Preferred Stock..............  10,000,000    2,806,797
 Common Stock...................................... 150,000,000   10,415,218

Series J Convertible Preferred Stock

   In February 2004, the Company's Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock ("Series J Preferred") through a private placement. Pursuant to Stock Purchase Agreements entered into during March and April 2004, the Company contracted to issue, upon shareholder approval, 3,088,126 shares of Series J Preferred to investors for $1.50 per share for net proceeds of approximately $4.6 million. The issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. TH Lee Putnam Ventures & MCG Global, who control a majority of the shares, have agreed to vote for such approvals. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series J Preferred is $0.15 per common share, and, at the time the stock purchase agreements were entered into, assuming that the Series J Preferred were issued and convertible then, each share of Series J Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $4.6 million which was recognized as a deemed dividend to preferred shareholders. The Company began selling its Series J Preferred on March 30, 2004 and has completed the sale of the Series J Preferred in the first quarter of fiscal 2005. Upon completion of the sale of the Series J Preferred, the Company will be required to recognize a charge against net income (loss) available to common shareholders of approximately $7.4 million to reflect the beneficial conversion in the Series J Preferred.

Series I Convertible Preferred Stock

   In connection with the extensions of the revolving credit and senior subordinated debt facilities in November 2003, the Company's Board of Directors authorized the sale of up to $25.2 million in Series I Convertible Preferred Stock ("Series I Preferred") through a private placement. Pursuant to Stock Purchase Agreements entered into during October, November and December 2003, the Company contracted to issue, upon shareholder approval, 16,809,987 shares of Series I Convertible Preferred Stock for $1.50 per share for net proceeds of approximately $24.6 million. The issuance of the Series I Preferred is subject to shareholder approval and has voting rights on an as-converted basis unless the resulting conversion results in the holder having, cumulatively, more than 40% of the voting stock of the Company. TH Lee Putnam Ventures & MCG Global, who control a majority of the shares, have agreed to vote for such approvals. Additionally, shareholder approval

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

is required to increase the number of authorized shares of the Company's stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series I Preferred is $0.15 per common share, and, at the time the stock purchase agreements were entered into, assuming that the Series I Preferred were issued and convertible then, each share of Series I Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series I Preferred is convertible are subject to adjustment in order to prevent dilution. The Series I Preferred was deemed to have contained a beneficial conversion amounting to $25.2 million which was recognized as a deemed dividend to preferred shareholders.

Series H Convertible Preferred Stock

   The Company, while in the process of raising subordinated debt, authorized the issuance of up to $5.0 million of its Series H Convertible Preferred Stock ("Series H Preferred"). The initial conversion price of the Series H Preferred was $1.00 per common share, and is convertible into the Company's common stock upon the later of shareholder approval or April 30, 2003. Both the conversion price and the number of common shares into which the Series H Preferred is convertible are subject to adjustment in order to prevent dilution.

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

Series G Convertible Preferred Stock

   In May 2002, the Company issued 5,865,331 shares of Series G Preferred for net proceeds of $4.1 million. The initial conversion price of the Series G Preferred was $3.75, and, at the time of issuance, each share of Series G Preferred was convertible, upon shareholder approval, into 0.2 shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series G is convertible are subject to adjustment in order to prevent dilution.

Series F Convertible Preferred Stock

   During fiscal 2002, the Company issued 1,072,752 shares of Series F Preferred for net proceeds of approximately $11.3 million. The initial conversion price of the Series F Preferred was $2.75, and, at the time of issuance, each share of Series F Preferred was convertible into four shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series F is convertible are subject to adjustment in order to prevent dilution. The Company also issued warrants to purchase 360,128 shares of

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

common stock with an exercise price of $3.60 per share in connection with these sales. The warrants expire between July and November of 2006. The fair value of the warrants as determined by an outside independent appraiser was determined to be approximately $0.3 million and was charged to accumulated deficit. At July 3, 2004, 740,339 shares of Series F Preferred are outstanding.

Series D Convertible Preferred Stock

   The Company entered into a bridge loan agreement dated January 4, 2001, and a supplemental bridge loan agreement dated January 31, 2001 (collectively, the "Bridge Loan Agreement"), pursuant to which the Company received $3.5 million and $1.5 million, respectively. The indebtedness was represented by promissory notes, payable on July 4, 2001, bearing interest at a rate of 18% per annum (the "Bridge Notes"), which were convertible at the option of the lender into 909,090 shares of the Company's Series D Preferred at an exercise price of $5.50 per share pursuant to the Bridge Loan Agreement, upon shareholder approval of the conversion.

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

   During fiscal 2002 at a special shareholders' meeting, the Company's shareholders approved the conversion of the Bridge Notes and the Subscription Notes that the Company entered into in fiscal 2001 into shares of Series D Preferred, resulting in the issuance of 1,642,444 shares of Series D Preferred. As a result of the conversion, the Company recorded a $4.7 million non-cash interest charge. The initial conversion price of the Series D Preferred was $4.00, and, at the time of issuance, each share of Series D Preferred was convertible into two shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series D is convertible are subject to adjustment in order to prevent dilution.

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

Series C Convertible Preferred Stock

   In September 2000, the Company issued 2,000,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred") at $6.00 per share for total proceeds of $12.0 million and the cancellation of two warrants issued in connection with the Series B Preferred. The initial conversion price of the Series C Preferred was

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

$30.00, and, at the time of issuance, each share of Series C Preferred was convertible into 0.20 shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series C is convertible are subject to adjustment in order to prevent dilution.

   In connection with the issuance of the Series C Preferred the Company issued warrants to purchase 825,484 shares of Series C Preferred at an exercise price of $0.01 per share (the "Series C Warrants"). The warrants expire September 1, 2005. The fair value of the Series C Warrants as determined by an outside independent appraiser was determined to be approximately $3.5 million and was allocated from the value received from the Series C Preferred Stock. The $2.7 million remaining fair value received for the Series C Preferred in excess of the Series C Preferred redemption value and the Series C Warrants was recorded as additional paid-in capital.

Series B Convertible Preferred Stock

   In May 2000, the Company entered into an agreement to sell 2,806,797 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred") at a price of $9.00 per share for a total of approximately $25.3 million. Three separate warrants were issued to the Series B Preferred shareholders subject to approval at a special meeting of shareholders in August 2000. The fair value of the warrants issued with the Series B Preferred was allocated from the carrying amount of the Series B Preferred to the respective warrants at the August 2000 measurement date. The initial conversion price of the Series B Preferred was $45.00, and, at the time of issuance, each share of Series B Preferred was convertible into 0.20 shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series B is convertible are subject to adjustment in order to prevent dilution.

   The Company agreed to issue with the preferred shares three warrants upon the approval of the Company's shareholders. The terms of the three warrants were as follows:

  . A warrant to purchase the number of shares of Series B Preferred equal to an aggregate of $30 million divided by the 45-day average closing sales price of the Company's common stock immediately prior to the date of exercise. The fair value of this warrant as determined by an outside independent appraiser was determined to be approximately $4.4 million at the date of shareholder approval. In exchange for the Series C Warrants, the Company subsequently canceled this warrant.

  . A warrant to purchase up to an aggregate of 452,901 shares of Series B Preferred at an exercise price of $9.00 per share, subject to adjustment in order to prevent dilution. The fair value of this preferred warrant as determined by an outside independent appraiser was determined to be approximately $0.6 million at the date of shareholder approval. In exchange for the Series C Warrants, the Company subsequently canceled this warrant.

  . A warrant to purchase an aggregate of 85,000 shares of the Company's common stock. The warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 600,000 options granted under the Company's 2000 Stock Option Plan are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The fair value of this warrant as determined by an outside independent appraiser was determined to be approximately $0.4 million at the date of shareholder approval. The warrant expired on May 31, 2004.

   In September 2000, two of the warrants issued to the Series B Preferred shareholders were exchanged as partial consideration for the Series C Preferred. The remaining outstanding warrant issued with the Series B Preferred provides for the purchase of an aggregate of 85,000 shares of the Company's common stock. The

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

warrant becomes exercisable on a pro rata basis in the event and to the extent that any of the 3,000,000 options granted under the Company's 2000 Stock Option Plan ("2000 Plan") are exercised. The exercise price is equal to the lowest exercise price of the initially approved 2000 Plan options, subject to adjustment to prevent dilution. The warrant expired on May 31, 2004.

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

Preferred Warrants

   As described above in the sections entitled Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company issued certain warrants to purchase preferred stock to the Holders of both the Series C & D Convertible Preferred Stock. The warrants are subject to adjustments to prevent dilution under the same terms as the Series C & D Convertible Preferred Stock.

Common stock

   During fiscal 2004, the Company issued 3,743,470 shares, 324,242 shares and 791,822 shares of common stock as a result of shareholder conversions of Series F Preferred, Series G Preferred and Series H Preferred, respectively.

   During fiscal 2004, the Company issued 42,500 shares of restricted common stock to members of the board of directors for their service to the board. The stock vests one year from the date of grant. The Company will amortize the expense of approximately $44,570 in the statement of operations based on the fair market value of the common stock as determined on the date of grant using the closing price of the Company's common stock as quoted on the NASDAQ system over the vesting period.

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

Stock Options and Warrants

   The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 2,670,996 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option prices are not less than the fair market value of the Company's common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company's common stock on the date of grant. The majority of the options vest annually in equal amounts over a three-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. As of July 3, 2004, there were 42,500 shares of restricted stock outstanding. No restricted stock or performance shares were outstanding as of June 28, 2003 or June 29, 2002.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   The Company has 1,497,252 shares available for grants under the option plans at July 3, 2004.

   A summary of the status of the Company's stock option plans as of July 3, 2004 and activity during the three fiscal years then ended is presented below:

                                              Options Outstanding Weighted-
                                                Under the Plan     Average
                                              ------------------  Exercise
                                                 ISO     Non-ISO    Price
                                              --------  --------  ---------
     Balance at June 30, 2001................  360,987   471,585   $32.72
        Granted..............................  497,849   220,032     6.72
        Exercised............................  (28,637)  (25,001)    3.73
        Forfeited............................ (217,605) (111,000)   47.58
                                              --------  --------
     Balance at June 29, 2002................  612,594   555,616    13.90
        Granted..............................  480,750        --     1.89
        Forfeited............................ (184,050)  (43,000)    7.35
                                              --------  --------
     Balance at June 28, 2003................  909,294   512,616    10.88
        Forfeited............................ (433,717)  (15,180)    6.27
                                              --------  --------
     Balance at July 3, 2004.................  475,577   497,436   $13.01
                                              ========  ========

                     Options Outstanding              Options Exercisable
        --------------------------------------------- -------------------
                                 Weighted-
                                  Average
                                 Remaining  Weighted-          Weighted-
                                Contractual  Average            Average
           Range of              Life (in   Exercise           Exercise
        Exercise Prices Number    years)      Price   Number     Price
        --------------- ------- ----------- --------- -------  ---------
         $ 1.87- 4.60   409,702    7.08      $ 1.95   205,024   $ 2.01
           5.80- 9.55   337,919    6.64        6.58   295,475     6.64
          10.00-17.50    25,432    3.51       12.83    23,057    13.02
          22.50-34.38    57,760    5.32       27.37    57,760    27.37
                54.38   142,200    5.92       54.38   142,200    54.38
                        -------                       -------
                        973,013    6.56      $13.01   723,516   $16.57
                        =======                       =======

   During fiscal 2003, the Company issued 480,750 incentive stock options to employees in consideration for the employees entering into non-compete agreements. The fair value of these stock options amounted to approximately $382,000 and will be recognized as expense in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2004 and 2003 related to these stock options was $127,000 and $127,000, respectively.

   During fiscal 2002, the Company issued 150,000 non-statutory stock options to two of the its board members at 85% of the fair market value of the Company's common stock on the date of grant. The expense associated with the options amounted to approximately $338,000 and is being recognized in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2004, 2003 and 2002 related to these stock options was $113,000, $112,000 and $28,000, respectively.

   In fiscal 2002, the Company issued four non-qualified stock options outside of the Company's 2000 Stock Option Plan to four employees for the purchase of 20,000 shares of common stock at a purchase price of $6.25 per share.

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   A summary of the common stock warrants outstanding at July 3, 2004 is as follows:


                       Common Stock Warrants Outstanding
              ----------------------------------------------------
                                            Weighted-
                                             Average     Weighted-
                                            Remaining     Average
                 Range of                  Contractual   Exercise
              Exercise Prices   Number   Life (in years)   Price
              --------------- ---------- --------------- ---------
               $ 0.01- 0.05..  9,606,820      4.72        $ 0.01
                 0.22- 3.60..    649,005      2.40          2.83
                 4.25- 8.75..    183,290      1.89          8.42
                14.65-25.13..     15,970      0.76         20.52
                31.88-64.63..     19,488      1.70         51.01
                              ----------
                              10,474,573      4.51        $ 0.46
                              ==========

   On February 12, 2004, the Company issued 3,456,663 common stock warrants to certain members of the Company's management. The warrants are initially exercisable into one share of common stock per warrant, have an exercise price of $0.01 per share and a term of seven years. Warrants granted in connection with offers of employment are immediately exercisable upon their grant. All other warrants granted are not exercisable until shareholder approval of their issuance is obtained. Holders of such warrants have agreed to surrender these warrants if shareholder approval of their issuance is not obtained in the next annual shareholder meeting. These warrants, by their terms, provide for an anti-dilution adjustment to the number of shares of common stock into which the warrants are exercisable in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. In the event the Company issues or sells any shares of common stock or securities convertible into or exercisable for common stock for a consideration per share of common stock of less than the market price of the common stock, determined as of the date of the initial issue or sale, the exercise rate of the warrants shall be proportionately adjusted to prevent dilution. As of July 3, 2004, each warrant is exercisable into 1.097 shares of common stock. The fair value of the warrants was approximately $2.6 million, which was included in compensation expense in the statement of operations during the fiscal year. Further expansion of the management team may result in additional warrant issuances and related compensation charges.

   In fiscal 2003, the Company issued 30,000 common stock warrants at an exercise price of $3.08 per share and 10,000 common stock warrants at an exercise price of $8.25 per share to consultants in exchange for services rendered. The term of the warrants is five years. The fair value of the warrants was approximately $78,000 and was included in compensation expense in the statement of operations.

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

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for fiscal 2004, 2003 and 2002:

                                                                                    Year Ended
                                                                           --------------------------------
                                                                            July 3,    June 28,   June 29,
                                                                             2004        2003       2002
                                                                            --------   --------   --------
                                                                           (Amounts in thousands, except per
                                                                                    share data)
Numerator
   Net loss............................................................... $(47,836)   $(12,259)  $(10,479)
   Beneficial conversion feature..........................................       --          --     (2,700)
   Adjustment of Common Warrants issued in connection with sale of Series
     F Preferred to market value..........................................       --          --       (258)
   Accretion of Series B Redeemable Preferred Stock to its redemption
     value................................................................       --          --       (348)
   Accretion of Series D Redeemable Preferred Stock to its redemption
     value................................................................       --          --       (182)
   Value of Common Warrants issued in connection with sale of Series H
     Preferred............................................................       --      (2,475)        --
   Beneficial conversion feature for Series H Preferred...................       --        (875)        --
   Beneficial conversion feature for Series I Preferred...................  (25,215)
   Beneficial conversion feature for Series J Preferred...................   (4,632)
   Adjustment of Preferred Series C Warrants to market value..............       --          --     (3,770)
   Adjustment of Preferred Series D Warrants to market value..............       --          --     (2,620)
                                                                            --------   --------   --------
   Net loss applicable to common shareholders............................. $(77,683)   $(15,609)  $(20,357)
                                                                            ========   ========   ========
Denominator for basic and diluted loss per share Weighted average shares..    7,038       4,606      3,500
                                                                            ========   ========   ========
Basic and Diluted Loss Per Share.......................................... $ (11.04)   $  (3.39)  $  (5.82)
                                                                            ========   ========   ========

   The following table presents securities that could potentially dilute basic earnings per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

                                                July 3, June 28, June 29,
                                                 2004     2003     2002
                                                ------- -------- --------
                                                 (Amounts in thousands)
       Stock options...........................      --      19      224
       Common warrants.........................   7,469   1,950      487
       Preferred warrants:
          Series C Convertible Preferred.......   3,623     907      735
          Series D Convertible Preferred.......   2,321     565      461
       Convertible preferred stock:
          Series B Convertible Preferred.......  17,798   4,580    3,721
          Series C Convertible Preferred.......   8,808   2,214    1,785
          Series D Convertible Preferred.......  16,459   4,729    4,224
          Series F Convertible Preferred.......  18,204   6,462    4,235
          Series G Convertible Preferred.......   5,207   1,428      187
          Series H Convertible Preferred.......  18,524   2,644       --
          Series I Convertible Preferred....... 115,677
          Series J Convertible Preferred.......   6,559
                                                -------  ------   ------
                                                220,649  25,498   16,059
                                                =======  ======   ======

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


9.  INCOME TAXES

   The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (amounts in thousands):

                                                         July 3,  June 28,
                                                          2004      2003
                                                        --------  --------
    Deferred Assets:
       Federal net operating loss carryforward......... $ 54,148  $ 38,555
       A/R direct write off............................    1,657        --
       Bad Debt........................................    1,803       869
       Accrued Legal Fees..............................    1,006     1,418
       Accrued Compensation............................      236        (1)
       Accrued Audit Fees..............................      107        --
       Self Insurance--Vehicle.........................    1,352     1,071
       Self Insurance--Workers' Compensation Insurance.    2,241     2,932
       Other...........................................       13        14
                                                        --------  --------
           Total deferred tax benefit..................   62,563    44,858
       Deferred tax liabilities........................       --        (5)
                                                        --------  --------
                                                          62,563    44,853
       Less valuation allowance........................  (62,563)  (44,853)
                                                        --------  --------
       Net deferred tax asset.......................... $     --  $     --
                                                        ========  ========

   At July 3, 2004 the Company had net operating loss carry forwards for income tax purposes of approximately $142.5 million, which expire 2005 through 2024. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

   The change in the valuation allowance was an increase of $17.9 million, $4.9 million and $5.3 million in fiscal years 2004, 2003 and 2002, respectively, and resulted principally from net operating loss carry forwards.

10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

   The Company leases equipment, vehicles, and buildings under non-cancelable leases. Future minimum lease commitments under non-cancelable leases as of July 3, 2004 were as follows (amounts in thousands):

                             Fiscal year:
                                2005....... $ 9,108
                                2006.......   6,046
                                2007.......   4,317
                                2008.......   1,739
                                2009.......     486
                                Thereafter.      41
                                            -------
                                            $21,737
                                            =======

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


   Rent expense was $18.6 million, $15.5 million and $16.5 million during the years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.

Automobile and Workers' Compensation Liabilities

   The Company is partially self-insured for automobile, workers' compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. These estimates include the Company's actual experience based on information received from the Company's insurance carriers and historical assumptions of development of unpaid liabilities over time. The Company pre-funds this estimated liability on a monthly basis based upon actuarial loss projections. As of July 3, 2004 and June 28, 2003, the Company has deposits recorded of $6.3 million and $7.4 million, respectively.

   The Company has established reserves for automobile and workers' compensation liabilities, which it believes, are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has managed to fund settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts.

Litigation

   The Company is subject to legal proceedings and claims that arise in the ordinary course of their business. The Company determined the size of its legal reserve with respect to these matters in accordance with generally accepted accounting principles based on management's estimate of the probable liability. In the opinion of management, none of these legal proceedings or claims is expected to have a material effect upon the Company's financial position or results of operations. However, the impact on cash flows might be material in the periods such claims are settled and paid.

11.  EMPLOYEE BENEFIT PLANS

   The Company has defined contribution retirement plans (the "Plans") in accordance with Section 401(k) of the Internal Revenue Code. All full-time employees of the Company and its subsidiaries are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contributions for fiscal years 2004, 2003 or 2002.

12.  RELATED PARTY TRANSACTIONS

   Mr. Vincent A. Wasik serves as the Company's Chief Executive Officer pursuant to a Contractor Services Agreement, effective as of July 28, 2003, between the Company and MCG Global LLC. Mr. Wasik is an owner and principal of MCG Global LLC and was a shareholder and Chairman of the Board of the Company at the time this Contractor Services Agreement was authorized and entered into. The Service Agreement sets forth the rights and duties of both the Company and Mr. Wasik and directs the Company's Compensation Committee to establish, on an annual basis, Mr. Wasik's compensation level and eligibility for salary increases, bonuses, benefits and grants of equity. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, the Company has agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to the Company, other than as a result of gross negligence or willful misconduct. The Company also agreed to cause

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

MCG and Mr. Wasik to be named as additional insured parties under its Directors and Officers Liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon the Company to pay severance in the event the agreement is terminated by the Company. During the fiscal year 2004, Mr. Wasik and MCG were reimbursed $31,535 and $107,535, respectively for expenses incurred on the Company's behalf. In addition the Company paid $410,000 and issued $465,000 of Preferred Stock to MCG in lieu of cash for continuing and specific services rendered in addition to Mr. Wasik's compensation; of these amounts the Company recorded compensation expense of $510,000 to Mr. Wasik through MCG for these services and the remainder is recorded in SG&A for rent and management services. During fiscal 2004, the Company also reimbursed a major investor, TH Lee Putnam Ventures LLP ("THLPV") $46,125 for expenses incurred on the Company's behalf. THLPV also provides the Company with a standby Letter of Credit guarantee of $7.5 million in support of the Company's revolving credit facility.

   The Company has a business relationship with Peritas, LLC ("Peritas"), a vehicle rental company wholly owned by THLPV. Peritas was initially formed and owned by MCG Global, LLC. The founder and principal of MCG Global LLC is Vincent Wasik, the Chairman of the Board and CEO of the Company. MCG established Peritas to accommodate the Company's need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short term ownership or management of Peritas and Peritas was transferred to THLPV for no compensation or consideration. The business of Peritas is to rent delivery vehicles to independent contractors who perform services for the Company and other companies. On May 24, 2004, the Company and Peritas entered into an Agency Agreement whereby the Company acts as an agent for Peritas for the purposes of vehicle rentals. The term of the agreement is for twelve months. The services performed by the Company under the Agency Agreement include, renting the vehicles to independent contractors, maintenance of the vehicles and collecting the rental fees and delivering the fees to Peritas. Under the Agency Agreement, the Company receives a 10% commission of all rental revenues and a reimbursement of any vehicle related expenses. To date, the Company has collected rental revenues and received commissions. The Company's Audit Committee approved the business relationship between the Company and Peritas. [See footnote 5 CONSOLIDATED FINANCIAL INTEREST ENTITY]

   In fiscal 2003, the Company issued $0.2 million of Series H Preferred as compensation for these services.

   In fiscal 2002, the Company granted a total of 245,000 warrants to purchase common stock. 200,000 of the warrants are five-year common stock warrants with an exercise price of $2.00 per share. The fair value of the warrants was determined on the date of grant using the Black-Scholes option pricing model, assuming expected volatility of 121%, a risk-free interest rate of 4%, and expected life of five years. The remaining 45,000 warrants are five-year warrants, having an exercise price of $8.10 per share, and were priced at fair market value on the date of grant based on the closing price of the Company's common stock as quoted on the NASDAQ system. Cash and warrant-based compensation for these services amounted to $1.8 million in fiscal 2002.

13.  LIQUIDITY

   The Company reported a loss from operations of approximately $44.3 million for fiscal 2004; and, has negative working capital of approximately $35.5 million at July 3, 2004, primarily due to the classification of the revolving credit facility as a current liability, and the write-off of certain Accounts Receivable balances.

   On March 31, 2004 and July 1, 2004, the Company entered into the third and fourth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above. In connection with amending and restating the revolving credit facility and obtaining the senior subordinated note, the Company was

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

required to obtain an additional $25.2 million of investment capital. As part of this equity raise, the Company borrowed $1.0 million during the first quarter from an individual investor with an agreement to repay the principal and interest within 90 days. During the second quarter, the indebtedness to the individual investor plus the interest thereon as well as $0.1 million of other borrowings were converted to Series I Convertible Preferred Stock.

   At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2005; and pursuant to the Company's receipt of $21.0 million of investment capital [See footnote 14 SUBSEQUENT EVENTS], on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company's EBITDA for each of two consecutive months equals or exceeds the Company's fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

14.  SUBSEQUENT EVENTS

  .   New Equity Investment

   On December 21, 2004, the Company signed a purchase agreement to raise approximately $21 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock upon approval of the transaction by the Company's shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company's Board of Directors. The Preferred Series M Stock will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company's shareholders do not approve the transaction, the interest rate will increase to 19%. As part of the transaction, the investors required that the Company's charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Preferred Series M will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Preferred Series M Stock plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes.

   The investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the fiscal year; and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company's ability to service their respective business needs on a continuing basis.

  .   Warrant to Purchase Common Stock

   As part of the above-described Series M private placement, the new investors required that TH Lee Putnam Ventures ("THLPV") reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001. Due to the pricing of the warrant, the Company expects to take a charge.

  .   Series L Convertible Preferred Stock

   On December 20, 2004, the Company's Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock ("Series L Preferred") through a private placement. The purchaser will be TH Lee Putnam Ventures and its related affiliates. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company will sell, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The consideration for the Series L will consist of cancellation of the Company's obligation to repay the investor the funds paid by the investor to the Company's senior lender to support the Company's revolving credit facility. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all of the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company's common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred is expected to contain a beneficial conversion amounting to $7.0 million which will be recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

  .   Peritas LLC

   During November 2004, the Company's Consolidated Financial Interest Entity was purchased by TH Lee Putnam Ventures from MCG Global. The Company will continue, on a forward basis, to enjoy a strategic relationship with Peritas pursuant to customer service and business development. As TH Lee Putnam Ventures is a significant investor in the Company, the business relationship and extent of interactivity will hereafter be disclosed along with related party transactions. The future need to consolidate Peritas as a part of the Company's financial statements will be determined based upon the requirements as set forth in FIN No. 46.

  .   Issuance of Series K Preferred Stock

   On June 30, 2004, the Company's Board of Directors authorized the sale of up to $25 million of Series K Convertible Preferred Stock ("Series K Preferred") through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred. Upon completion of the sale of the Series K Preferred in the second fiscal quarter of 2005, the Company will be required to recognize a charge against net income (loss) available to common shareholders of approximately $3.9 million to reflect the beneficial conversion in the Series K Preferred.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

   Unaudited summarized financial data by quarter for fiscal years 2004 and 2003 is as follows (in thousands, except per share data):

                                                         Three Months Ended(1)
                                             ---------------------------------------------
                                              July 3,  March 27, December 27, September 27,
                                               2004      2004        2003         2003
                                             --------  --------- ------------ -------------
Revenue..................................... $ 72,023   $67,986    $ 71,270      $76,639
Gross profit................................    9,087    11,463      13,461       15,587
(Loss) from operations......................  (25,920)   (9,229)     (8,461)        (732)
Net (loss) applicable to common shareholders  (31,247)   (9,786)    (34,877)      (1,773)
Basic net (loss) per share.................. $  (4.09)  $ (1.31)   $  (6.38)     $ (0.33)
                                             ========   =======    ========      =======
Diluted net (loss) per share................ $  (4.09)  $ (1.31)   $  (6.38)     $ (0.33)
                                             ========   =======    ========      =======

--------
(1) As part of the Company's fiscal year-end close expenses were identified that may have a material impact on the reported results of prior fiscal quarters. Management's attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters' reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible and therefore all fiscal year-end adjustments were recorded as part of the Company's fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

                                                     Three Months Ended
                                       ----------------------------------------------
                                       June 28,  March 29, December 28, September 28,
                                         2003      2003        2002         2002
                                       --------  --------- ------------ -------------
Revenue............................... $ 77,844   $76,335    $75,041       $77,918
Gross profit..........................   14,934    16,305     16,853        17,910
Income (loss) from operations(1)......   (8,786)   (1,201)        16           984
Net income (loss) applicable to common
  shareholders........................  (12,254)   (2,464)    (1,049)          158
Basic net income (loss) per share..... $  (2.28)  $ (0.53)   $ (0.24)      $  0.04
                                       ========   =======    =======       =======
Diluted net income (loss) per share... $  (2.28)  $ (0.53)   $ (0.24)      $  0.01
                                       ========   =======    =======       =======

--------
(1) Includes charges in the fourth quarter associated with the valuation of certain accounts receivable of $4.0 million and various claims amounting to $1.9 million

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

   The Company's Audit Committee and its Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Certifying Officer concluded that these disclosure controls and procedures were deficient to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (as amended) is accurate, and is recorded, processed, summarized and reported within the requisite time periods. Deficiencies resulted from the Company's relocation of its finance function during the second half of the fiscal year, and substantial management and staff turnover, resulting in the loss of operations and process knowledge.

   In connection with the preparation of the Company's consolidated financial statements for the year ended July 3, 2004 certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company's internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

   As part of the Company's year-end closing, expenses were identified which may have a material impact on the reported results of prior fiscal quarters. Management's attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters' reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible, and therefore all fiscal year-end adjustments were recorded as part of the Company's fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

   At the direction of the Audit Committee, management has continued to review how the deficiencies in internal control occurred and will proceed expeditiously with its existing plan to enhance internal controls and procedures, which it believes addresses each of the issues. The Company plans to add financial expertise with the hiring of an experienced Controller to provide hands-on oversight of the monthly financial closing, data analysis, account reconciliation and cutoff. The Company has also designated specialists in its Billings & Collections group to work hand-in-hand with problem accounts to ensure that billings are rendered in a timely and appropriate fashion for timely customer processing and payment. This group also spearheads problem resolution. In addition, the Company has moved to purge inactive accounts from its vendor file and has implemented a system of invoice processing and approval built upon multiple levels of active and passive reviews starting with system-required authorized vendor numbers and ending with review by an authorized signer.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company are as follows:

           Name             Age                    Position
           ----             ---                    --------
 Vincent A. Wasik.......... 59  Chairman of the Board, Chief Executive Officer
                                and Interim CFO
 James Brown............... 40  Director
 Douglas Hsieh............. 34  Director
 Alex Paluch............... 48  Director
 Richard A. Kassar......... 57  Director
 Leslie E. Grodd........... 58  Director
 John J. Perkins........... 73  Director
 Wesley C. Fredenburg...... 53  General Counsel and Secretary
 Andrew B. Kronick......... 41  Senior Vice President, Sales
 Kay Perry................. 44  Senior Vice President, Workforce Resources
 Jeffrey Hendrickson....... 59  President and Chief Operating Officer

   Vincent A. Wasik. Mr. Wasik was appointed as the Company's Chairman of the Board in August 2001 and was further appointed the Company's President and Chief Executive Officer on July 28, 2003. In 1995, Mr. Wasik co-founded MCG Global, a private equity firm sponsoring leveraged buyout acquisitions and growth capital investments and has served as Principal of MCG Global since that time. From 1988 to 1991, Mr. Wasik served as Chairman and CEO of National Car Rental System, Inc. From 1980 to 1983, he served as President and CEO of Holland America Line. Mr. Wasik currently serves as an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut.

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

   Richard A. Kassar. Mr. Richard Kassar was appointed to the Board in August 2002. Mr. Kassar has been employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company since February 2002. From May 2001 to January 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From December 1999 to May 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to December 1999, he was employed by Chock Full O'Nuts in various positions, and most recently served as Senior Vice President and Chief Operating Officer. Mr. Kassar also serves as a director for World Fuel Services, Inc.

   Leslie E. Grodd. Mr. Leslie Grodd was appointed to the Board in January 2003. A Certified Public Accountant, Mr. Grodd has been a Principal in the law firm of Blazzard, Grodd & Hasenauer, P.C., Westport, Connecticut since 1974. Prior to forming the law firm, Mr. Grodd was associated with the firm of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Grodd is the former chair of both the Federal Tax Committee of the Connecticut Society of Certified Public Accountants and the Executive Committee of the Tax Section of the Connecticut Bar Association. Mr. Grodd holds a Master of Business Administration Degree from New York University, a Bachelor of Arts Degree from the University of Vermont and a Juris Doctor Degree from the St. John's University School of Law.

   John J. Perkins. Mr. Perkins was appointed to the Board in August of 2004. Since 1984 Mr. Perkins has served as the President of International Insurance Group, Ltd. and is currently the Chairman of the Board of that company. Beginning in 1974 Mr. Perkins has also served as a Trustee of the City of Boston Retirement Fund. Between 1974 and 1984, Mr. Perkins was the President of Corroon and Black of Massachusetts. Additionally, Mr. Perkins is the President of Somerset Corporate Advisors, a financial advisory firm, and is a member of the Advisory board of Glasshouse Technologies, Aircuity, Inc., and Tuckerbrook Alternative Investments. Mr. Perkins is a graduate of Boston College with a degree in economics.

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

   Andrew B. Kronick. Mr. Kronick joined Velocity Express in December 2001 as its Senior Vice President of National Accounts and Logistics Services. In fiscal 2004, Mr. Kronick was named Senior Vice President, Sales. Prior to joining the Company, from December 1999 to October 2001, Mr. Kronick served as President of Veredex Logistics and was co-founder of deliverEnow.com, both technology and same-day logistics solutions companies. Prior to that, from November 1995 to December 1999, he served as Corporate Vice President of Sales and Marketing of Consolidated Delivery & Logistics, a national provider of time-critical logistics solutions, a company of which he was a founding member.

   Kay Perry. Ms. Perry joined Velocity Express in February 2000 as its Director of Compensation and Benefits. In November 2001, she was named the Company's Vice President of Compensation and Benefits. In September 2002, she was named Vice President Human Resources, and served in that capacity until August 2004 when she was named Senior Vice President, Workforce Resources. Prior to joining the Company, Ms. Perry was the Manager Compensation and Benefits for Fleetwood Retail Corporation.

   Jeff Hendrickson. Mr. Hendrickson joined the Company in December 2003 as its President and Chief Operating Officer. Prior to joining Velocity Express, from June 2002 to December 2003, Mr. Hendrickson was President and Chief Executive Officer of Sport & Health Company, a privately held company headquartered in McLean, Virginia. From November 2000 to May 2002, Mr. Hendrickson was the President and Chief Operating Officer of BC Harris Publishing Company, Inc. From April 2000 until December 2000, Mr. Hendrickson served as Executive Vice President, Operations for Park N' View, Inc. Park N' View, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Laws in December 2000. He has also served in a senior executive capacity for such organizations as Brinks, Inc., National Car Rental System, Inc., Chase Manhattan Corporation, and Hertz Corporation.

   There are no family relationships between directors or executive officers of the Company.

Audit Committee

   The Company's Audit Committee consists of the following individuals: Richard
A. Kassar, Chairman, Leslie E. Grodd, and John J. Perkins. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. In addition, the Board has determined that Richard A. Kassar is an "audit committee financial expert" as defined by Securities and Exchange Commission ("SEC") rules. The members are independent and have met several times in discussion and review of the Company's audit efforts.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal 2004, its directors, executive officers and holders of 10% or more of the Company's stock filed all reports on a timely basis except as follows:

   The Company believes the following holders of 10% or more of the Company's stock have not timely filed or have not filed Form 4s with respect to the following transactions: Richard Neslund with respect to changes in beneficial holdings as a result of antidilution adjustments to preferred stock; HomePoint Liquidating Trust with respect to changes in beneficial holdings as a result of antidilution adjustments to preferred stock; Jess S. Morgan & Company Inc. with respect to the purchase of preferred stock, the conversion of preferred stock to common stock and with respect to changes in beneficial holdings as a result of antidilution adjustments; and BPEF 2 Pegasus Limited with respect to the acquisition of preferred stock.

Code of Business Conduct and Ethics

   The Company has adopted a Code of Business Conduct and Ethics ("Code of Ethics") which applies to the Company's directors, officers and employees. The Code of Ethics is published on the Company's website at www.velocityexp.com under "Investor Info." Any amendments to the Code of Ethics and waivers of the Code of Ethics for the Company's Chief Executive Officer or Chief Financial Officer will be published on the Company's website.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth, for the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, the aggregate compensation paid or accrued with respect to the Company's Chief Executive Officer and up to the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of July 3, 2004 (the "Named Executive Officers"), based upon salary and bonus earned by such executive officers and individuals in fiscal 2004.

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                      Long-Term
                                                                    Compensation
                                       Annual Compensation             Awards
                                  ----------------------------- ---------------------
                                                                Restricted Securities
                                                 Other Annual     Stock    Underlying
  Name and Principal Position     Year  Salary  Compensation(2) Awards(3)  Options(4)
  ---------------------------     ---- -------- --------------- ---------- ----------
Vincent A. Wasik(1).............. 2004 $510,000     $13,965           --          --
   Chief Executive Officer        2003       --          --       $6,480          --
                                  2002       --          --           --      12,500
Jeffry J. Parell................. 2004   81,490         405           --          --
   Chief Executive Officer        2003  346,827       4,925           --          --
                                  2002  334,556       6,828           --     140,000
Andrew B. Kronick................ 2004  253,077          --           --     365,764
   Senior Vice President, Sales   2003  195,923       3,245           --          --
                                  2002  103,846       3,821           --      10,000
Wesley C. Fredenburg............. 2004  237,981          --           --     365,764
   General Counsel                2003  216,346          --           --          --
   and Secretary                  2002  221,397       8,000           --      50,000
Jeffrey Hendrickson.............. 2004  161,538          --           --   1,097,294
   President and Chief Operating  2003       --          --           --          --
   Officer of Velocity Express    2002       --          --           --          --
Robert B. Lewis.................. 2004  138,462          --           --   1,097,294
   Chief Financial Officer        2003       --          --           --          --
                                  2002       --          --           --          --

--------
(1) Mr. Wasik serves as the Company's Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC ("MCG"). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG.

(2) For 2004, includes health insurance premiums for Mr. Wasik and vehicle allowance for Mr. Parell. For 2003, represents vehicle allowance for Messrs. Parell and Kronick. In 2002, includes $6,209 for vehicle allowance and $619 for premiums on a term life insurance policy for Mr. Parell, a retention payment for Mr. Fredenburg agreed to upon the Company hiring Mr. Fredenburg in December 2000 as set forth in his employment contract, and vehicle allowance for Mr. Kronick.

(3) For 2003 includes 9,000 shares of restricted stock granted to Mr. Wasik on February 21, 2003 for his service on the Board of Directors. The stock vested one year from the date of grant. On July 3, 2004, the aggregate value of the restricted stock holdings was $4,050.

(4) In 2004, represents the number of shares of common stock underlying warrants granted. 333,333 warrants were granted to both Messrs. Kronick and Fredenburg. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable after shareholder approval of the issuance of the warrants. 1,000,000 warrants were granted to both Messrs. Hendrickson and Lewis in connection with their offers of employment with the Company. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, each warrant is exercisable into 1.097 shares of common stock. In 2002, represents stock options granted with exercise prices equal to or not less than fair market value on the date of grant. In 2002, 5,000 options granted to Mr. Parell and 5,000 options granted to Mr. Fredenburg were granted outside the Company's 1995 or 2000 Stock Option Plans. No SARs were granted in any of years presented.

   The following table sets forth information with respect to stock options and warrants granted to the Named Executive Officers in fiscal 2004:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential
                                                                                Realized Value at
                           Number of  % of Total          Market                 Assumed Annual
                           Securities  Options             Price              Rates of Stock Price
                           Underlying Granted to            on                    Appreciation
                            Options   Employees  Exercise Date of              for Option Term(1)
                            Granted   in Fiscal   Price    Grant  Expiration -----------------------
          Name                (#)        Year     ($/Sh)  ($/Sh)     Date    5% ($) 10% ($)  0% ($)
          ----             ---------- ---------- -------- ------- ---------- ------ ------- --------
Andrew B. Kronick(2)......   365,764      9.5%    $0.01    $0.85  2/12/2011  $1,489 $ 3,470 $307,242
Wesley C. Fredenburg(3)...   365,764      9.5%    $0.01    $0.85  2/12/2011   1,489   3,470  307,242
Jeffrey Hendrickson(4).... 1,097,294     28.6%    $0.01    $0.85  2/12/2011   4,467  10,410  921,727
Robert B. Lewis(5)........ 1,097,294     28.6%    $0.01    $0.85  2/12/2011   4,467  10,410  921,727

--------
(1) Potential realizable value is based on the assumption that the price of the common stock appreciates at the rates shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

(2) In February 2004, Mr. Kronick was granted warrants to purchase 333,333 shares of common stock. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable after shareholder approval of the issuance of the warrants. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 365,764 shares of common stock.

(3) In February 2004, Mr. Fredenburg was granted warrants to purchase 333,333 shares of common stock. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable after shareholder approval of the issuance of the warrants. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 365,764 shares of common stock.

(4) In February 2004, Mr. Hendrickson was granted warrants to purchase 1,000,000 shares of common stock in connection with his offer of employment with the Company. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 1,097,294 shares of common stock.

(5) In February 2004, Mr. Lewis was granted warrants to purchase 1,000,000 shares of common stock in connection with his offer of employment with the Company. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 1,097,294 shares of common stock.

   The following table sets forth certain information regarding options and warrants to purchase shares of the Company's common stock that were held by the Named Executive Officers in fiscal 2004. No such options or warrants were exercised during fiscal 2004.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                Number of Shares
                                   Underlying           Value of Unexercised
                             Unexercised Options at    In-the-Money Options at
                                  July 3, 2004              July 3, 2004
                            ------------------------- -------------------------
           Name             Exercisable Unexercisable Exercisable Unexercisable
           ----             ----------- ------------- ----------- -------------
 Vincent A. Wasik..........     12,500          --     $     --     $     --
 Jeffry J. Parell..........     55,000          --           --           --
 Andrew B. Kronick.........      6,666     369,098           --      175,891
 Wesley C. Fredenburg......     70,000     365,764           --      175,891
 Jeffrey Hendrickson.......  1,097,294          --      527,674           --
 Robert B. Lewis...........  1,097,294          --      527,674           --

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

   Effective September 2002, directors and committee members were granted, on an annual basis, shares of restricted stock as compensation for board and committee service. The shares vested one year from the date of grant of the restricted stock. Directors were awarded 4,000 shares, and the Chairman of the Board was granted an additional 2,000 shares. Audit and Executive Committee members were granted 2,000 shares, Compensation Committee members were granted 1,000 shares, and Executive IT Committee members were granted 1,500 shares. The chairperson of each committee received an additional 1,000 shares.

   Effective May 2004, directors and committee members are granted, on an annual basis, shares of restricted stock as compensation for board and committee service. The shares will vest one year from the date of grant of the restricted stock. The number of shares of restricted stock is to be determined by dividing the amount of compensation by the closing price of the Company's common stock on the date of grant according to the following compensation schedule. Directors are awarded $25,000, and the Chairman of the Board is granted an additional $12,500. Audit Committee members are granted $25,000. Executive and Compensation Committee members are granted $15,000, and Technology Committee members are granted $3,000. The chairperson of each committee receives an additional $6,000.

             EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND
                         CHANGE IN CONTROL AGREEMENTS

   The Company has employment contracts and severance agreements in effect with Vincent Wasik, its Chairman and Chief Executive Officer, Jeffry J. Parell, its former Chief Executive Officer, Wesley C. Fredenburg, its General Counsel and Secretary, Drew Kronick, its Senior Vice President, Sales, Jeffrey Hendrickson, its President and Chief Operating Officer and Robert Lewis, its former Chief Financial Officer.

   Mr. Wasik serves as the Company's Chief Executive Officer pursuant to an agreement effective July 27, 2003 between the Company and MCG Global, LLC ("MCG"). Mr. Wasik is an owner and principal of MCG. The agreement sets forth the rights and duties of both the Company and Mr. Wasik and directs the Company's Compensation Committee to establish, on an annual basis, Mr. Wasik's compensation level and eligibility for salary increases, bonuses, benefits and grants of equity. The agreement does not contain any fixed term and may be terminated by either party upon thirty (30) days' notice. The agreement does not contain any obligation upon the Company to pay severance in the event the agreement is terminated by the Company.

   The Company and Mr. Parell were parties to an employment agreement dated October 16, 2000, as amended on November 7, 2002, governing his employment with the Company. The agreement set forth Mr. Parell's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Parell's employment was voluntary and could be terminated by the Company with two months' prior written notice, and by Mr. Parell with four months' written notice. If the Company were to terminate Mr. Parell's employment without cause or upon the happening of other events set forth in his employment agreement, Mr. Parell would receive an amount equal to his base salary per month at the end of each of the eighteen months following the date of his termination. The Company could immediately terminate Mr. Parell's employment for cause upon written notice without any further obligation to Mr. Parell. The term of the original employment agreement was for two years, and the term of the amended agreement was also for two years, at which time, the agreement would automatically renew for a six-month term, unless either Executive or Company provides the other with written notice of intention not to renew at least ninety days prior to the expiration of the initial term, and at least sixty days prior to the expiration of any extension term. Effective July 28, 2003, Mr. Parell resigned his position with the Company.

   The Company and Mr. Kronick are parties to an employment agreement dated November 28, 2001, governing his employment with the Company. The agreement sets forth Mr. Kronick's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans and the terms of a non-solicitation and non-competition agreement. Pursuant to the agreement, Mr. Kronick's employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Kronick with two months' prior notice. The agreement is not for a fixed period of time. If the agreement is terminated by the Company for reasons other than cause, the Company will pay Mr. Kronick an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Kronick's employment for cause upon written notice without any further obligation to Mr. Kronick.

   The Company and Mr. Fredenburg are parties to an employment agreement dated November 15, 2003, governing his employment with the Company. The agreement sets forth Mr. Fredenburg's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Fredenburg's employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Fredenburg with two months' prior notice. The agreement is for a period of two years and, at its expiration, can be renewed at the option of the Company. If the agreement is not renewed, the Company may, at its option and in exchange for Mr. Fredenburg executing a non-competition agreement, offer to pay an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Fredenburg's employment for cause upon written notice without any further obligation to Mr. Fredenburg.

   The Company and Mr. Hendrickson are parties to an employment agreement dated December 15, 2003, governing his employment with the Company. The agreement sets forth Mr. Hendrickson's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Hendrickson's employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Hendrickson with two months' prior notice. The agreement is for a period of two years and, at its expiration, can be renewed at the option of the Company. If the agreement is not renewed the Company will, in exchange for Mr. Hendrickson executing a non-competition agreement, offer to pay an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Hendrickson's employment for cause upon written notice without any further obligation to Mr. Hendrickson.

   The Company and Mr. Lewis were parties to an employment agreement dated January 12, 2004, governing his employment with the Company. The agreement set forth Mr. Lewis's compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Lewis's employment was voluntary and could be terminated by the Company with or without written notice, or by Mr. Lewis with two months' prior notice. The agreement was for a period of two years and, at its expiration, could be renewed at the option of the Company. If the agreement was not renewed the Company would, in exchange for Mr. Lewis executing a non-competition agreement, offer to pay an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company could immediately terminate Mr. Lewis's employment for cause upon written notice without any further obligation to Mr. Lewis. Mr. Lewis left the Company voluntarily effective July 30, 2004.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During fiscal 2004, the Compensation Committee of the board consisted of James G. Brown, and Richard A. Kassar. Neither Mr. Brown nor Mr. Kassar was at any time during fiscal 2004 or at any other time, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board or the compensation committee of the Company. Through his position as Managing Director of TH Lee Putnam Ventures, L.P., James G. Brown had relationships with the Company requiring disclosure under Item 404 of SEC Regulation S-K. See "Certain Relationships and Related Party Transactions."

                         COMPENSATION COMMITTEE REPORT

   The following is the report of the compensation committee of the board describing compensation policies and rationales applicable to the Company's executive officers with respect to the compensation paid to such executive officers for the fiscal year ended July 3, 2004.

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

   Bonus. Some of the Company's executive officers are eligible for an annual cash bonus. Individual and corporate performance objectives are established at the beginning of each year, and eligible executives are assigned target bonus levels. In fiscal 2004, no executive officers received cash bonus payments. A number of executive officers did receive, as a bonus and incentive, warrants to purchase shares of the Company's common stock.

   Stock Options. The purpose of the Company's stock option plans is to provide an additional incentive to certain employees of the Company to work to maximize stockholder value. Option grants with short-term vesting are used to reward past performance while option grants with long-term vesting are awarded to encourage employees to take into account the long-term interests of the Company, align employees' and shareholders' interests, as well as to create a valuable retention device for key employees. Stock options are typically granted at the time of hire, at the time of promotion or at the time of achievement of a significant corporate objective.

   Compensation of Chief Executive Officer. The compensation committee approved the compensation of Vincent Wasik for fiscal 2004 by way of an agreement between the Company and MCG Global, LLC. Mr. Wasik is an owner and principal of MCG Global, LLC. Compensation in fiscal 2004 under the agreement amounted to $510,000. The compensation committee determined the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers.

   Summary. It is the opinion of the compensation committee that the executive compensation policies and programs in effect for the Company's executive officers provide an appropriate level of total remuneration that properly aligns the Company's performance and interests of the Company's shareholders with competitive executive compensation in a balanced and reasonable manner.

                                          COMPENSATION COMMITTEE

                                          James G. Brown
                                          Richard A. Kassar

Stock Performance Graph

   In accordance with Exchange Act regulations, the following performance graph compares the cumulative total shareholder return on the company's common stock to the cumulative total return on the NASDAQ Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of Consolidated Delivery and Logistics, Inc. and Dynamex. The graph assumes that the value of the investment in the Company's common stock and each index was $100 in 1999 and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

                                    [CHART]



                          Velocity     S&P
                           Express   SmallCap          Peer
                    Year Corporation   600    Nasdaq   Group
                    ---  ----------- -------- ------- -------
                   1999    $100.00   $100.00  $100.00 $100.00
                   2000     278.26    115.99   147.97   61.29
                   2001      20.17    128.89    80.85   47.11
                   2002      21.22    129.25    54.93   50.60
                   2003       6.08    124.63    61.21  134.89
                   2004       3.48    168.54    77.61  295.33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Company will be amending the following beneficial ownership tables in order to reflect recent transactions. As of September 10, 2004, the Company had issued and outstanding 11,484,628 shares of Common Stock, 2,806,797 shares of Series B Preferred, 2,000,000 shares of Series C Preferred, 1,517,444 shares of Series D Preferred, 732,158 shares of Series F Preferred, 5,468,331 shares of Series G Preferred, 464,397 shares of Series H Preferred, 16,809,987 shares of Series I Preferred, 7,999,993 shares of Series J Preferred, and 7,266,666 shares of Series K Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of its outstanding voting securities as of September 10, 2004, by (i) each person who is known to the Company to own beneficially more than five percent of each class of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all executive officers and directors as a group. Beneficial ownership listed in the tables below based on ownership of the Company's convertible preferred shares reflects Common Stock equivalents. Each share of Common Stock is entitled to one vote. For purposes of voting as of September 10, 2004, each share of Series B Preferred was convertible into approximately 6.862 shares of Common Stock, each share of Series C Preferred was convertible into approximately 4.883 shares of Common Stock, each share of Series D Preferred was convertible into 13.696 shares of Common Stock, each share of Series F Preferred was convertible into 27.080 shares of Common Stock, each share of Series G Preferred was convertible into
1.126 shares of Common Stock and each share of Series H Preferred was convertible into 46.253 shares of Common Stock. Holders of the Series B Preferred, the Series C Preferred, the Series D Preferred, the Series F Preferred, the Series G Preferred and the Series H Preferred are entitled to one vote for each share of Common Stock issuable upon conversion of such preferred stock.

   As of September 10, 2004, the conversion of the outstanding Series I Preferred, Series J Preferred and the Series K Preferred are subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series I Preferred, Series J Preferred and Series K Preferred would not be deemed to be beneficial owners of the underlying Common Stock.

   Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut 06880. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of September 10, 2004.

   Reference made herein to TH Lee Putnam Ventures ("THLPV") includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Blue Star I, LLC.

                                 Common Stock

                                                          Beneficially Beneficially
          Name and Address of Beneficial Owner               Owned       Owned(1)
          ------------------------------------            ------------ ------------
TH Lee Putnam Ventures(2)(6).............................  69,337,213      85.8%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3)........................................  69,337,213      85.8%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(4).........................................  69,337,213      85.8%
200 Madison Avenue, Suite 2225, New York, NY 10016
Richard and Mabeth Neslund(5)............................   8,674,879      43.9%
15210 Wayzata Boulevard, Wayzata, MN 55391
HomePoint Liquidating Trust(6)(7)........................   6,968,610      37.8%
c/o Baruno, Sullivan & Co.
170 Mason Street, Greenwich, CT 06830
Alexander I. Paluch(8)...................................   5,573,782      32.7%
Vincent A. Wasik(9)......................................   5,447,915      32.8%
East River Ventures II, LP(10)...........................   5,150,476      31.0%
645 Madison Avenue, Ste 2200, New York, NY 10022
IDT Venture Capital, Inc.(11)............................   3,150,696      21.5%
666 Fifth Avenue, 34th Floor, New York, NY 10103
Jess S. Morgan & Company, Inc.(12).......................   2,807,013      19.7%
5750 Wilshire Boulevard, Suite 590, Los Angeles, CA 90036
Perkins Capital Management, Inc.(13).....................   2,019,863      15.0%
730 East Lake Street, Wayzata, MN 55391
Robert McCullough(14)....................................   1,544,010      11.9%
455 Belvedere, Belvedere, CA 94920
BPEF 2 Pegasus Limited(15)...............................   1,468,836      11.3%
33 Riverside Avenue, Fifth Floor, Westport, CT 06880
MCG Global LLC(16).......................................   1,452,372      11.2%
One Morningside Drive N., Ste 200, Westport, CT 06880
Robert B. Lewis(17)......................................   1,357,467      10.6%
Jeffrey Hendrickson(17)..................................   1,357,467      10.6%
Woodville LLC(18)........................................   1,218,792       9.8%
34 Peninsula Road, Dellwood, MN 55110
Sandra Einck(19).........................................     986,899       7.9%
5674 Shaddlelee Lane W., Fort Meyers, FL 33919
John Kennedy(20).........................................     812,092       6.6%
2100 First National Center, Oklahoma City, OK 73102
Robert Reynen(21)........................................     792,362       6.5%
400 Spring Line Drive, Naples, FL 34102
Andrew B. Kronick(22)....................................     508,595       4.2%
Wesley C. Fredenburg(23).................................     179,562       1.5%
Jeffry J. Parell(24).....................................     145,412       1.3%
Richard A. Kassar........................................      14,000         *
Leslie E. Grodd..........................................       6,000         *
John J. Perkins..........................................          --         0%
All directors and officers as a group (12 persons)(25)...  82,433,613      88.1%

--------
*  Represents less than 1%

(1) Percentage of beneficial ownership is based on 11,484,628 shares of Common Stock outstanding as of September 10, 2004. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.

(2) Includes: (i) 12,143,659 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Ventures, L.P., 8,961,613 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 691,754 shares issuable upon conversion of Series B Preferred owned by THLi Co Investment Partners, LLC, and 262,740 shares issuable upon conversion of Series B Preferred owned by Blue Star I, LLC;
    (ii) 6,018,802 shares issuable upon conversion of Series C Preferred owned by TH Lee Putnam Ventures, L.P., 4,441,675 shares issuable upon conversion of Series C owned by TH Lee Putnam Parallel Ventures, L.P., 341,783 shares issuable upon conversion of Series C Preferred owned by THLi Co Investment Partners, LLC, and 131,295 shares issuable upon conversion of Series C Preferred owned by Blue Star I, LLC; (iii) 2,484,212 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Ventures, L.P., 1,833,268 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 141,065 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by THLi Co Investment Partners, LLC, and 54,193 shares issuable upon the exercise and conversion of warrants to purchase Series C owned by Blue Star I, LLC; (iv) 7,478,915 shares issuable upon conversion of Series D
    Preferred owned by TH Lee Putnam Ventures, L.P., 5,519,182 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 423,866 shares issuable upon conversion of Series D Preferred owned by THLi Co Investment Partners, LLC, and 163,973 shares issuable upon conversion of Series D Preferred owned by Blue Star I, LLC;
    (v) 1,591,517 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Ventures, L.P., 1,174,489 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 90,205 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by THLi Co Investment Partners, LLC, and 34,888 shares issuable upon the exercise of warrants to purchase Series D Preferred owned by Blue Star I, LLC; (vi) 2,062,330 shares issuable upon conversion of Series G Preferred owned by TH Lee Putnam Ventures, L.P., 1,525,422 shares issuable upon conversion of Series G Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 116,482 shares issuable upon conversion of Series G Preferred owned by THLi Co Investment Partners, LLC, and 47,829 shares issuable upon conversion of Series G Preferred owned by Blue Star I, LLC; (vii) 5,032,791 shares issuable upon conversion of Series H Preferred owned by TH Lee Putnam Ventures, L.P., 3,657,678 shares issuable upon conversion of Series H Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 300,093 shares issuable upon conversion of Series H Preferred owned by THLi Co Investment Partners, LLC, and 116,744 shares issuable upon conversion of Series H Preferred owned by Blue Star I, LLC; (viii)
    1,360,112 shares issuable upon exercise of Common Warrants owned by TH Lee Putnam Ventures, L.P., 988,488 shares issuable upon exercise of Common Warrants owned by TH Lee Putnam Parallel Ventures, L.P., 81,100 shares issuable upon exercise of Common Warrants owned by THLi Co Investment Partners, LLC, and 31,550 shares issuable upon exercise of Common Warrants owned by Blue Star I, LLC; (ix) 20,000 shares issuable upon the exercise of options to purchase Common Stock issued to TH Lee Putnam Fund Advisors, L.P.; and (x) 13,500 shares of restricted stock issued to TH Lee Putnam Ventures, L.P. TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC and Blue Star I, LLC are affiliates of TH Lee Putnam Ventures.

(3) Consists of shares beneficially owned by THLPV, for which Mr. Brown disclaims beneficial ownership.

(4) Consists of shares beneficially owned by THLPV, for which Mr. Hsieh disclaims beneficial ownership.

(5) Consists of 377,113 shares owned directly, 692,188 shares issuable pursuant to warrants, 5,292,905 shares issuable upon conversion of Series F Preferred and 2,312,673 shares issuable upon conversion of Series H Preferred.

(6) THLPV is the largest shareholder of HomePoint Corporation. A shareholder of THLPV is a member of HomePoint Corporation's board of directors.

(7) Consists of 6,846,849 shares issuable upon conversion of Series D Preferred and 121,761 shares issuable upon exercise of warrants.

(8) Consists of (i) 27,345 shares issuable upon exercise of warrants, 184,605 shares issuable upon conversion of Series F Preferred and 92,506 shares issuable upon conversion of Series H Preferred owned directly by Mr. Paluch; (ii) 446,875 shares issuable upon exercise of warrants, 3,200,364 shares issuable upon conversion of Series F Preferred and 1,503,237 shares issuable upon conversion of Series H Preferred owned by East River Ventures II, LP; and (iii) 10,313 shares issuable upon exercise of warrants, 73,847 shares issuable upon conversion of Series F Preferred and 34,690 shares issuable upon conversion of Series H Preferred owned by ERV Partners LLC.

(9) Consists of (i) 105,460 shares owned directly, 396,563 shares issuable upon exercise of warrants, 1,846,354 shares issuable upon conversion of Series F Preferred, 1,380,666 shares issuable upon conversion of Series H Preferred, 12,500 shares issuable upon exercise of options, and 9,000 shares of restricted stock owned directly by Mr. Wasik; (ii) 330,181 shares issuable upon conversion of Series G Preferred, 883,441 shares issuable upon conversion of Series H Preferred and 238,750 shares issuable upon exercise of warrants owned by MCG Global LLC; and (iii) 200,000 shares and 45,000 shares issuable upon exercise of warrants owned by MCG USHP, LLC.

(10) Consists of 446,875 shares issuable upon exercise of warrants, 3,200,364 shares issuable upon conversion of Series F Preferred and 1,503,237 shares issuable upon conversion of Series H Preferred.

(11) Consists of 73,438 shares issuable upon exercise of warrants and 3,077,258 shares issuable upon conversion of Series F Preferred

(12) Consists of 781,250 shares issuable upon exercise of warrants and 2,025,763 shares issuable upon conversion of Series H Preferred.

(13) Consists of (i) 20,000 shares owned directly, 7,875 shares issuable upon exercise of warrants, and 541,603 shares issuable upon conversion of Series F Preferred owned by Pyramid Partners, LP; (ii) 5,157 shares issuable upon exercise of warrants, 406,202 shares issuable upon conversion of Series F Preferred and 168,842 shares issuable upon conversion of Series G Preferred owned by Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan; (iii) 1,719 shares issuable upon exercise of warrants and 462,534 shares issuable upon conversion of Series H Preferred owned by Robert G. Allison; and (iv) 63,906 shares issuable upon exercise of warrants, 110,758 shares issuable upon conversion of Series F Preferred and 231,267 shares issuable upon conversion of Series H owned by David M. Westrum. Pyramid Partners, LP, Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan, Robert G. Allison, and David M. Westrum are entities affiliated with Perkins Capital Management, Inc.

(14) Consists of (i) 3,200 shares owned directly, 14,063 shares issuable upon exercise of warrants and 1,107,796 shares issuable upon conversion of Series F Preferred; (ii) 2,344 shares issuable upon exercise of warrants and 184,632 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. Family Foundation; (iii) 45,000 shares owned directly by the McCullough Living Trust; and (iv) 2,344 shares issuable upon exercise of warrants and 184,632 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. IRA.

(15) Consists of 312,500 shares issuable upon exercise of warrants and 1,156,336 shares issuable upon conversion of Series H Preferred.

(16) Consists of 238,750 shares issuable upon exercise of warrants, 330,181 shares issuable upon conversion of Series G Preferred and 883,441 shares issuable upon conversion of Series H Preferred.

(17) Consists of shares issuable upon exercise of warrants.

(18) Consists of 312,500 shares owned directly, 328,125 shares issuable upon exercise of warrants and 578,167 shares issuable upon conversion of Series H Preferred.

(19) Consists of 128,125 shares issuable upon exercise of warrants, 246,158 shares issuable upon conversion of Series F Preferred, 150,082 shares issuable upon conversion of Series G Preferred and 462,534 shares issuable upon conversion of Series H Preferred.

(20) Consists of 3,125 shares issuable upon exercise of warrants, 246,158 shares issuable upon conversion of Series F Preferred and 562,809 shares issuable upon conversion of Series G Preferred.

(21) Consists of 68,750 shares issuable upon exercise of warrants, 492,345 shares issuable upon conversion of Series F Preferred and 231,267 shares issuable upon conversion of Series H Preferred.

(22) Consists of 10,000 shares issuable upon exercise of options, 6,250 shares issuable upon exercise of warrants and 492,345 shares issuable upon conversion of Series F Preferred.

(23) Consists of 21,800 shares owned directly, 70,000 shares issuable upon exercise of options, 11,688 shares issuable upon exercise of warrants, 34,446 shares issuable upon conversion of Series F Preferred and 41,628 shares issuable upon conversion of Series H Preferred.

(24) Consists of 1,500 shares owned directly, 55,000 shares issuable upon exercise of options, 19,532 shares issuable upon exercise of warrants and 69,380 shares issuable upon conversion of Series H Preferred.

(25) Consists of an aggregate of 127,260 shares of Common Stock, 42,500 shares of restricted stock, 1,900,892 shares issuable pursuant to presently exercisable options and warrants, 2,557,750 shares issuable upon conversion of Series F Preferred and 1,514,800 shares issuable upon conversion of Series H Preferred directly owned by directors and officers, 69,323,713 shares beneficially owned by THLPV (for which Messrs. Brown and Hsieh disclaim beneficial ownership) 5,150,476 shares beneficially owned by East River Ventures II LP (for which Mr. Paluch disclaims beneficial ownership), 118,850 shares owned by ERV Partners LLC (for which Mr. Paluch disclaims beneficial ownership), 1,452,372 shares beneficially owned by MCG Global LLC and 245,000 shares beneficially owned by MCG USHP LLC.

                           Series B Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 2,806,797    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 2,806,797    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 2,806,797    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik...............................................        --        0%
Alex Paluch....................................................        --        0%
Richard A. Kassar..............................................        --        0%
Leslie E. Grodd................................................        --        0%
John J. Perkins................................................        --        0%
Wesley C. Fredenburg...........................................        --        0%
Andrew B. Kronick..............................................        --        0%
Jeffrey Hendrickson............................................        --        0%
Robert B. Lewis................................................        --        0%
Jeffry J. Parell...............................................        --        0%
All directors and executive officers as a group (12 persons)(3) 2,806,797    100.0%

--------
(1) Percentage of beneficial ownership is based on 2,806,797 of Series B Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 22,059,766 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

                           Series C Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 2,825,484    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 2,825,484    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 2,825,484    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik...............................................        --        0%
Alex Paluch....................................................        --        0%
Richard A. Kassar..............................................        --        0%
Leslie E. Grodd................................................        --        0%
John J. Perkins................................................        --        0%
Wesley C. Fredenburg...........................................        --        0%
Andrew B. Kronick..............................................        --        0%
Jeffrey Hendrickson............................................        --        0%
Robert B. Lewis................................................        --        0%
Jeffry J. Parell...............................................        --        0%
All directors and executive officers as a group (12 persons)(3) 2,825,484    100.0%

--------
(1) Percentage of beneficial ownership is based on 2,000,000 of Series C Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 10,933,555 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

                           Series D Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 1,234,071     71.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 1,234,071     71.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 1,234,071     71.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
HomePoint Liquidating Trust(4).................................   499,906     32.9%
c/o Baruno, Sullivan & Co.
170 Mason Street, Greenwich, CT 06830
Vincent A. Wasik...............................................        --        0%
Alex Paluch....................................................        --        0%
Richard A. Kassar..............................................        --        0%
Leslie E. Grodd................................................        --        0%
John J. Perkins................................................        --        0%
Wesley C. Fredenburg...........................................        --        0%
Andrew B. Kronick..............................................        --        0%
Jeffrey Hendrickson............................................        --        0%
Robert B. Lewis................................................        --        0%
Jeffry J. Parell...............................................        --        0%
All directors and executive officers as a group (12 persons)(5) 1,234,071     71.2%

--------
(1) Percentage of beneficial ownership is based on 1,517,444 shares of Series D Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 20,783,338 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

(4) A shareholder of THLPV is a member of HomePoint Corporation's board of directors.

(5) Consists of shares beneficially owned by TH Lee Putnam Ventures, L.P., for which Messrs. Brown and Hsieh disclaim beneficial ownership.

                           Series F Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
Richard Neslund................................................  195,453      26.7%
15210 Wayzata Boulevard, Wayzata, MN 55391
Alex Paluch(2).................................................  127,725      17.4%
East River Ventures II, LP.....................................  118,181      16.1%
645 Madison Avenue, Ste 2200, New York, NY 10022
IDT Venture Capital, Inc.......................................  113,635      15.5%
c/o Neuberger Berman
605 Third Avenue, 36th Floor, New York, NY 10158
Vincent A. Wasik...............................................   68,181       9.3%
Robert McCullough(3)...........................................   54,544       7.4%
455 Belvedere, Belvedere, CA 94920
Perkins Capital Management(4)..................................   39,090       5.3%
730 East Lake Street, Wayzata, MN 55391
Andrew B. Kronick..............................................   18,181       2.5%
Wesley C. Fredenburg...........................................    1,272         *
James G. Brown.................................................       --         0%
Douglas Hsieh..................................................       --         0%
Richard A. Kassar..............................................       --         0%
Leslie E. Grodd................................................       --         0%
John J. Perkins................................................       --         0%
Jeffrey Hendrickson............................................       --         0%
Robert B. Lewis................................................       --         0%
Jeffry J. Parell...............................................       --         0%
All directors and executive officers as a group (12 persons)(5)  215,359      29.4%

--------
*  Represents less than 1%

(1) Percentage of beneficial ownership is based on 732,158 shares of Series F Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 19,826,958 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

(2) Consists of 6,817 shares owned directly, 118,181 shares owned by East River Ventures II, LP, and 2,727 shares owned by ERV Partners, LLC. Mr. Paluch is a General Partner of East River Ventures II, LP and a Managing Member of ERV Partners, LLC. Mr. Paluch disclaims beneficial ownership of the shares held of record by each of East River Ventures II, LP and ERV Partners, LLC.

(3) Consists of 40,908 shares owned directly, 6,818 shares owned directly by the Robert F. McCullough Sr. Family Foundation, and 6,818 shares owned directly by the Robert F. McCullough Sr. IRA.

(4) Consists of (i) 20,000 shares owned by Pyramid Partners, LP; (ii) 15,000 shares owned by Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan; and (iii) 4,090 shares owned by David M. Westrum. Pyramid Partners, LP, Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan and David M. Westrum are entities affiliated with Perkins Capital Management, Inc.

(5) Consists of (i) 94,451 shares owned directly by officers and directors;
    (ii) 118,181 shares owned by East River Ventures II, LP; and (iii) 2,727 shares owned by ERV Partners LLC for which Mr. Paluch disclaims beneficial ownership.

                           Series G Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 3,333,333     61.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 3,333,333     61.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 3,333,333     61.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
John Kennedy...................................................   500,000      9.1%
2100 First National Center, Oklahoma City, OK 73102
Mike Samis.....................................................   500,000      9.1%
2100 First National Center, Oklahoma City, OK 73102
MCG Global LLC.................................................   293,333      5.4%
One Morningside Drive N., Ste 200, Westport, CT 06880
Vincent A. Wasik(4)............................................   293,333      5.4%
Alex Paluch....................................................        --        0%
Richard A. Kassar..............................................        --        0%
Leslie E. Grodd................................................        --        0%
John J. Perkins................................................        --        0%
Wesley C. Fredenburg...........................................        --        0%
Andrew B. Kronick..............................................        --        0%
Jeffrey Hendrickson............................................        --        0%
Robert B. Lewis................................................        --        0%
Jeffry J. Parell...............................................        --        0%
All directors and executive officers as a group (12 persons)(5) 3,626,666     66.3%

--------
(1) Percentage of beneficial ownership is based on 5,468,331 shares of Series G Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 6,155,251 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

(5) Consists of (i) 3,333,333 shares owned by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; and (ii) 293,333 shares owned by MCG Global, LLC.

                           Series H Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)......................................  196,900      42.4%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3)..............................................  196,900      42.4%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)...............................................  196,900      42.4%
200 Madison Avenue, Suite 2225, New York, NY 10016
Richard Neslund................................................   50,000      10.8%
15210 Wayzata Boulevard, Wayzata, MN 55391
Vincent A. Wasik(4)............................................   48,950      10.5%
Jess S. Morgan & Company, Inc..................................   43,797       9.4%
5750 Wilshire Boulevard, Suite 590, Los Angeles, CA 90036
Alex Paluch(5).................................................   35,250       7.6%
East River Ventures II, LP.....................................   32,500       7.0%
645 Madison Avenue, Ste 2200, New York, NY 10022
BPEF 2 Pegasus Limited.........................................   25,000       5.4%
33 Riverside Avenue, Fifth Floor, Westport, CT 06880
Jeffry J. Parell...............................................    1,500         *
Wesley C. Fredenburg...........................................      900         *
Richard A. Kassar..............................................       --         0%
Leslie E. Grodd................................................       --         0%
John J. Perkins................................................       --         0%
Andrew B. Kronick..............................................       --         0%
Jeffrey Hendrickson............................................       --         0%
Robert B. Lewis................................................       --         0%
All directors and executive officers as a group (12 persons)(6)  282,000      60.7%

--------
*  Represents less than 1%

(1) Percentage of beneficial ownership is based on 464,397 shares of Series H Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 21,479,957 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

(5) Consists of 2,000 shares owned directly, 32,500 shares owned by East River Ventures II, LP, and 750 shares owned by ERV Partners, LLC.

(6) Consists of (i) 32,750 shares owned directly by officers and directors;
    (ii) 196,900 shares owned by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; (iii) 19,100 shares owned by MCG Global, LLC; (iv) 32,500 shares owned by East River Ventures II, LP; and (v) 750 shares owned by ERV Partners, LLC.

                           Series I Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 12,643,332    75.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 12,643,332    75.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 12,643,332    75.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
Andrew K. Boszhardt, Jr........................................  1,000,000     5.9%
666 Fifth Avenue, 34th Floor, New York, NY 10103
Richard Neslund................................................    833,333     5.0%
15210 Wayzata Boulevard, Wayzata, MN 55391
Vincent A. Wasik(4)............................................    400,000     2.4%
Alex Paluch(5).................................................    273,333     1.6%
Richard A. Kassar..............................................         --       0%
Leslie E. Grodd................................................         --       0%
John J. Perkins................................................         --       0%
Wesley C. Fredenburg...........................................         --       0%
Andrew B. Kronick..............................................         --       0%
Jeffrey Hendrickson............................................         --       0%
Robert B. Lewis................................................         --       0%
Jeffry J. Parell...............................................         --       0%
All directors and executive officers as a group (12 persons)(6) 13,316,665    79.2%

--------
(1) Percentage of beneficial ownership is based on 16,809,987 shares of Series I Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 228,190,027 shares of Common Stock. Since the conversion of the Series I Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series I Preferred would not be deemed to be beneficial owners of the underlying Common Stock. More than one person may beneficially own the same shares.

(2) Includes 6,962,290 shares directly owned by TH Lee Putnam Ventures, L.P., 5,084,301 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 430,263 shares directly owned by THLi Co Investment Partners, LLC, and 166,478 shares directly owned by Blue Star I, LLC.

(3) Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership

(4) Consists of 400,000 shares owned by MCG Global, LLC.

(5) Consists of 40,000 shares owned directly and 233,333 shares owned by East River Ventures II, LP.

(6) Consists of (i) 40,000 shares owned directly by officers and directors;
    (ii) 12,643,332 shares owned by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; (iii) 400,000 shares owned by MCG Global, LLC; and (iv) 233,333 shares owned by East River Ventures II, LP.

                           Series J Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 6,333,534     79.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 6,333,534     79.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 6,333,534     79.2%
200 Madison Avenue, Suite 2225, New York, NY 10016
East River Ventures II, LP.....................................   416,666      5.2%
645 Madison Avenue, Ste 2200, New York, NY 10022
Alex Paluch(4).................................................   416,666      5.2%
Robert B. Lewis................................................   266,666      3.3%
Vincent A. Wasik(5)............................................   183,332      2.3%
Jeffrey Hendrickson............................................    66,666        *
Wesley C. Fredenburg...........................................    16,666        *
Richard A. Kassar..............................................        --        0%
Leslie E. Grodd................................................        --        0%
John J. Perkins................................................        --        0%
Andrew B. Kronick..............................................        --        0%
Jeffry J. Parell...............................................        --        0%
All directors and executive officers as a group (12 persons)(6) 7,016,864     87.7%

--------
*  Represents less than 1%

(1) Percentage of beneficial ownership is based on 7,999,993 shares of Series J Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 89,285,616 shares of Common Stock. Since the conversion of the Series J Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series J Preferred would not be deemed to be beneficial owners of the underlying Common Stock. More than one person may beneficially own the same shares.

(2) Includes 3,484,981 shares directly owned by TH Lee Putnam Ventures, L.P., 2,549,339 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 215,740 shares directly owned by THLi Co Investment Partners, LLC, and 83,474 shares directly owned by Blue Star I, LLC.

(3) Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

(4) Consists of 416,666 shares owned by East River Ventures II, LP.

(5) Consists of 116,666 shares owned directly and 66,666 shares owned by MCG Global, LLC.

(6) Consists of (i) 199,998 shares owned directly by officers and directors;
    (ii) 6,333,534 shares owned by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; (iii) 66,666 shares owned by MCG Global, LLC; and (iv) 416,666 shares owned by East River Ventures II, LP.

                           Series K Preferred Stock

                                                                Amount and
                                                                Nature of
                                                                Beneficial Percentage
             Name and Address of Beneficial Owner               Ownership   Owned(1)
             ------------------------------------               ---------- ----------
TH Lee Putnam Ventures(2)...................................... 7,266,666    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown(3).............................................. 7,266,666    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh(3)............................................... 7,266,666    100.0%
200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik...............................................        --        0%
Alex Paluch....................................................        --        0%
Richard A. Kassar..............................................        --        0%
Leslie E. Grodd................................................        --        0%
John J. Perkins................................................        --        0%
Wesley C. Fredenburg...........................................        --        0%
Andrew B. Kronick..............................................        --        0%
Jeffrey Hendrickson............................................        --        0%
Robert B. Lewis................................................        --        0%
Jeffry J. Parell...............................................        --        0%
All directors and executive officers as a group (12 persons)(3) 7,266,666    100.0%

--------
(1) Percentage of beneficial ownership is based on 7,266,666 shares of Series K Preferred outstanding as of September 10, 2004, which were convertible into an aggregate of 72,666,660 shares of Common Stock. Since the conversion of the Series K Preferred is subject to shareholder approval, pursuant to Rule 13d-3(d)(1)(i), holders of Series K Preferred would not be deemed to be beneficial owners of the underlying Common Stock. More than one person may beneficially own the same shares.

(2) Includes 3,998,430 shares directly owned by TH Lee Putnam Ventures, L.P., 2,924,937 shares directly owned by TH Lee Putnam Parallel Ventures, L.P., 247,526 shares directly owned by THLi Co Investment Partners, LLC, and 95,773 shares directly owned by Blue Star I, LLC.

(3) Consists of shares beneficially owned by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

Equity Compensation Plan Information

   The Company maintains the 1995 Stock Option Plan (the "1995 Plan"), the 2000 Stock Option Plan (the "2000 Plan") and the 1996 Director Stock Option Plan (the "1996 Director Plan"), pursuant to which it may grant equity awards to eligible persons. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan and the 1996 Director Plan.

   The following table sets for information about the Company's equity compensation plans as of July 3, 2004. For more information about the Company's stock option plans, see Note 8 to the Consolidated Financial Statements.

                                               Number of securities to   Weighted average
                                               be issued upon exercise  exercise price of   Number of securities
                                               of outstanding options, outstanding options, remaining available
                                                 warrants and rights   warrants and rights  for future issuance
                                               ----------------------- -------------------- --------------------
Equity compensation plans approved by security
  holders.....................................        7,455,952(1)            $1.88              1,497,252(2)
Equity compensation plans not approved by
  security holders(3).........................        4,457,947                1.28                     NA
                                                     ----------               -----              ---------
Total.........................................       11,913,899               $1.66              1,497,252
                                                     ==========               =====              =========

--------
(1) 175,402 to be issued under the 1995 Plan; 788,611 to be issued under the 2000 Plan; and 9,000 to be issued under the 1996 Director Plan.

(2) 68,004 remaining under the 1995 Plan; 1,321,248 remaining under the 2000 Plan; and 108,000 remaining under the 1996 Director Plan.

(3) Includes (i) 95,000 non qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment with the Company and vest ratably over three years;
    (ii) 20,000 non-qualified stock options issued in October 2001 to certain executive officers and vest ratably over two years on each six-month anniversary of the date of grant; (iii) 15,000 non qualified stock options issued to a consultant in exchange for services provided in 1999 which option vested on the date of grant; (iv) 4,327,947 shares of common stock issuable upon exercise of warrants. The warrants were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices. Certain of the warrants contain a provision to allow additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Issuance of Series J Convertible Preferred Stock

   Pursuant to Stock Purchase Agreements entered into during March, April and July 2004, the Company issued 7,999,993 shares of Series J Convertible Preferred Stock ("Series J Preferred") for $1.50 per share for net proceeds of $12.0 million. Of the total proceeds, $11.9 million was received in cash, and $100,000 was in exchange for services performed for the Company. The initial conversion price of the Series J Preferred was $0.15, and, at the time of issuance, each share of Series J Preferred was convertible, upon shareholder approval, into ten shares of the Company's common stock.

   The Company sold the Series J Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of voting securities: TH Lee Putnam Ventures holds more than 5% of each of Common Stock, Series B Preferred, Series C Preferred, Series D Preferred, Series G Preferred and Series H Preferred. Two of its executive officers are also serving on the Company's Board. Mr. Alex Paluch is a member of the Board and also owns more than 5% of the Common Stock, Series F Preferred and Series H Preferred. East River Ventures II LP owns more than 5% of Common Stock, Series F Preferred and Series H Preferred. Robert B. Lewis is the Company's former Chief Financial Officer and owns more than 5% of the Common Stock. Vincent Wasik, the founder and principal of MCG Global LLC and the Chairman of the Board and CEO, owns more than 5% of Common Stock, Series F Preferred, Series G Preferred and Series H Preferred. Woodville LLC owns more than 5% of Common Stock. Robert Reynen owns more than 5% of the Common Stock. BPEF 2 Pegasus Limited owns more than 5% of the Common Stock and the Series H Preferred. MCG Global LLC beneficially owns more than 5% of Common Stock and the Series G Preferred. Jeffrey Hendrickson is the President and COO and owns more than 5% of the Common Stock. Mr. Fredenburg is the Company's General Counsel and Secretary.

                                           Number of Shares of
                 Name of Beneficial Owner  Series J Preferred
                 ------------------------  -------------------
                 TH Lee Putnam Ventures(1)      6,333,534
                 Alex Paluch(2)...........        416,666
                 East River Ventures II LP        416,666
                 Robert B. Lewis..........        266,666
                 Vincent Wasik(3).........        183,332
                 Woodville LLC............        133,333
                 Robert Reynen............        100,000
                 BPEF 2 Pegasus Limited...         80,000
                 MCG Global LLC...........         66,666
                 Jeffrey Hendrickson......         66,666
                 Wesley C. Fredenburg.....         16,666

--------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

(2) Represents shares owned by East River Ventures II LP for which Mr. Paluch disclaims beneficial ownership. Mr. Paluch is a managing partner in East River Ventures II LP.

(3) Consists of 116,666 shares owned directly and 66,666 shares owned by MCG Global, LLC. Mr. Wasik is the founder and a principal of MCG Global, LLC.

Issuance of Series I Convertible Preferred Stock

   Pursuant to Stock Purchase Agreements entered into during October, November and December 2003, the Company issued 16,809,987 shares of Series I Convertible Preferred Stock ("Series I Preferred") for $1.50 per share for net proceeds of $24.4 million. Of the total proceeds, $23.7 million was received in cash, and $1.5 was in exchange for services performed for the Company. The initial conversion price of the Series I Preferred was $0.15, and, at the time of issuance, each share of Series I Preferred was convertible, upon shareholder approval, into ten shares of the Company's common stock.

   The Company sold the Series I Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of voting securities: TH Lee Putnam Ventures holds more than 5% of each of Common Stock, Series B Preferred, Series C Preferred, Series D Preferred, Series G Preferred and Series H Preferred. Two of its executive officers are also serving on the Company's Board. Richard Neslund owns more than 5% of the Common Stock, the Series F Preferred and the Series H Preferred. MCG Global LLC beneficially owns more than 5% of Common Stock and the Series G Preferred and Vincent Wasik, the founder and principal of MCG Global LLC and the Chairman of the Board and CEO owns more than 5% of Common Stock, Series F Preferred, Series G Preferred and Series H Preferred. Mr. Alex Paluch is a member of the Board and also owns more than 5% of the Common Stock, Series F Preferred and Series H Preferred. East River Ventures II LP owns more than 5% of Common Stock, Series F Preferred and Series H Preferred. Woodville LLC owns more than 5% of Common Stock. BPEF 2 Pegasus Limited owns more than 5% of the Common Stock and the Series H Preferred. Robert Reynen owns more than 5% of the Common Stock.

                                           Number of Shares of
                 Name of Beneficial Owner  Series I Preferred
                 ------------------------  -------------------
                 TH Lee Putnam Ventures(1)     12,643,332
                 Richard Neslund..........        833,333
                 MCG Global LLC...........        400,000
                 Vincent Wasik(2).........        400,000
                 Alex Paluch(3)...........        273,333
                 East River Ventures II LP        233,333
                 Woodville LLC............        233,333
                 BPEF 2 Pegasus Limited...        166,666
                 Robert Reynen............         68,666

--------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

(2) Includes 400,000 shares owned directly by MCG Global, LLC. Mr. Wasik is the founder and a principal of MCG Global, LLC.

(3) Includes 40,000 shares owed by Mr. Paluch and 233,333 shares owned by East River Ventures II LP for which Mr. Paluch disclaims beneficial ownership. Mr. Paluch is a managing partner in East River Ventures II LP.

Contracts and arrangements with Related Parties

   The Company has entered into Contractor Services Agreement (the "agreement") with MCG Global, LLC and its related entities ("MCG"), effective as of July 27, 2003 under which Vincent A. Wasik provides all services as Chief Executive Officer of the Company. Vincent A. Wasik was a shareholder and Chairman of the Board of the Company at the time the agreement was entered into. The agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. In fiscal 2004, the Company recorded compensation expense of $510,000 for these services.

   The Company subleases a portion of its headquarters office space in Westport Connecticut from MCG. The sublease agreement was approved by the Company's Audit Committee who determined that the terms of the sublease were at market rates. The Company also reimburses MCG for limited use of MCG's personnel and for office expenses.

   The Company has a business relationship with Peritas, LLC ("Peritas"), a vehicle rental company wholly owned by TH Lee Putnam Ventures ("THLPV"). Peritas was initially formed and owned by MCG Global, LLC.

The founder and principal of MCG Global LLC is Vincent Wasik, the Chairman of the Board and CEO of the Company. MCG established Peritas to accommodate the Company's need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short term ownership or management of Peritas and Peritas was transferred to THLPV for no compensation or consideration. The business of Peritas is to rent delivery vehicles to independent contractors who perform services for the Company and other companies. On May 24, 2005, the Company and Peritas entered into an Agency Agreement whereby the Company acts as an agent for Peritas for the purposes of vehicle rentals. The term of the agreement is for twelve months. The services performed by the Company under the Agency Agreement include, renting the vehicles to independent contractors, maintenance of the vehicles and collecting the rental fees and delivering the fees to Peritas. Under the Agency Agreement, the Company receives a 10% commission of all rental revenues and a reimbursement of any vehicle related expenses. To date, the Company has collected rental revenues and received commissions. The Company's Audit Committee approved the business relationship between the Company and Peritas.

   THLPV provides the Company with a standby Letter of Credit guarantee of $7.5 million in support of the Company's revolving credit facility.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

   The following table sets forth the approximate aggregate fees billed to the Company for fiscal years 2004 and 2003 by Ernst & Young LLP, the Company's principal accountant:

                                            Fiscal Year
                                         -----------------
                             Fee           2004     2003
                             ---         -------- --------
                      Audit Fees(1)..... $695,000 $530,000
                      Audit Related Fees        0        0
                      Tax Fees..........        0        0
                      All Other Fees....        0        0

--------
(1) Includes fees related to the annual audit and quarterly reviews.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company's Independent Auditors

   The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditors. The Audit Committee has established a policy for pre-approving the services provided by the Company's independent auditors in accordance with the auditor independence rules of the Securities and Exchange Commission. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by the independent auditors and an annual review of the financial plan for audit fees.

   To ensure that auditor independence is maintained, the Audit Committee annually pre-approves the audit services to be provided by the independent auditors and the related estimated fees for such services, as well as the nature and extent of specific types of audit-related, tax and other non-audit services to be provided by the independent auditors during the year.

   As the need arises, other specific permitted services are pre-approved on a case-by-case basis during the year. A request for pre-approval of services on a case-by-case basis must be submitted by the Company's Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management's assessment of the impact of the service on the auditor's independence. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent auditors.

   All of the services provided by the independent auditors in fiscal 2004, including services related to the Audit-Related Fees, Tax Fees and All Other Fees described above, were approved by the Audit Committee under its pre-approval policies.

                                   PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (1) Financial Statements

       The consolidated financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.

   (2) Financial Statement Schedules

      II--Valuation and Qualifying Accounts--years ended June 28, 2003, June 29, 2002 and June 30, 2001.

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

   (4) Reports on Form 8-K.

      The Company filed one report on Form 8-K during the fiscal quarter ended June 28, 2003, as follows:

      (i) Current Report on Form 8-K filed on May 14, 2003, relating to the issuance of a press release of Velocity Express Corporation reporting Velocity Express Corporation's financial results for the quarter ended March 29, 2003.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on December 21, 2004.

                                              VELOCITY EXPRESS CORPORATION

                                              By  /s/  VINCENT A. WASIK
                                                  -----------------------------
                                                  Vincent A. Wasik
                                                  Chairman of the Board
                                                  President, Chief Executive
                                                    Officer &
                                                  Interim Chief Financial
                                                    Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wesley C. Fredenburg his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----

/s/  VINCENT A. WASIK          Chairman of the Board          December 21, 2004
-----------------------------    President and Chief
Vincent A. Wasik                 Executive Officer

/s/  JAMES BROWN               Director                       December 21, 2004
-----------------------------
James Brown

/s/  DOUGLAS HSIEH             Director                       December 21, 2004
-----------------------------
Douglas Hsieh

/s/  ALEX PALUCH               Director                       December 21, 2004
-----------------------------
Alex Paluch

/s/  RICHARD A. KASSAR         Director                       December 21, 2004
-----------------------------
Richard A. Kassar

/s/  LESLIE E. GRODD           Director                       December 21, 2004
-----------------------------
Leslie E. Grodd

/s/  JOHN J PERKINS            Director                       December 21, 2004
-----------------------------
John J Perkins

                         FINANCIAL STATEMENT SCHEDULES

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                Schedule II--Valuation and Qualifying Accounts
                       Fiscal Years 2004, 2003 and 2002
                            (Amounts in thousands)

          Column A             Column B       Column C        Column D       Column E
----------------------------- ---------- ------------------ ------------- --------------
                              Balance at Additions charged
                              Beginning  to cost, expenses,               Balance at End
         Description          of Period       revenues      Deductions(1)   of Period
----------------------------- ---------- ------------------ ------------- --------------
Accounts receivable reserves:
   2004......................   $2,300        $12,491          $10,048        $4,743
   2003......................    2,250          6,665            6,615         2,300
   2002......................    1,160          3,165            2,075         2,250

--------
(1) write-off of accounts receivable determined to be uncollectible.

                                 EXHIBIT INDEX

Exhibit
Number  Description
------  -----------
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

  2.5   Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among
        Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a
        Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2,
        2001 (incorporated by reference to the Company's Form 10-Q, filed November 13, 2001).

  2.6   Agreement and Plan of Merger by and between United Shipping & Technology, Inc., a Utah corporation, and Velocity Express Corporation, a Delaware corporation, dated as of December 6,
        2001 (incorporated by reference to the Company's Form 8-K, filed January 9, 2002).

  2.7   Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity
        Express Corporation (a Delaware corporation) (incorporated by reference to the Company's Form
        10-K filed September 27, 2002).

  3.1   Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company's Form 10-K filed October 14, 2003).

  3.2   Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express
        Corporation (incorporated by reference to the Company's Form S-3/A, File No. 333-88568, filed
        June 3, 2002).

  3.3   Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock
        (incorporated by reference to the Company's Form 10-K filed September 27, 2002).

  3.4   Certificate of Designation of Preferences and Rights of Series H Convertible Preferred Stock and
        Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the
        Company's Form 10-Q filed February 18, 2003).

  3.5   Bylaws of Velocity Express Corporation (incorporated by reference to the Company's Form 8-K, filed January 9, 2002).

  4.1   Specimen form of the Company's Common Stock certificate (incorporated by reference to the
        Company's Statement on Form SB-2, File No. 333-01652C).

  4.2   Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company's Form 8-K filed April 5, 2002).

  4.3   Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company's Form 10-K filed September 27, 2002).

 10.1   1996 Director Stock Option Plan, as amended (incorporated by reference to the Company's Form
        10-QSB for the fiscal quarter ended January 1, 2000).

Exhibit
Number  Description
------  -----------
  10.2  2000 Stock Option Plan (incorporated by reference to the Company's Definitive Schedule 14A filed on May 8, 2000).

  10.3  Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems,
        Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the
        Company's Form 8-K, filed October 8, 1999).

  10.4  Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United
        Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series
        C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's
        Form 8-K, filed September 8, 2000).

  10.5  Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United
        Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series
        C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's
        Form 8-K, filed September 8, 2000).

  10.6  Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United
        Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C
        Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form
        8-K, filed September 8, 2000).

  10.7  Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United
        Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed
        September 8, 2000).

  10.8  Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second
        Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for
        262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

  10.9  Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second
        Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P.
        for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

 10.10  Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second
        Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837
        shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form 8-K, filed September 8, 2000).

 10.11  Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second
        Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C
        Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company's Form
        8-K, filed September 8, 2000).

 10.12  Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company's Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

 10.13  Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the
        Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P.,
        THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's
        Current Report on Form 8-K, filed January 9, 2001).

 10.14  Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic
        Company (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

Exhibit
Number  Description
------  -----------
 10.15  Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D
        Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and
        AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001
        (incorporated by reference to the Company's Form 8-K, filed May 21, 2001).

 10.16  Form of Warrant to purchase shares of Series D Preferred issued to entities affiliated with TH
        Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the
        Company's Form 8-K, filed May 21, 2001).

 10.17  Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001. (incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2001).

 10.18  Form of Subscription Note issued in connection with the Company's Series F Convertible Preferred
        Stock financing in July of 2001. (incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2001).

 10.19  Form of Warrant to purchase shares of Common Stock used in connection with the Company's
        Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the
        Company's Form 10-KSB for the year ended June 30, 2001).

 10.20  Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the
        Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P.,
        THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T.
        Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh
        Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser. (incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 2001).

 10.21  Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001 (incorporated by reference to the
        Company's Form 10-Q filed November 13, 2001).

 10.22  Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet
        Capital Corporation dated as of January 25, 2002. (incorporated by reference to the Company's Form
        10-Q filed May 3, 2002).

 10.23  Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001. (incorporated by reference to the Company's Form 10-Q filed
        May 3, 2002).

 10.24  Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors on May 3, 2002. (incorporated by reference to the
        Company's Form 10-K/A-2 filed July 28, 2003).

 10.25  Form of Stock Purchase Agreement to purchase Series H Convertible Preferred Stock (incorporated by reference to the Company's Form 10-Q filed May 16, 2003).

 10.26  Form of Common Stock Warrant issued in connection with the Company's Series H Convertible
        Preferred Stock financing (incorporated by reference to the Company's Form 10-Q filed February 18,
        2003).

 10.27  Amended and Restated Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of November 26, 2003 (incorporated by reference to the Company's Form 10-Q filed February 7, 2004).

 10.28  Note Purchase Agreement by and among Velocity Express, Inc., Velocity Express Corporation and
        BET Associates LP dated as of November 26, 2003 (incorporated by reference to the Company's
        Form 10-Q filed February 7, 2004).

Exhibit
Number  Description
------  -----------

 10.29  Senior Subordinated Note by and among Velocity Express, Inc., Velocity Express Corporation and
        BET Associates LP, dated as of November 26, 2003 (incorporated by reference to the Company's
        Form 10-Q filed February 7, 2004).

 10.30  Employment Agreement between Velocity Express, Inc. and Wesley C. Fredenburg (incorporated by reference to the Company's Form 10-Q filed February 7, 2004).

 10.31  Employment Agreement between Velocity Express, Inc. and Jeffrey Hendrickson dated December
        15, 2003 (incorporated by reference to the Company's Form 10-Q filed February 7, 2004).

 10.32  Employment Agreement between Velocity Express, Inc. and John Marsalisi dated December 22,
        2003 (incorporated by reference to the Company's Form 10-Q filed February 7, 2004).

 10.33  Form of Stock Purchase Agreement to purchase Series I Convertible Preferred Stock (incorporated by reference to the Company's Form 10-Q filed February 7, 2004).

 10.34  Form of Stock Purchase Agreement to purchase Series J Convertible Preferred Stock (incorporated by reference to the Company's Form 10-Q filed May 11, 2004).

 10.35  Form of Common Stock Warrant between Velocity Express Corporation and management, dated
        February 12, 2004 (incorporated by reference to the Company's Form 10-Q filed May 11, 2004).

 10.36  Velocity Express Corporation Code of Business Conduct and Ethics.

 10.37  Employment Agreement between Velocity Express, Inc. and Andrew B. Kronick dated November
        28, 2001.

 10.38  Employment Agreement between Velocity Express, Inc. and Robert B. Lewis dated January 12,
        2004.

 10.39  Contractor Services Agreement between Velocity Express Corporation and MCG Global, LLC.

 10.40  Stock Purchase Warrant to purchase up to 9,677,553 shares of Common Stock at a price of $0.0001 per share issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi
        Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004

 10.41  Stock Purchase Agreement to purchase 7,000,000 shares of the Company's Series L Convertible
        Preferred Stock, par value $0.004 per share, at a price of $1.00 per Preferred Share, entered into between the Company and TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P.,
        THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004

  21.1  Subsidiaries.

  23.1  Consent of Ernst & Young LLP.

  31.1  Section 302 Certification of CEO.

  31.2  Section 302 Certification of CFO.

  32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1  Capital Contribution Agreement dated July 1, 2004.

  99.2  Agency Agreement between Velocity Express, Inc. and Peritas, LLC dated May 25, 2004.