Form 10-K/A
period 2004-07-03
VELOCITY EXPRESS CORP
filed 2005-01-07
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                   FORM 10-K/A
                                 Amendment No. 1

                                   ----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 3, 2004

                           Commission File No. 0-28452
                          VELOCITY EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                        0-28452                  87-0355929
----------------------------     ------------------------    -------------------
(State or other jurisdiction     (Commission File Number)      (IRS Employer
   of incorporation)                                         Identification No.)

 One Morningside Drive North, Bldg. B, Suite 300 Westport, CT           06880
--------------------------------------------------------------        ----------
          (Address of Principal Executive Offices)                    (Zip Code)

                                 (203) 349-4160
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.004 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes[ ] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                  Yes[ ] No[X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                EXPLANATORY NOTE

        Velocity Express Corporation is filing this Amendment No. 1 to its Form 10-K for the year ended July 3, 2004, which was originally filed on December 23, 2004 (the "Original 10-K"), to update its Item 12 "Security Ownership of Certain Beneficial Owners and Management" and its Item 13 "Certain Relationships and Related Transactions" to the latest practicable date prior to the filing of the Original 10-K. Certain typographical errors in Item 15 of Part IV were also corrected. This Amendment No. 1 amends and restates in their entirety Items 12 and 13 of Part III and Item 15 of Part IV of the Original 10-K. This Amendment No. 1 continues to represent the state of the Company as of the filing date of the Original 10-K, and is not updated to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original 10-K.

                                TABLE OF CONTENTS

Part III. ...................................................................  1

  ITEM 12. Security Ownership of Certain Beneficial Owners and Management....  1

  ITEM 13. Certain Relationships and Related Transactions.................... 18

Part IV. .................................................................... 22

  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K. ............................................................... 22

Signatures................................................................... 23

Financial Statement Schedules................................................ 24

Exhibit Index................................................................ 25

                                    PART III.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 23, 2004, the Company had issued and outstanding 13,405,373 shares of Common Stock, 2,806,797 shares of Series B Preferred, 2,000,000 shares of Series C Preferred, 1,517,444 shares of Series D Preferred, 715,587 shares of Series F Preferred, 5,368,331 shares of Series G Preferred and 451,897 shares of Series H Preferred. As of December 23, 2004, the Company has also contracted to issue 16,809,987 shares of Series I Preferred, 7,999,993 shares of Series J Preferred, 9,851,466 shares of Series K Preferred, 7,000,000 shares of Series L Preferred and 284,793,462 shares of Series M Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of its outstanding voting securities as of December 23, 2004, by (i) each person who is known to the Company to own beneficially more than five percent of each class of the Company's voting securities, (ii) each of the Company's directors and nominee directors, (iii) each of the Company's named executive officers, and (iv) all executive officers and directors as a group. Beneficial ownership listed in the tables below based on ownership of the Company's convertible preferred shares reflects Common Stock equivalents. Each share of Common Stock is entitled to one vote. For purposes of voting as of December 23, 2004, each share of Series B Preferred was convertible into approximately 8.594 shares of Common Stock, each share of Series C Preferred was convertible into approximately 5.981 shares of Common Stock, each share of Series D Preferred was convertible into 14.962 shares of Common Stock, each share of Series F Preferred was convertible into 29.578 shares of Common Stock, each share of Series G Preferred was convertible into 1.230 shares of Common Stock and each share of Series H Preferred was convertible into 50.531 shares of Common Stock. Holders of the Series B Preferred, the Series C Preferred, the Series D Preferred, the Series F Preferred, the Series G Preferred and the Series H Preferred are entitled to one vote for each share of Common Stock issuable upon conversion of such preferred stock.

        As of December 23, 2004, the issuance of the outstanding Series I Preferred, Series J Preferred, the Series K Preferred, Series L Preferred and Series M Preferred are subject to shareholder approval and are therefore not yet issued.

        On February 12, 2004, the Company granted 3,456,663 common stock warrants to certain members of the Company's management. The warrants are initially exercisable into one share of common stock per warrant, have an exercise price of $0.01 per share and a term of seven years. Where the warrants were granted to management in connection with their offers of employment, the warrants are immediately exercisable. All other warrants are immediately exercisable after shareholder approval of the issuance of the warrants. These warrants, by their terms, provide for an anti-dilution adjustment to the number of shares of common stock into which the warrants are exercisable in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. In the event the Company issues or sells any shares of common stock or securities convertible into or exercisable for common stock for a consideration per share of common stock of less than the market price of the common stock, determined as of the date of the initial issue or sale, the exercise rate of the warrants shall be proportionately adjusted to prevent dilution. As of December 23, 2004, each of these warrants is exercisable into 1.482 shares of common stock.

        Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, One Morningside Drive North, Building B, Suite 300, Westport, Connecticut 06880. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of December 23, 2004.

        Reference made herein to TH Lee Putnam Ventures ("THLPV") includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Blue Star I, LLC.

                                 Common Stock

                                                                       Beneficially      Beneficially
        Name and Address of Beneficial Owner                              Owned            Owned(1)
        ------------------------------------                           ------------      ------------
TH Lee Putnam Ventures (2)(6) .......................................   75,599,436          85.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ..................................................   75,599,436          85.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (4) ...................................................   75,599,436          85.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Richard and Mabeth Neslund (5) ......................................    9,376,893          41.9%
 15210 Wayzata Boulevard, Wayzata, MN 55391
HomePoint Liquidating Trust (6)(7) ..................................    7,601,178          36.2%
 c/o Baruno, Sullivan & Co.
 170 Mason Street, Greenwich, CT 06830
Alexander I. Paluch (8) .............................................    6,043,555          31.1%
Vincent A. Wasik (9) ................................................    5,858,041          30.9%
East River Ventures II, LP (10) .....................................    5,584,650          29.4%
 645 Madison Avenue, Ste 2200, New York, NY 10022
IDT Venture Capital, Inc.(11)........................................    3,434,508          20.4%
 666 Fifth Avenue, 34th Floor, New York, NY 10103
Jess S. Morgan & Company, Inc. (12) .................................    2,994,337          19.2%
 5750 Wilshire Boulevard, Suite 590,  Los Angeles, CA 90036
Perkins Capital Management, Inc. (13) ...............................    2,196,233          14.1%
 730 East Lake Street, Wayzata, MN 55391
Robert McCullough (14) ..............................................    1,680,239          11.2%
 455 Belvedere, Belvedere, CA 94920
BPEF 2 Pegasus Limited (15) .........................................    1,575,764          10.5%
 33 Riverside Avenue, Fifth Floor, Westport, CT 06880
MCG Global LLC (16) .................................................    1,564,539          10.5%
 One Morningside Drive N., Ste 200, Westport, CT 06880
Robert B. Lewis (17) ................................................    1,482,214          10.0%
Jeffrey Hendrickson (17) ............................................    1,482,214          10.0%
Sandra Einck (18) ...................................................    1,066,226           7.4%
 5674 Shaddlelee Lane W., Fort Meyers, FL 33919
John Kennedy (19) ...................................................      886,740           6.2%
 2100 First National Center, Oklahoma City, OK 73102
Robert Reynen (20) ..................................................      859,155           6.0%
 400 Spring Line Drive, Naples, FL 34102
Andrew B. Kronick (21) ..............................................      554,003           4.0%
Wesley C. Fredenburg (22) ...........................................      186,587           1.4%
Jeffry J. Parell (23) ...............................................      151,827           1.1%
Richard A. Kassar ...................................................       14,000             *
Leslie E. Grodd .....................................................        6,000             *
John J. Perkins .....................................................           --             0%
All directors and officers as a group (11 persons) (24) .............   89,752,917          87.3%

----------
*    Represents less than 1%

(1) Percentage of beneficial ownership is based on 13,405,373 shares of Common Stock outstanding as of December 23, 2004. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.

(2) Includes: (i) 13,277,929 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Ventures, L.P., 9,798,665 shares issuable upon conversion of Series B Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 756,366 shares issuable upon conversion of Series B Preferred owned by THLi Co Investment Partners, LLC, and 287,281 shares issuable upon conversion of Series B Preferred owned by Blue Star I, LLC; (ii) 6,584,483 shares issuable upon conversion of Series C Preferred owned by TH Lee Putnam Ventures, L.P., 4,859,128 shares issuable upon conversion of Series C owned by TH Lee Putnam Parallel Ventures, L.P., 373,906 shares issuable upon conversion of Series C Preferred owned by THLi Co Investment Partners, LLC, and 143,635 shares issuable upon conversion of Series C Preferred owned by Blue Star I, LLC; (iii) 2,717,692 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Ventures, L.P., 2,005,569 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 154,323 shares issuable upon the exercise and conversion of warrants to purchase Series C Preferred owned by THLi Co Investment Partners, LLC, and 59,286 shares issuable upon the exercise and conversion of warrants to purchase Series C owned by Blue Star I, LLC; (iv) 8,187,707 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Ventures, L.P., 6,042,246 shares issuable upon conversion of Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 464,037 shares issuable upon conversion of Series D Preferred owned by THLi Co Investment Partners, LLC, and 179,513 shares issuable upon conversion of Series D Preferred owned by Blue Star I, LLC; (v) 1,742,350 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Ventures, L.P., 1,285,797 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 98,753 shares issuable upon the exercise and conversion of warrants to purchase Series D Preferred owned by THLi Co Investment Partners, LLC, and 38,195 shares issuable upon the exercise of warrants to purchase Series D Preferred owned by Blue Star I, LLC; (vi) 2,252,672 shares issuable upon conversion of Series G Preferred owned by TH Lee Putnam Ventures, L.P., 1,666,209 shares issuable upon conversion of Series G Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 127,233 shares issuable upon conversion of Series G Preferred owned by THLi Co Investment Partners, LLC, and 52,244 shares issuable upon conversion of Series G Preferred owned by Blue Star I, LLC; (vii) 5,498,178 shares issuable upon conversion of Series H Preferred owned by TH Lee Putnam Ventures, L.P., 3,995,907 shares issuable upon conversion of Series H Preferred owned by TH Lee Putnam Parallel Ventures, L.P., 327,843 shares issuable upon conversion of Series H Preferred owned by THLi Co Investment Partners, LLC, and 127,539 shares issuable upon conversion of Series H Preferred owned by Blue Star I, LLC; (viii) 1,360,112 shares issuable upon exercise of Common Warrants owned by TH Lee Putnam Ventures, L.P., 988,488 shares issuable upon exercise of Common Warrants owned by TH Lee Putnam Parallel Ventures, L.P., 81,100 shares issuable upon exercise of Common Warrants owned by THLi Co Investment Partners, LLC, and 31,550 shares issuable upon exercise of Common Warrants owned by Blue Star I, LLC;
        (ix) 20,000 shares issuable upon the exercise of options to purchase Common Stock issued to TH Lee Putnam Fund Advisors, L.P.; and (x) 13,500 shares of restricted stock issued to TH Lee Putnam Ventures, L.P. TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC and Blue Star I, LLC are affiliates of TH Lee Putnam Ventures.

(3) Consists of shares beneficially owned by THLPV, for which Mr. Brown disclaims beneficial ownership.

(4) Consists of shares beneficially owned by THLPV, for which Mr. Hsieh disclaims beneficial ownership.

(5) Consists of 377,113 shares owned directly, 692,188 shares issuable pursuant to warrants, 5,781,064 shares issuable upon conversion of Series F Preferred and 2,526,528 shares issuable upon conversion of Series H Preferred.

(6) THLPV is the largest shareholder of HomePoint Corporation. A shareholder of THLPV is a member of HomePoint Corporation's board of directors.

(7) Consists of 7,479,417 shares issuable upon conversion of Series D Preferred and 121,761 shares issuable upon exercise of warrants.

(8) Consists of (i) 27,345 shares issuable upon exercise of warrants, 201,631 shares issuable upon conversion of Series F Preferred and 101,061 shares issuable upon conversion of Series H Preferred owned directly by Mr. Paluch; (ii) 446,875 shares issuable upon exercise of warrants, 3,495,532 shares issuable upon conversion of Series F Preferred and 1,642,243 shares issuable upon conversion of Series H Preferred owned by East River Ventures II, LP; and (iii) 10,313 shares issuable upon exercise of warrants, 80,658 shares issuable upon conversion of Series F Preferred and 37,897 shares issuable upon conversion of Series H Preferred owned by ERV Partners LLC.

(9) Consists of (i) 105,460 shares owned directly, 396,563 shares issuable upon exercise of warrants, 2,016,643 shares issuable upon conversion of Series F Preferred, 1,508,337 shares issuable upon conversion of Series H Preferred, 12,500 shares issuable upon exercise of options, and 9,000 shares of restricted stock owned directly by Mr. Wasik; (ii) 360,655 shares issuable upon conversion of Series G Preferred, 965,133 shares issuable upon conversion of Series H Preferred and 238,750 shares issuable upon exercise of warrants owned by MCG Global LLC; and (iii) 200,000 shares and 45,000 shares issuable upon exercise of warrants owned by MCG USHP, LLC.

(10) Consists of 446,875 shares issuable upon exercise of warrants, 3,495,532 shares issuable upon conversion of Series F Preferred and 1,642,243 shares issuable upon conversion of Series H Preferred.

(11) Consists of 73,438 shares issuable upon exercise of warrants and 3,361,070 shares issuable upon conversion of Series F Preferred

(12) Consists of 781,250 shares issuable upon exercise of warrants and 2,213,087 shares issuable upon conversion of Series H Preferred.

(13) Consists of (i) 20,000 shares owned directly, 6,875 shares issuable upon exercise of warrants, and 591,555 shares issuable upon conversion of Series F Preferred owned by Pyramid Partners, LP; (ii) 5,157 shares issuable upon exercise of warrants, 443,665 shares issuable upon conversion of Series F Preferred and 184,426 shares issuable upon conversion of Series G Preferred owned by Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan; (iii) 1,719 shares issuable upon exercise of warrants and 505,305 shares issuable upon conversion of Series H Preferred owned by Robert G. Allison; and (iv) 63,906 shares issuable upon exercise of warrants, 120,973 shares issuable upon conversion of Series F Preferred and 252,652 shares issuable upon conversion of Series H owned by David M. Westrum. Pyramid Partners, LP, Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan, Robert G. Allison, and David
        M. Westrum are entities affiliated with Perkins Capital Management, Inc.

(14) Consists of (i) 3,200 shares owned directly, 14,063 shares issuable upon exercise of warrants and 1,209,966 shares issuable upon conversion of Series F Preferred; (ii) 2,344 shares issuable upon exercise of warrants and 201,661 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. Family Foundation; (iii) 45,000 shares owned directly by the McCullough Living Trust; and (iv) 2,344 shares issuable upon exercise of warrants and 201,661 shares issuable upon conversion of Series F Preferred owned by the Robert F. McCullough, Sr. IRA.

(15) Consists of 312,500 shares issuable upon exercise of warrants and 1,263,264 shares issuable upon conversion of Series H Preferred.

(16) Consists of 238,750 shares issuable upon exercise of warrants, 360,656 shares issuable upon conversion of Series G Preferred and 965,133 shares issuable upon conversion of Series H Preferred.

(17)    Consists of shares issuable upon exercise of warrants.

(18) Consists of 128,125 shares issuable upon exercise of warrants, 268,862 shares issuable upon conversion of Series F Preferred, 163,934 shares issuable upon conversion of Series G Preferred and 505,305 shares issuable upon conversion of Series H Preferred.

(19) Consists of 3,125 shares issuable upon exercise of warrants, 268,861 shares issuable upon conversion of Series F Preferred and 614,754 shares issuable upon conversion of Series G Preferred.

(20) Consists of 68,750 shares issuable upon exercise of warrants, 537,753 shares issuable upon conversion of Series F Preferred and 252,652 shares issuable upon conversion of Series H Preferred.

(21) Consists of 10,000 shares issuable upon exercise of options, 6,250 shares issuable upon exercise of warrants and 537,753 shares issuable upon conversion of Series F Preferred.

(22) Consists of 21,800 shares owned directly, 70,000 shares issuable upon exercise of options, 11,688 shares issuable upon exercise of warrants, 37,622 shares issuable upon conversion of Series F Preferred and 45,477 shares issuable upon conversion of Series H Preferred.

(23) Consists of 1,500 shares owned directly, 55,000 shares issuable upon exercise of options, 19,532 shares issuable upon exercise of warrants and 75,795 shares issuable upon conversion of Series H Preferred.

(24) Consists of an aggregate of 127,260 shares of Common Stock, 42,500 shares of restricted stock, 2,025,639 shares issuable pursuant to presently exercisable options and warrants, 2,793,649 shares issuable upon conversion of Series F Preferred and 1,654,876 shares issuable upon conversion of Series H Preferred directly owned by directors and officers, 75,585,936 shares beneficially owned by THLPV (for which Messrs. Brown and Hsieh disclaim beneficial ownership) 5,584,650 shares beneficially owned by East River Ventures II LP (for which Mr. Paluch disclaims beneficial ownership), 128,868 shares owned by ERV Partners LLC (for which Mr. Paluch disclaims beneficial ownership), 1,564,539 shares beneficially owned by MCG Global LLC and 245,000 shares beneficially owned by MCG USHP LLC.

                            Series B Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   2,806,797       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   2,806,797       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   2,806,797       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik .....................................................          --           0%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (3) .....   2,806,797       100.0%

----------
(1) Percentage of beneficial ownership is based on 2,806,797 of Series B Preferred outstanding as of December 23, 2004, which were convertible into an aggregate of 24,120,241 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

                            Series C Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   2,825,484       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   2,825,484       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   2,825,484       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik .....................................................          --           0%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (3) .....   2,825,484       100.0%

----------
(1) Percentage of beneficial ownership is based on 2,000,000 of Series C Preferred outstanding as of December 23, 2004, which were convertible into an aggregate of 11,961,152 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

                            Series D Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   1,234,071        71.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   1,234,071        71.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   1,234,071        71.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
HomePoint Liquidating Trust (4) ......................................     499,906        32.9%
 c/o Baruno, Sullivan & Co. ..........................................
 170 Mason Street, Greenwich, CT 06830
Vincent A. Wasik .....................................................          --           0%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (5) .....   1,234,071        71.2%

----------
(1) Percentage of beneficial ownership is based on 1,517,444 shares of Series D Preferred outstanding as of December 23, 2004, which were convertible into an aggregate of 22,703,473 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

                            Series F Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
Richard Neslund ......................................................     195,453        27.3%
 15210 Wayzata Boulevard, Wayzata, MN 55391
Alex Paluch (2) ......................................................     127,725        17.8%
East River Ventures II, LP ...........................................     118,181        16.5%
 645 Madison Avenue, Ste 2200, New York, NY 10022
IDT Venture Capital, Inc. ............................................     113,635        15.9%
 c/o Neuberger Berman
 605 Third Avenue, 36th Floor, New York, NY 10158
Vincent A. Wasik .....................................................      68,181         9.5%
Robert McCullough (3) ................................................      54,544         7.6%
 455 Belvedere, Belvedere, CA 94920
Perkins Capital Management (4) .......................................      39,090         5.5%
 730 East Lake Street, Wayzata, MN 55391
Andrew B. Kronick ....................................................      18,181         2.5%
Wesley C. Fredenburg .................................................       1,272           *
James G. Brown .......................................................          --           0%
Douglas Hsieh ........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (5) .....     215,359        30.1%

----------
*    Represents less than 1%

(1) Percentage of beneficial ownership is based on 715,587 shares of Series F Preferred outstanding as of December 23, 2004, which were convertible into an aggregate of 21,165,450 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

(4) Consists of (i) 20,000 shares owned by Pyramid Partners, LP; (ii) 15,000 shares owned by Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan; and (iii) 4,090 shares owned by David M. Westrum. Pyramid Partners, LP, Union Bank & Trust Industricorp & Co., Inc FBO Twin City Carpenters Pension Plan, and David M. Westrum are entities affiliated with Perkins Capital Management, Inc.

(5)     Consists of (i) 94,451 shares owned directly by officers and directors;
        (ii) 118,181 shares owned by East River Ventures II, LP; and (iii) 2,727 shares owned by ERV Partners LLC for which Mr. Paluch disclaims beneficial ownership.

                            Series G Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   3,333,333        62.1%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   3,333,333        62.1%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   3,333,333        62.1%
 200 Madison Avenue, Suite 2225, New York, NY 10016
John Kennedy .........................................................     500,000         9.3%
 2100 First National Center, Oklahoma City, OK 73102
Mike Samis ...........................................................     500,000         9.3%
 2100 First National Center, Oklahoma City, OK 73102
MCG Global LLC .......................................................     293,333         5.5%
 One Morningside Drive N., Ste 200, Westport, CT 06880
Vincent A. Wasik (4) .................................................     293,333         5.5%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (5) .....   3,626,666        67.6%

----------
(1) Percentage of beneficial ownership is based on 5,368,331 shares of Series G Preferred outstanding as of December 23, 2004, which were convertible into an aggregate of 6,600,402 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

                            Series H Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................     196,900        43.6%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................     196,900        43.6%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................     196,900        43.6%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Richard Neslund ......................................................      50,000        11.1%
 15210 Wayzata Boulevard, Wayzata, MN 55391
Vincent A. Wasik (4) .................................................      48,950        10.8%
Jess S. Morgan & Company, Inc. .......................................      43,797         9.7%
 5750 Wilshire Boulevard, Suite 590,  Los Angeles, CA 90036
Alex Paluch (5) ......................................................      35,250         7.8%
East River Ventures II, LP ...........................................      32,500         7.2%
 645 Madison Avenue, Ste 2200, New York, NY 10022
BPEF 2 Pegasus Limited ...............................................      25,000         5.5%
 33 Riverside Avenue, Fifth Floor, Westport, CT 06880
Jeffry J. Parell .....................................................       1,500           *
Wesley C. Fredenburg .................................................         900           *
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
All directors and executive officers as a group (11 persons) (6) .....     282,000        62.4%

----------
*    Represents less than 1%

(1) Percentage of beneficial ownership is based on 451,897 shares of Series H Preferred outstanding as of December 23, 2004, which were convertible into an aggregate of 22,834,597 shares of Common Stock. See Common Stock Security Ownership table. More than one person may beneficially own the same shares.

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

Preferred Stock Contracted to be Issued

        As of December 23, 2004, the Company has contracted to issue, subject to stockholder approval of their issuance and other related proposals, 16,809,987 shares of Series I Preferred, 7,999,993 shares of Series J Preferred, 9,851,466 shares of Series K Preferred, 7,000,000 shares of Series L Preferred and 284,793,462 shares of Series M Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of each of Series I Preferred, Series J Preferred, Series K Preferred, Series L Preferred and Series M Preferred as of December 23, 2004, assuming that all of the above series of preferred stock were issued and outstanding as of such date, by (i) each person who is known to the Company to have the right to beneficially receive more than five percent of each of the Series I Preferred, Series J Preferred, Series K Preferred, Series L Preferred or Series M Preferred, (ii) each of the Company's directors and nominee directors, (iii) each of the Company's named executive officers, and (iv) all executive officers and directors as a group.

                            Series I Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................  12,643,332        75.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................  12,643,332        75.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................  12,643,332        75.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Andrew K. Boszhardt, Jr ..............................................   1,000,000         5.9%
 666 Fifth Avenue, 34th Floor, New York, NY 10103
Richard Neslund ......................................................     833,333         5.0%
 15210 Wayzata Boulevard, Wayzata, MN 55391
Vincent A. Wasik (4) .................................................     400,000         2.4%
Alex Paluch (5) ......................................................     273,333         1.6%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (6) .....  13,316,665        79.2%

----------
(1) For purposes of the Series I Preferred, the term "ownership" refers to the right to receive shares of Series I Preferred upon shareholder approval of the issuance of the Series I Preferred, and percentage owned refers to the beneficial ownership of each person's right to receive shares of Series I Preferred based on 16,809,987 shares of Series I Preferred to be issued as of December 23, 2004, which would be convertible into an aggregate of 249,160,059 shares of Common Stock. More than one person may be beneficially entitled to the same shares.

(2) Includes the right to receive 6,962,290 shares by TH Lee Putnam Ventures, L.P., the right to receive 5,084,301 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 430,263 shares by THLi Co Investment Partners, LLC, and the right to receive 166,478 shares by Blue Star I, LLC.

(3) Consists of the right to receive shares by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership

(4)     Consists of the right to receive 400,000 shares by MCG Global, LLC.

(5) Consists of the right to receive 40,000 shares and the right to receive 233,333 shares by East River Ventures II, LP.

(6) Consists of (i) the right to receive 40,000 shares by officers and directors; (ii) the right to receive 12,643,332 shares by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; (iii) the right to receive 400,000 shares by MCG Global, LLC; and (iv) the right to receive 233,333 shares by East River Ventures II, LP.

                            Series J Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   6,333,534        79.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   6,333,534        79.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   6,333,534        79.2%
 200 Madison Avenue, Suite 2225, New York, NY 10016
East River Ventures II, LP. ..........................................     416,666         5.2%
 645 Madison Avenue, Ste 2200, New York, NY 10022
Alex Paluch (4) ......................................................     416,666         5.2%
Robert B. Lewis ......................................................     266,666         3.3%
Vincent A. Wasik (5) .................................................     183,332         2.3%
Jeffrey Hendrickson ..................................................      66,666           *
Wesley C. Fredenburg .................................................      16,666           *
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (6) .....   7,030,197        87.9%

----------
*    Represents less than 1%

(1) For purposes of the Series J Preferred, the term "ownership" refers to the right to receive shares of Series J Preferred upon shareholder approval of the issuance of the Series J Preferred, and percentage owned refers to the beneficial ownership of each person's right to receive shares of Series J Preferred based on 7,999,993 shares of Series J Preferred outstanding as of December 23, 2004, which would be convertible into an aggregate of 97,560,872 shares of Common Stock. More than one person may be beneficially entitled to the same shares.

(2) Includes the right to receive 3,484,981 shares by TH Lee Putnam Ventures, L.P., the right to receive 2,549,339 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 215,740 shares by THLi Co Investment Partners, LLC, and the right to receive 83,474 shares by Blue Star I, LLC.

(3) Consists of the right to receive shares by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

(4)     Consists of the right to receive 416,666 shares by East River Ventures
        II, LP.

(5) Consists of the right to receive 116,666 shares and the right to receive 66,666 shares by MCG Global, LLC.

(6) Consists of (i) the right to receive 213,331 shares by officers and directors; (ii) the right to receive 6,333,534 shares by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership; (iii) the right to receive 66,666 shares owned by MCG Global, LLC; and (iv) the right to receive 416,666 shares by East River Ventures II, LP.

                            Series K Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   9,851,466       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   9,851,466       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   9,851,466       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik .....................................................          --           0%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (3) .....   9,851,466       100.0%

----------
(1) For purposes of the Series K Preferred, the term "ownership" refers to the right to receive shares of Series K Preferred upon shareholder approval of the issuance of the Series K Preferred, and percentage owned refers to the beneficial ownership of each person's right to receive shares of Series K Preferred based on 9,851,466 shares of Series K Preferred to be issued as of December 23, 2004, which would be convertible into an aggregate of 106,005,737 shares of Common Stock. More than one person may be beneficially entitled to the same shares.

(2) Includes the right to receive 5,420,697 shares by TH Lee Putnam Ventures, L.P., the right to receive 3,965,356 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 335,573 shares by THLi Co Investment Partners, LLC, and the right to receive 129,840 shares by Blue Star I, LLC.

(3) Consists of the right to receive shares by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

                            Series L Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
TH Lee Putnam Ventures (2) ...........................................   7,000,000       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (3) ...................................................   7,000,000       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (3) ....................................................   7,000,000       100.0%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik .....................................................          --           0%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (3) .....   7,000,000       100.0%

----------
(1) For purposes of the Series L Preferred, the term "ownership" refers to the right to receive shares of Series L Preferred upon shareholder approval of the issuance of the Series L Preferred, and percentage owned refers to the beneficial ownership of each person's right to receive shares of Series L Preferred based on 7,000,000 shares of Series L Preferred to be issued as of December 23, 2004, which would be convertible into an aggregate of 70,000,000 shares of Common Stock. More than one person may be beneficially entitled to the same shares.

(2) Includes the right to receive 3,861,568 shares by TH Lee Putnam Ventures, L.P., the right to receive 2,824,817 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 226,123 shares by THLi Co Investment Partners, LLC, and the right to receive 87,492 shares by Blue Star I, LLC.

(3) Consists of the right to receive shares by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

                            Series M Preferred Stock

                                                                        Amount and
                                                                        Nature of
                                                                        Beneficial     Percentage
        Name and Address of Beneficial Owner                            Ownership        Owned(1)
        ------------------------------------                            ----------     ----------
Pequot (2) ...........................................................  79,999,839        28.1%
 500 Nyala Farm Road, Westport, CT 06880
Scorpion Capital Partners, L.P. (3) ..................................  78,657,244        27.6%
 245 Fifth Avenue, 25th Floor, New York, NY 10016
Special Situations Private Equity Fund, L.P. (4) .....................  40,684,781        14.3%
 153 E. 53rd Street, 55th Floor, New York, NY 10022
Special Situations Fund III, L.P. (4) ................................  30,513,586        10.7%
 153 E. 53rd Street, 55th Floor, New York, NY 10022
TH Lee Putnam Ventures (5) ...........................................  27,123,187         9.5%
 200 Madison Avenue, Suite 2225, New York, NY 10016
James G. Brown (6) ...................................................  27,123,187         9.5%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Douglas Hsieh (6) ....................................................  27,123,187         9.5%
 200 Madison Avenue, Suite 2225, New York, NY 10016
Vincent A. Wasik .....................................................   6,780,797         2.4%
Alex Paluch ..........................................................          --           0%
Richard A. Kassar ....................................................          --           0%
Leslie E. Grodd ......................................................          --           0%
John J. Perkins ......................................................          --           0%
Wesley C. Fredenburg .................................................          --           0%
Andrew B. Kronick ....................................................          --           0%
Jeffrey Hendrickson ..................................................          --           0%
Robert B. Lewis ......................................................          --           0%
Jeffry J. Parell .....................................................          --           0%
All directors and executive officers as a group (11 persons) (7) .....  33,903,984        11.9%

----------
(1) For purposes of the Series M Preferred, the term "ownership" refers to the right to receive shares of Series M Preferred upon shareholder approval of the issuance of the Series M Preferred, and percentage owned refers to the beneficial ownership of each person's right to receive shares of Series M Preferred based on 284,793,462 shares of Series M Preferred to be issued as of December 23, 2004, which would be convertible into an aggregate of 284,793,462 shares of Common Stock. More than one person may be beneficially entitled to the same shares.

(2) Includes the right to receive 39,431,690 shares by Pequot Scott Fund, L.P., the right to receive 23,389,679 shares by Pequot Navigator Onshore Fund, L.P. and the right to receive 17,178,470 shares by Pequot Navigator Offshore Fund, Inc.

(3) Includes the right to receive 67,807,970 shares by Scorpion Capital Partners, L.P. and the right to receive 10,849,274 shares by Scorpion Acquisition.

(4) MGP Advisors Limited ("MGP") is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. ("AWM") is the general partner of MGP. MG Advisers, L.L.C. ("MG") is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM and MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.

(5) Includes the right to receive 14,962,602 shares by TH Lee Putnam Ventures, L.P., the right to receive 10,945,413 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 876,160 shares by THLi Co Investment Partners, LLC, and the right to receive 339,012 shares by Blue Star I, LLC.

(6) Consists of the right to receive shares by TH Lee Putnam Ventures, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

(7) Consists of (i) the right to receive 6,780,797 shares by officers and directors; and (ii) the right to receive 27,123,187 shares by THLPV, for which Messrs. Brown and Hsieh disclaim beneficial ownership.

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

                                          Number of securities to be         Weighted average
                                           issued upon exercise of           exercise price of          Number of securities
                                        outstanding options, warrants       outstanding options,    remaining available for future
                                                 and rights                 warrants and rights                issuance
                                        -----------------------------       --------------------    ------------------------------
Equity compensation plans approved                7,455,952(1)                    $    1.88                   1,497,252(2)
      by security holders
 Equity compensation plans not
approved by security holders (3) .                4,457,947                            1.28                          NA
                                        -----------------------------       --------------------    ------------------------------
Total                                            11,913,899                       $    1.66                   1,497,252
                                        =============================       ====================    ==============================

----------
(1) 175,402 to be issued upon exercise of options granted under the 1995 Plan; 788,611 to be issued upon exercise of options granted under the 2000 Plan; and 9,000 to be issued upon exercise of options granted under the 1996 Director Plan.

(2) 68,004 remaining under the 1995 Plan; 1,321,248 remaining under the 2000 Plan; and 108,000 remaining under the 1996 Director Plan.

(3) Includes (i) 95,000 non qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment with the Company which vests ratably over three years; (ii) 20,000 non-qualified stock options issued in October 2001 to certain executive officers which vests ratably over two years on each six-month anniversary of the date of grant; (iii) 15,000 non qualified stock options issued to a consultant in exchange for services provided in 1999 which option vested on the date of grant; (iv) 4,327,947 shares of common stock issuable upon exercise of warrants, including 489,971 warrants granted between 1999 and 2003 to contractors at prices equal to the closing price of the Company's stock on the date of grant for services performed for the Company, which warrants are immediately exercisable, 45,000 warrants granted in March 2004 to employees at a price equal to the closing price of the Company's stock on the date of grant, which warrants are immediately exercisable, 2,350,000 warrants granted to management in connection with their offers of employment on February 12,2004 at an exercise price of $0.01 per share and which are immediately exercisable into 2,578,641 shares of common stock as of July 3, 2004, and 1,106,663 warrants granted to management on February 12,2004 at an exercise price of $0.01 per share and which are exercisable upon shareholder approval of the grant of the warrants into 1,214,335 shares of common stock as of July 3, 2004. The warrants granted to management on February 12, 2004, provide for an anti-dilution adjustment to the number of shares of common stock into which the warrants are exercisable in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. In the event the Company issues or sells any shares of common stock or securities convertible into or exercisable for common stock for a consideration per share of common stock of less than the market price of the common stock, determined as of the date of the initial issue or sale, the exercise rate of the warrants granted to management shall be proportionately adjusted to prevent dilution. As of July 3, 2004, each warrant is exercisable into 1.097 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Issuance of Series M Convertible Preferred Stock

        Pursuant to a Stock Purchase Agreement entered into on December 21, 2004, the Company contracted to issue, upon shareholder approval of its issuance and certain other related proposals, 284,793,462 shares of Series M Convertible Preferred Stock ("Series M Preferred") for $0.737 per share for net proceeds of $21.0 million. Of the total proceeds, $20.7 million was received in cash, and $300,000 was in exchange for services performed for the Company. The initial conversion price of the Series M Preferred was $0.737, and, at the time the Stock Purchase Agreement was entered into, each share of Series M Preferred was convertible into one share of the Company's common stock.

        The Company sold the Series M Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of the Company's voting securities: TH Lee Putnam Ventures holds more than 5% of each of Common Stock, Series B Preferred, Series C Preferred, Series D Preferred, Series G Preferred and Series H Preferred. Two of its executive officers are also serving on the Company's Board. Vincent Wasik, the founder and principal of MCG Global LLC and the Chairman of the Board and CEO, owns more than 5% of Common Stock, Series F Preferred, Series G Preferred and Series H Preferred.

                                           Number of Shares of
        Name of Beneficial Owner           Series M Preferred
        ------------------------           -------------------
        TH Lee Putnam Ventures (1) ........... 27,123,187
        Vincent Wasik ........................  6,780,797

----------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

Warrant to Purchase Common Stock

        As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company's lenders in support of the Company's revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase 9,677,553 shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company will be required to record a charge.

Issuance of Series L Convertible Preferred Stock

        Pursuant to a Stock Purchase Agreement entered into on December 21, 2004, the Company contracted to issue to THLPV, upon shareholder approval, 7,000,000 shares of Series L Convertible Preferred Stock ("Series L Preferred") for $1.00 per share for net proceeds of $7.0 million. The consideration for the issuance of the Series L Preferred consisted of cancellation of the Company's obligation to repay THLPV the funds paid by THLPV to the Company's senior lender to support the Company's revolving credit facility. The initial conversion price of the Series L Preferred was $0.10, and, at the time the Stock Purchase Agreement was entered into, each share of Series L Preferred was convertible into ten shares of the Company's common stock.

        The Company sold the Series L Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of voting securities: TH Lee Putnam Ventures holds more than 5% of each of Common Stock, Series B Preferred, Series C Preferred, Series D Preferred, Series G Preferred and Series H Preferred. Two of its executive officers are also serving on the Company's Board.

                                           Number of Shares of
        Name of Beneficial Owner           Series L Preferred
        ------------------------           -------------------
        TH Lee Putnam Ventures (1) ............ 7,000,000

----------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

Issuance of Series K Convertible Preferred Stock

        Pursuant to Stock Purchase Agreements entered into during August and December 2004, the Company contracted to issue, upon shareholder approval, 9,851,466 shares of Series K Convertible Preferred Stock ("Series K Preferred") for $1.50 per share for net cash proceeds of $14.8 million. The initial conversion price of the Series K Preferred was $0.15, and, at the time the stock purchase agreements were entered into, each share of Series K Preferred was convertible into ten shares of the Company's common stock.

        The Company sold the Series K Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of voting securities: TH Lee Putnam Ventures holds more than 5% of each of Common Stock, Series B Preferred, Series C Preferred, Series D Preferred, Series G Preferred and Series H Preferred. Two of its executive officers are also serving on the Company's Board.

                                           Number of Shares of
        Name of Beneficial Owner           Series K Preferred
        ------------------------           ------------------
        TH Lee Putnam Ventures (1) ............ 9,851,466

----------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

Issuance of Series J Convertible Preferred Stock

        Pursuant to Stock Purchase Agreements entered into during March, April and July 2004, the Company contracted to issue, upon shareholder approval, 7,999,993 shares of Series J Convertible Preferred Stock ("Series J Preferred") for $1.50 per share for net proceeds of $12.0 million. Of the total proceeds, $11.9 million was received in cash, and $100,000 was in exchange for services performed for the Company. The initial conversion price of the Series J Preferred was $0.15, and, at the time the stock purchase agreements were entered into, each share of Series J Preferred was convertible into ten shares of the Company's common stock.

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

                                           Number of Shares of
        Name of Beneficial Owner           Series J Preferred
        ------------------------           ------------------
        TH Lee Putnam Ventures (1) ........    6,333,534
        Alex Paluch (2) ...................      416,666
        East River Ventures II LP .........      416,666
        Robert B. Lewis ...................      266,666
        Vincent Wasik (3) .................      183,332
        Robert Reynen .....................      100,000
        BPEF 2 Pegasus Limited ............       80,000
        MCG Global LLC ....................       66,666
        Jeffrey Hendrickson ...............       66,666
        Wesley C. Fredenburg ..............       16,666

----------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

(2) Represents the right to receive shares by East River Ventures II LP for which Mr. Paluch disclaims beneficial ownership. Mr. Paluch is a managing partner in East River Ventures II LP.

(3) Consists of the right to receive 116,666 shares and the right to receive 66,666 shares by MCG Global, LLC. Mr. Wasik is the founder and a principal of MCG Global, LLC.

Issuance of Series I Convertible Preferred Stock

        Pursuant to Stock Purchase Agreements entered into during October, November and December 2003, the Company contracted to issue, upon shareholder approval, 16,809,987 shares of Series I Convertible Preferred Stock ("Series I Preferred") for $1.50 per share for net proceeds of $24.4 million. Of the total proceeds, $23.7 million was received in cash, and $1.5 was in exchange for services performed for the Company. The initial conversion price of the Series I Preferred was $0.15, and, at the time the stock purchase agreements were entered into, each share of Series I Preferred was convertible into ten shares of the Company's common stock.

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

                                           Number of Shares of
        Name of Beneficial Owner           Series I Preferred
        ------------------------           ------------------
        TH Lee Putnam Ventures (1) ........   12,643,332
        Richard Neslund ...................      833,333
        MCG Global LLC ....................      400,000
        Vincent Wasik (2) .................      400,000
        Alex Paluch (3) ...................      273,333
        East River Ventures II LP .........      233,333
        BPEF 2 Pegasus Limited ............      166,666
        Robert Reynen .....................       68,666

----------
(1) Two of the Company's directors, Messrs. James G. Brown and Douglas Hsieh, are executive officers of TH Lee Putnam Ventures. Both Messrs. Brown and Hsieh disclaim beneficial ownership of these shares.

(2) Includes the right to receive 400,000 shares by MCG Global, LLC. Mr. Wasik is the founder and a principal of MCG Global, LLC.

(3) Includes the right to receive 40,000 shares by Mr. Paluch and the right to receive 233,333 shares by East River Ventures II LP for which Mr. Paluch disclaims beneficial ownership. Mr. Paluch is a managing partner in East River Ventures II LP.

Contracts and arrangements with MCG Global, LLC

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

        The Company has a business relationship with Peritas, LLC ("Peritas"), a vehicle rental company wholly-owned by TH Lee Putnam Ventures ("THLPV"). Peritas was initially formed and owned by MCG Global, LLC. The founder and principal of MCG Global LLC is Vincent Wasik, the Chairman of the Board and CEO of the Company. MCG established Peritas to accommodate the Company's need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short-term ownership or management of Peritas, and Peritas was transferred to THLPV for no compensation or consideration. The business of Peritas is to rent delivery vehicles to independent contractors who perform services for the Company and other companies. On May 24, 2005, the Company and Peritas entered into an Agency Agreement whereby the Company acts as an agent for Peritas for the purposes of vehicle rentals. The term of the agreement is for twelve months. The services performed by the

Company under the Agency Agreement include renting the vehicles to independent contractors, maintenance of the vehicles, collecting the rental fees and delivering the fees to Peritas. Under the Agency Agreement, the Company receives a 10% commission of all rental revenues and a reimbursement of any vehicle-related expenses. To date, the Company has collected rental revenues and received commissions. The Company's Audit Committee approved the business relationship between the Company and Peritas.

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

        (2)     Financial Statement Schedules

                II--Valuation and Qualifying Accounts--years ended July 3, 2004, June 28, 2003 and June 29, 2002.

                All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3)     Exhibits

                Reference is made to the Exhibit Index.

        (4)     Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the fiscal quarter ended July 3, 2004.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on January 6, 2005.

                                        Velocity Express Corporation

                                        By /s/ Vincent A. Wasik
                                        -----------------------------------
                                        Vincent A. Wasik
                                        Chairman of the Board and
                                        Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                       Date
       ---------                        -----                       ----
/s/ Vincent A. Wasik           Chairman of the Board           January 6, 2004
----------------------------   and Chief Executive Officer
Vincent A. Wasik               (Principal Executive Officer)

/s/ Daniel R. DeFazio          Chief Financial Officer         January 6, 2004
----------------------------   (Principal Accounting and
Daniel R. DeFazio              Financial Officer)

*                              Director                        January 6, 2004
----------------------------
James Brown

*                              Director                        January 6, 2004
----------------------------
Douglas Hsieh

*                              Director                        January 6, 2004
----------------------------
Alex Paluch

*                              Director                        January 6, 2004
----------------------------
Richard A. Kassar

*                              Director                        January 6, 2004
----------------------------
Leslie E. Grodd

*                              Director                        January 6, 2004
----------------------------
John J. Perkins

/s/ Wesley C. Fredenburg
----------------------------
*By:  Wesley C. Fredenburg, Attorney-in-Fact

                          FINANCIAL STATEMENT SCHEDULES

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                        Fiscal Years 2004, 2003 and 2002
                             (Amounts in thousands)

      Column A             Column B            Column C           Column D             Column E
--------------------     -------------     ----------------    --------------      -----------------
                                              Additions
                          Balance at       charged to cost,
                         Beginning of         expenses,                            Balance at End of
    Description             Period            revenues         Deductions (1)          Period
--------------------     -------------     ----------------    --------------      -----------------
Accounts receivable reserves:
2004                       $   2,300         $    12,491        $   10,048          $      4,743
2003                           2,250               6,665             6,615                 2,300
2002                           1,160               3,165             2,075                 2,250

----------
(1)     write-off of accounts receivable determined to be uncollectible.

EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------
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

Exhibit
Number    Description
-------   -----------
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

Exhibit
Number    Description
-------   -----------
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

Exhibit
Number    Description
-------   -----------
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

10.36 Velocity Express Corporation Code of Business Conduct and Ethics. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.37 Employment Agreement between Velocity Express, Inc. and Andrew B. Kronick dated November 28, 2001. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.38 Employment Agreement between Velocity Express, Inc. and Robert B. Lewis dated January 12, 2004. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.39 Contractor Services Agreement between Velocity Express Corporation and MCG Global, LLC. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.40 Stock Purchase Warrant to purchase up to 9,677,553 shares of Common Stock at a price of $0.001 per share issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.41 Stock Purchase Agreement to purchase 7,000,000 shares of the Company's Series L Convertible Preferred Stock, par value $0.004 per share, at a price of $1.00 per Preferred Share, entered into between the Company and TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.42 Capital Contribution Agreement dated July 1, 2004. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

10.43 Agency Agreement between Velocity Express, Inc. and Peritas, LLC dated May 25, 2004. (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

21.1 Subsidiaries (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

23.1 Consent of Ernst & Young LLP (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

31.1      Section 302 Certification of CEO

31.2      Section 302 Certification of CFO

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Form 10-K filed December 23, 2004).

Exhibit
Number    Description
-------   -----------
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Form 10-K filed December 23, 2004).