Form 10-Q
period 2004-10-02
VELOCITY EXPRESS CORP
filed 2005-01-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File No. 0-28452

VELOCITY EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0355929
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Morningside Drive North, Bldg. B Suite 300, Westport, Connecticut	06880
(Address of Principal Executive Offices)	(Zip Code)

(203) 349-4160

(Registrant’s telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of January 6, 2005 there were 13,405,373 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

October 2, 2004

PART I.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	October 2, 2004	July 3, 2004
	(unaudited)
ASSETS

Current assets:
Cash	$1,950	$1,220
Accounts receivable, net of allowance of $4,600 and $4,743 at October 2, 2004 and July 2, 2004, respectively	29,329	27,419
Accounts receivable - other	996	592
Prepaid workers’ compensation and auto liability insurance	7,660	6,289
Other prepaid expenses	1,833	2,185
Other current assets	224	317

Total current assets	41,992	38,022

Property and equipment, net	12,092	11,362

Goodwill	42,830	42,830
Deferred financing costs, net	346	235
Other assets	1,311	1,227

Total assets	$98,571	$93,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$25,166	$26,481
Accrued insurance and claims	2,748	3,697
Accrued wages and benefits	2,833	3,738
Accrued legal and claims	2,886	2,926
Due to Related Parties	6,627	3,625
Other accrued liabilities	1,517	2,090
Current portion of long-term debt	31,741	31,008

Total current liabilities	73,518	73,565

Long-term debt less current portion	5,330	5,235
Accrued insurance and claims	7,879	8,400

Shareholders’ equity:
Preferred stock, $0.004 par value, 53,510 shares authorized 45,046 and 32,919 shares issued and outstanding at October 2, 2004 and July 3, 2004, respectively	108,879	91,051
Preferred warrants, 1,042 outstanding at October 2, 2004 and July 3, 2004	7,600	7,600

Common stock, $0.004 par value, 150,000 shares authorized 12,266 and 10,415 shares issued and outstanding at October 2, 2004 and July 2, 2004, respectively	49	42
Subscriptions receivable	(7,550)	(100)
Additional paid-in-capital	120,670	101,120
Accumulated deficit	(217,658)	(193,058)
Foreign currency translation	(146)	(179)

Total shareholders’ equity	11,844	6,476

Total liabilities and shareholders’ equity	$98,571	$93,676

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	October 2, 2004	September 27, 2003
Revenue	$67,913	$76,639
Cost of services	55,052	61,052

Gross profit	12,861	15,587

Operating expenses:
Occupancy	3,442	3,207
Selling, general and administrative	15,034	13,112

Total operating expenses	18,476	16,319

Loss from operations	(5,615)	(732)

Other expense:
Interest expense	(762)	(1,041)
Other	45	—

Net loss	$(6,332)	$(1,773)

Net loss applicable to common shareholders	$(24,600)	$(1,773)

Loss per share applicable to common shareholders:
Basic	$(2.18)	$(0.33)

Diluted	$(2.18)	$(0.33)

Weighted average shares outstanding:
Basic	11,265	5,426

Diluted	11,265	5,426

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 3, 2004	2,807	$24,304	2,000	$13,600	1,517	$8,308	740	$7,802	5,478	$4,087	478	$3,761	16,810	$24,558

Stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non-cash interest expense/bank charges	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(15)	(172)	—	—	—	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	(10)	(8)	—	—	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	—	—	(26)	(259)	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at October 2, 2004	2,807	$24,304	2,000	$13,600	1,517	$8,308	725	$7,630	5,468	$4,079	452	$3,502	16,810	$24,558

	Series J Preferred Stock		Series K Preferred Stock		Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 3, 2004	3,088	$4,631	—	—	1,042	$7,600	10,415	$42	$(100)	$101,120	$(193,058)	$(179)	$6,476

Stock options	—	—	—	—	—	—	—	—	—	60	—	—	60
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	786	—	—	786
Warrant exercises	—	—	—	—	—	—	313	1	—	2	—	—	3
Non-cash interest expense/bank charges	—	—	—		—	—	—	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	395	2	—	171	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	11	—	—	8	—	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	1,132	5	—	254	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	50	—	—	—	50
Subscription receivable—Related Party	—	—	—	—	—	—	—	—	(7,500)	—	—	—	(7,500)
Issuance of Series J Preferred Stock	4,912	7,368	—	—	—	—	—	—	—	—	—	—	7,368
Issuance of Series K Preferred Stock	—	—	7,267	10,900	—	—	—	—	—	—	—	—	10,900
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	7,368	(7,368)	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	10,900	(10,900)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,332)		(6,332)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	33	33

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	$(6,299)

Balance at October 2, 2004	8,000	$11,999	7,267	$10,900	1,042	$7,600	12,266	$49	$(7,550)	$120,669	$(217,658)	$(146)	$11,844

Summary of Preferred Stock Outstanding         45,046

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	October 2, 2004	September 27, 2003
OPERATING ACTIVITIES
Net loss	$(6,332)	$(1,773)
Adjustments to reconcile net income loss to net cash flows (used in) provided by operating activities:
Depreciation	1,044	974
Amortization	53	246
Equity instruments issued in lieu of payment for services received	75	5
Stock option expense	60	60
Non-cash interest expense/bank charges	29	207
Bad debt	428	264
Change in operating assets and liabilities:
Accounts receivable	(2,338)	(1,322)
Other current assets	(1,439)	(422)
Other assets	(84)	(28)
Accounts payable	(1,315)	5,773
Accrued liabilities	481	(2,825)

Cash (used in) provided by operating activities	(9,338)	1,159

INVESTING ACTIVITIES
Capital expenditures	(1,774)	(480)
Other	33	(53)

Cash (used in) investing activities	(1,741)	(533)

FINANCING ACTIVITIES
Borrowings (repayments) under revolving credit agreement, net	1,072	(1,540)
Proceeds from notes payable and long-term debt	—	1,000
Proceeds from issuance of preferred stock, net	10,739	—
Proceeds from issuance of common stock, net	3	—
Stock subscription receivable, net activity	50	—
Issuance costs related to preferred stock	—	(64)
Debt financing costs	(55)	(53)

Cash provided by (used in) financing activities	11,809	(657)

Net increase (decrease) in cash and cash equivalents	730	(31)

Cash and cash equivalents, beginning of period	1,220	1,589

Cash and cash equivalents, end of period	$1,950	$1,558

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

Basis of Presentation – The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 2, 2004, and the results of its operations for the three months ended October 2, 2004 and September 27, 2003, and its cash flows for the three months ended October 2, 2004 and September 27, 2003 have been included, with the exception of fiscal 2004 adjustments, if any, which while posted could not be assigned to any specific quarter as identified in the Company’s fiscal 2004 Form 10-K filed December 23, 2004 as detailed below. The results of operations for the three months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 3, 2004 (filed December 23, 2004), and the footnotes thereto, included in the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission. In connection with the preparation of such consolidated financial statements for the year ended July 3, 2004 certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. If the Company is unable to correct these weaknesses in a timely manner it will represent a risk.

As part of the Company’s fiscal year-end 2004 closing, expenses were identified that may have had a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to access the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal 2004 year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal 2004 results were fairly stated. Therefore, the Company can not definitively ascertain that these adjustments would not have materially impacted the first quarter of fiscal 2004 results, which are reported herein.

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements also include Peritas as the result of FASB Interpretation No. 46, Consolidation of Variable Interest Entities [“FIN No. 46”].

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Reclassifications – Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Comprehensive loss – Comprehensive loss was $(6.3) million and $(1.8) million for the three months ended October 2, 2004 and September 27, 2003, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

New accounting pronouncements – In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Shared-Based Payment replacing SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e. proforma disclosure is no longer an alternative to financial statement recognition). The provisions in SFAS No. 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2006.

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net (loss) per common share:

	Three Months Ended
	October 2, 2004	September 27, 2003
	(Amounts in thousands, except per share data)
Numerator:
Net loss	$(6,332)	$(1,773)
Beneficial conversion feature for Series J Preferred	(7,368)	—
Beneficial conversion feature for Series K Preferred	(10,900)	—

Net loss applicable to common shareholders	$(24,600)	$(1,773)

Denominator:
Weighted average shares	11,265	5,426

Total common equivalents outstanding	11,265	5,426

Net loss per share:
Basic	$(2.18)	$(0.33)

Diluted	$(2.18)	$(0.33)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. In the quarter ended October 2, 2004, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended
	October 2, 2004	September 27, 2003
	(Amounts in thousands)
Stock options	—	—
Common warrants	10,519	6,189
Preferred warrants:
Series C Convertible Preferred	4,497	903
Series D Convertible Preferred	2,887	564
Convertible preferred stock:
Series B Convertible Preferred	22,060	4,580
Series C Convertible Preferred	10,934	2,214
Series D Convertible Preferred	20,433	4,143
Series F Convertible Preferred	19,880	5,901
Series G Convertible Preferred	6,162	1,428
Series H Convertible Preferred	21,599	5,000
Series I Convertible Preferred	228,190	—
Series J Convertible Preferred	77,372	—
Series K Convertible Preferred	32,740	—

	457,273	30,922

Stock Plans and Awards – The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock options.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and to require expanded and more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 123 but rather, follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. As disclosed under New Accounting Pronouncements, the Company will be required under SFAS No. 123(R) to adopt the fair value-based method in the first quarter of fiscal 2006. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended
	October 2, 2004	September 27, 2003
	(In thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(24,600)	$(1,773)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	32	32
Deduct: Stock-based compensation expense determined under fair value method for all awards	12	(275)

Pro forma	$(24,556)	$(2,016)

Basic and diluted loss per common share:
As reported	$(2.18)	$(0.33)

Pro forma	$(2.18)	$(0.37)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	RESTRUCTURING

During fiscal 2004 the Company relocated its headquarters and financial functions to Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. Approximately $123,000 of severance pay liability remains accrued at October 2, 2004.

4.	CONSOLIDATED FINANCIAL INTEREST ENTITY

During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first - a major customer and, subsequently - a growing market demand. This major customer’s desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global, one of the Company’s largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors (“ICs”) to service outsourced customer business endeavors. When in full operation, the Peritas / Velocity arrangement will be one where Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

For the fiscal 2005 quarter ended October 2, 2004 the operations of Peritas have been consolidated. Such operations provided a minimal net income to Velocity of $127,000 on net sales of $344,000.

During the second quarter of fiscal 2005 TH Lee Putnam Ventures, a major investor in and related party to Velocity purchased 100% of Peritas from MCG Global [See footnote 8 SUBSEQUENT EVENTS].

5.	LONG-TERM DEBT

Long-term debt consisted of the following:

	October 2, 2004	July 3, 2004
	(Amounts in thousands)
Revolving note	$29,764	$29,531
Senior subordinated note	5,507	5,468
Other	1,800	1,244

	37,071	36,243
Less current maturities	(31,741)	(31,008)

Total	$5,330	$5,235

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at October 2, 2004), or, at the Company’s election, at LIBOR plus 3.25%. As of October 2, 2004, the Company has 84% of the facility usage under LIBOR contracts at an interest rate of 4.5%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule commencing January 2005 terminating with a final payment at October 31, 2007.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company has been required to maintain the following financial covenants:

•	Capital expenditures may not exceed $2.75 million and $3.0 million, respectively for the fiscal years ending July 3, 2004 and July 2, 2005.

•	EBITDA must exceed $0.75 million, $2.0 million, $2.5 million, and $3.3 million, respectively for the three month period ending January 1, 2005, the six month period ending April 2, 2005, and the six month period ending July 2, 2005, and each six month period thereafter.

•	Interest Coverage ratios must exceed 1.2 to 1, 1.5 to 1, and 2.2 to 1, respectively for the three month period ending January 1, 2005; the six month period ending April 2, 2005; and the nine month period ending July 2, 2005.

On March 31, 2004 and July 1, 2004, the Company entered into the third and fourth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

As of July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit and its senior subordinated debt facilities. Pursuant to the Company’s receipt of $21.0 million of investment capital, on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

(a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

6.	SHAREHOLDERS’ EQUITY

Series J Convertible Preferred Stock – In February 2004, the Company’s Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock (“Series J Preferred”) through a private placement. Pursuant to Stock Purchase Agreements entered into during March, April and July 2004, the Company contracted to issue, upon shareholder approval, 7,999,993 shares of Series J Preferred to investors for $1.50 per share. As part of the Board’s action it approved the option of funding the investment in the Series J Preferred by TH Lee Putnam Ventures in the form of a letter of credit that would later be replaced by a cash investment in a like amount. This transaction was completed between the Company and TH Lee Putnam Ventures, and it affiliates, on July 26, 2004. Since the Company has not received cash as of October 2, 2004, $7.5 million has been reflected in stockholder equity as a Subscription Receivable—Related Party. The issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. TH Lee Putnam Ventures & MCG Global, who control a majority of the shares, have agreed to vote for such approvals. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series J Preferred is $0.15 per common share, and, at the time the stock purchase agreements were entered into, assuming that the Series J Preferred were issued and convertible then, each share of Series J Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $12.0 million, $4.6 million of which was recognized in the fourth quarter of fiscal 2004, and $7.4 million of which was recognized in the first quarter of fiscal 2005, as charges against net income (loss) available to common shareholders in the respective fiscal quarters.

Series K Convertible Preferred Stock – On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. Subsequent to the end of the first quarter, on December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred. Upon completion of the sale of the Series K Preferred in the second fiscal quarter of 2005, the Company will be required to recognize a charge against net income (loss) available to common shareholders of approximately $3.9 million to reflect the beneficial conversion in the Series K Preferred.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of approximately $5.6 million for the first fiscal quarter of 2004; and, had negative working capital of approximately $34.7 million at October 2, 2004.

At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were to be in effect through January 1, 2005; and pursuant to the Company’s receipt of $21.0 million of investment capital [See footnote 8, SUBSEQUENT EVENTS], on December 21, 2004 the Company obtained additional waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediate preceding thirty days is greater than or equal to $1,000,000.

8.	SUBSEQUENT EVENTS

•	New Equity Investments

Series M Convertible Preferred Stock – On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. The Series M Preferred will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company’s shareholders do not approve the transaction, the interest rate will increase to 19% per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes. The Series M Preferred is deemed to contain a beneficial conversion amounting to $21 million which will be recognized at the time of the sale as a charge against net income (loss) available to common shareholders.

Management believes the investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the fiscal year and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company’s ability to service their respective business needs on a continuing basis.

Warrant to Purchase Common Stock –As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company’s lenders in support of the Company’s revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase 9,677,553 shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company will be required to record a charge.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Series L Convertible Preferred Stock –The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all of the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company’s common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred is expected to contain a beneficial conversion amounting to $7.0 million which will be recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

•	Peritas LLC

During November 2004, the Company’s Consolidated Financial Interest Entity was purchased by THLee Putnam Ventures from a third party. The Company will continue, on a forward basis, to enjoy a strategic relationship with Peritas pursuant to customer service and business development. As TH Lee Putnam Ventures is a significant investor in the Company, the business relationship and extent of interactivity will hereafter be disclosed along with related party transactions. The future need to consolidate Peritas as part of the Company’s financial statements will be determined based upon the requirements as set forth in FIN No. 46.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the quarters ended October 2, 2004 and September 27, 2003 are as follows:

	2004	2003
Commercial & office products	38.7%	39.1%
Financial services	28.6%	26.4%
Healthcare	19.1%	21.8%
Transportation & logistics	7.7%	4.7%
Energy	4.5%	4.4%
Technology	1.4%	3.6%

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

During fiscal 2005, the Company plans to continue to invest in automated technologies that will increase their competitive advantage in the market by providing more economical delivery routing, enhance and automated package tracking, and increased productivity from both a frontline delivery and back office perspective. During fiscal 2004, the Company spent over $3 million, in the development and implementation of route management software solutions that are anticipated to have a significant impact on reducing overall delivery cost, and increasing the Company’s ability to better manage their variable operating cost. These initiatives will be fine tuned over the next 12 to 24 months, and are anticipated to be applied across all services offering categories, allowing the Company to become more profitable and price competitive, through optimized route management and delivery density.

Historical Results of Operations

In connection with the preparation of the Company’s consolidated financial statements for the year ended July 3, 2004 certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. If the Company is unable to correct these weaknesses in a timely manner it will represent a risk.

As part of the Company’s year-end closing, expenses were identified which may have a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to access the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

Revenue for the quarter ended October 2, 2004 decreased $8.7 million or 11.4% to $67.9 million from $76.6 million for the quarter ended September 27, 2003. The decrease in revenue for the quarter ended October 2, 2004 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $14.7 million. This decline was offset by revenue growth during the quarter from new customer contracts and expansion within existing customers of approximately $6.0 million.

Cost of services for the quarter ended October 2, 2004 was $55.1 million, a decrease of $6.0 million or 9.8% from $61.1 million for the quarter ended September 27, 2003. The reduction in cost is a result of decreased business volumes, which accounted for a reduction of $7.0 million, offset by cost increases of $1 million, which are primarily increased insurance premiums. As a result, gross margin declined from 20.3% in the prior year quarter to 18.9% for the quarter ended October 2, 2004. The Company has renegotiated new insurance policies which are effective as of January 1, 2005 at significantly lower rates. The Company has also developed systems to more accurately manage driver pay in response to revenue pricing changes allowing the Company to be more responsive to volume changes.

Selling, general and administrative (“SG&A”) expenses for the quarter ended October 2, 2004 were $15.0 million or 22.1% of revenue, an increase of $1.9 million or 14.7% as compared with $13.1 million or 17.1% of revenue for the quarter ended September 27, 2003. The increase in SG&A for the quarter resulted primarily from the Company’s moving its headquarters from Minneapolis to Westport, Connecticut and the costs associated with duplicate financial staffs during the transition.

Occupancy charges for the quarter ended October 2, 2004 was $3.4 million, an increase of $0.2 million or 7.3% from $3.2 million for the quarter ended September 27, 2003.

Interest expense for the quarter ended October 2, 2004 decreased $0.2 million to $0.8 million from $1.0 million for the quarter ended September 27, 2003. Interest expense related to the Company’s borrowings decreased over the same period in the prior year as a result of lower average borrowings.

As a result of the foregoing factors and a beneficial conversion feature of $18.3 million (Series J Preferred—$7.4 million; Series K Preferred—$10.9 million), the net loss applicable to common shareholders, for the quarter ended October 2, 2004 was $24.6 million, compared with a net loss applicable to common shareholders of $1.8 million for the same period in fiscal 2003, a decline of $22.8 million.

Liquidity and Capital Resources

Cash used in operations was $9.3 million for the first quarter of fiscal 2005. Of the $9.3 million of negative cash flow, approximately $4.6 million was as a result of operations and $4.7 used was as a result of working capital changes. Cash used as a result of the increase in accounts receivable was approximately $2.3 million as a result of reduced collections for the period. Accounts payable used approximately $1.3 million as a result of changes in vendor demands for payments. The remaining use of working capital of $1.1 million was due to funding of insurance, legal and other miscellaneous claims.

Cash used as a result of investing activities was $1.7 million for the first quarter of fiscal 2005 and consisted primarily of capital expenditures for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised mainly of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

Cash provided as a result of financing activities amounted to $11.8 million during first quarter of fiscal 2005. The primary source of cash was from issuance of preferred stock, net of subscription receivables which provided $10.8 million. Net borrowings on the revolving credit facility provided $1.1 million.

As of October 2, 2004, the Company had no outstanding purchase commitments for capital improvements.

The Company reported a loss from operations of approximately $5.6 million for the first quarter of fiscal 2005 and has negative working capital of approximately $31.5 million at October 2, 2004.

On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MGC Global, who control a majority of the shares, have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series K

Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders. The Company began selling its Series K Preferred on August 23, 2004 and has not completed the sale of the total authorized Series K Preferred. Upon the sale of any additional shares of Series K Preferred, the Company may again be required to recognize a charge against net income (loss) available to common shareholders to reflect beneficial conversion.

On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock upon approval of the transaction by the Company’s shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. . The Preferred Series M Stock will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company’s shareholders do not approve the transaction, the interest rate will increase to 19%. As part of the transaction, the investors required that the Company’s charter be amended in a number or respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Preferred Series M will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Preferred Series M Stock plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes.

The investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the fiscal year; and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company’s ability to service their respective business needs on a continuing basis.

As part of the above-described Series M private placement, the new investors required that TH Lee Putnam Ventures (“THLPV”) reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001. Due to the pricing of the warrant, the Company expects to take a charge

On December 20, 2004, the Company’s Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock (“Series L Preferred”) through a private placement. The purchaser will be TH Lee Putnam Ventures and its related affiliates. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company will sell, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The consideration for the Series L will consist of cancellation of the Company’s obligation to repay the investor the funds paid by the investor to the Company’s senior lender to support the Company’s revolving credit facility. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company’s common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred is expected to contain a beneficial conversion amounting to $7.0 million which will be recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

During fiscal 2005, the Company intends to aggressively focus its efforts on positive cash flow and continue improved operating performance. These activities include, but are not limited to, implementation of the Company’s routing optimization software, maximization of the effectiveness of the variable cost model, implementation of customer-driven technology solutions, and improved leveraging of the consolidated back office SG&A platform.

The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (5.5% at October 2, 2004), or, at the Company’s election, at LIBOR plus 3.25%. As of October 2, 2004, the Company has 84% of the facility usage under LIBOR contracts at an interest rate of 4.5%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule commencing January 2005 terminating with a final payment at October 31, 2007.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain the following financial covenants:

•	Capital expenditures may not exceed $2.75 million and $3.0 million, respectively for the fiscal years ending July 3, 2004 and July 2, 2005.

•	EBITDA must exceed $0.75 million, $2.0 million, $2.5 million, and $3.3 million, respectively for the three month period ending January 1, 2005, the six month period ending April 2, 2005, and the six month period ending July 2, 2005, and each six month period thereafter.

•	Interest Coverage ratios must exceed 1.2 to 1, 1.5 to 1, and 2.2 to 1, respectively for the three month period ending January 1, 2005; the six month period ending April 2, 2005; and the nine month period ending July 2, 2005.

At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2005; and pursuant to the Company’s December 2004 receipt of $21.0 million of investment capital, the Company has finalized the extensions of the waivers for an additional two years.

On March 31, 2004 and July 1, 2004, the Company entered into the third and fourth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

In connection with amending and restating the revolving credit facility and obtaining the senior subordinated note, the Company was required to obtain an additional $25.2 million of investment capital. As part of this equity raise, the Company borrowed $1.0 million during the first quarter of fiscal 2004 from an individual investor with an agreement to repay the principal and interest within 90 days. During the second quarter, the indebtedness to the individual investor plus the interest thereon as well as $0.1 million of other borrowings were converted to Series I Convertible Preferred Stock

The company is continuing to pursue operational efficiencies through conversion of employee drivers to independent contractors, will reduce its back office workforce, and is pursuing savings in other areas.

Risk Factors

Customer Contractual Commitments

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

Claims Exposure

As of October 2, 2004, the Company utilized the services of approximately 4,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $15 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

Certain Tax Matters Related to Drivers

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

Local Delivery Industry; General Economic Conditions

The Company’s sales and earnings are especially sensitive to events that affect the delivery services industry including extreme weather conditions, economic factors affecting the Company’s significant customers and shortages of or disputes with labor, any of which could result in the Company’s inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, downturns in the level of general economic activity and employment in the U.S. or Canada may negatively impact demand for the Company’s services.

Permits and Licensing

Although certain aspects of the transportation industry have been significantly deregulated, the Company’s delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Failure by the Company to maintain required certificates, permits or licenses or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of the Company’s authority to conduct certain of its operations.

Dependence on Key Personnel

The Company’s success is largely dependent on the skills, experience and performance of certain key members of its management. The loss of the services of any of these key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future success and plans for growth also depend on its ability to attract and retain skilled personnel in all areas of its business. There is strong competition for skilled personnel in the same-day delivery and logistics businesses.

Dependence on Availability of Qualified Delivery Personnel

The Company is dependent upon its ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is generally relatively low and the competition for owner-operators and other employees is intense. The Company must continually evaluate and upgrade its pool of available owner-operators to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified delivery personnel could have a material adverse impact on the Company’s business, financial condition and results of operations.

Volatility of Stock Price

Prices for the Company’s common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the common stock, investor perception of the Company and general economic and market conditions. Variations in the Company’s operating results, general trends in the industry and other factors could cause the market price of the common stock to fluctuate significantly. In addition, general trends and developments in the industry, government regulation and other factors could have a significant impact on the price of the common stock. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of the common stock could be affected by such fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $29.8 million at October 2, 2004. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $298,000.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (the “Certifying Officers”), the Company carried out an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined in the Securities Exchange Act of 1934, as amended (the “Act”) Rules 13a-15(e) and 15d-15(e) to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure).

As we reported in our Form 10-K for the fiscal year ended July 3, 2004 (filed December 23, 2004), in connection with the audit of our financial statements for that year, we identified significant deficiencies which represented a material weakness, caused by the Company’s relocation of its Finance function during the 4th fiscal quarter of that year; and related to inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions, Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. As we reported this material weakness in our Form 10-K under “ITEM 9A.Controls and Procedures” filed December 23, 2004, such material weakness and associated ineffectiveness also existed at October 2, 2004.

(b) Changes in internal controls over financial reporting

As described in section (b) above, on December 23, 2004 we reported a material weakness as of July 3, 2004. The Company has taken steps to attempt to improve its internal controls and its control environment. The Company has appointed a new Chief Financial Officer to provide oversight of the monthly financial closing, data analysis, account reconciliation and cutoff, and is restructuring its Finance organization to address the defined weaknesses and implement appropriate accounting & documentation standards, staff training and mentoring, period cutoff and supervisory review, and timeliness of reporting. The Company believes that the corrective steps described herein will enable management to conclude that the internal controls over its financial reporting are effective when they are fully implemented The Company will continue its efforts to identify, assess and correct any additional weaknesses in internal control.

PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to litigation and has claims asserted against it incidental to its business. Most of such claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. The Company carries workers’ compensation insurance and auto liability coverage for its employees. The Company and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of the Company. The Company vigorously defends against all of the foregoing claims.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Series J Convertible Preferred Stock – In February 2004, the Company’s Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock (“Series J Preferred”) through a private placement. Pursuant to Stock Purchase Agreements entered into during March, April and July 2004, the

Company contracted to issue, upon shareholder approval, 7,999,993 shares of Series J Preferred to investors for $1.50 per share for net proceeds of $12.0 million. As part of the Board’s action it approved the option of funding the investment in the Series J Preferred by TH Lee Putnam Ventures in the form of a letter of credit that would later be replaced by a cash investment in a like amount. This transaction was completed between the Company and TH Lee Putnam Ventures, and it affiliates, on July 26, 2004. The issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. TH Lee Putnam Ventures & MCG Global, who control a majority of the shares, have agreed to vote for such approvals. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series J Preferred is $0.15 per common share, and, at the time the stock purchase agreements were entered into, assuming that the Series J Preferred were issued and convertible then, each share of Series J Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $12.0 million, $4.6 million of which was recognized in the fourth quarter of fiscal 2004, and $7.4 million of which was recognized in the first quarter of fiscal 2005, as charges against net income (loss) available to common shareholders in the respective fiscal quarters.

Series K Convertible Preferred Stock – On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. Subsequent to the end of the first quarter, on December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred. Upon completion of the sale of the Series K Preferred in the second fiscal quarter of 2005, the Company will be required to recognize a charge against net income (loss) available to common shareholders of approximately $3.9 million to reflect the beneficial conversion in the Series K Preferred.

Series L Convertible Preferred Stock – On December 20, 2004, the Company’s Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock (“Series L Preferred”) through a private placement to TH Lee Putnam Ventures and its related affiliates. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company will sell, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The consideration for the Series L will consist of cancellation of the Company’s obligation to repay the investor the funds paid by the investor to the Company’s senior lender to support the Company’s revolving credit facility. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all of the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company’s common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred is expected to contain a beneficial conversion amounting to $7.0 million which will be recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders

Series M Convertible Preferred Stock – On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. The Series M Preferred will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company’s shareholders do not approve the transaction, the interest rate will increase to 19% per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes.

The investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the fiscal year and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company’s ability to service their respective business needs on a continuing basis.

Warrant to Purchase Common Stock – As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company’s lenders in support of the Company’s revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase 9,677,553 shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company will be required to record a charge.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 2, 2004, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated debt facility. However, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2005; and pursuant to the Company’s receipt of $21.0 million of investment capital [See footnote 8 SUBSEQUENT EVENTS], on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Westport, State of Connecticut on January 14, 2005.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Daniel R. DeFazio
DANIEL R. DEFAZIO
Chief Financial Officer