Form 10-K/A
period 2004-07-03
VELOCITY EXPRESS CORP
filed 2005-01-31
CIK 1002902

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                               -----------------

                                  FORM 10-K/A
                                Amendment No. 2

                               -----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 3, 2004

                          Commission File No. 0-28452

                               -----------------

                         VELOCITY EXPRESS CORPORATION
            (Exact name of registrant as specified in its charter)

                               -----------------

         Delaware                  0-28452                  87-0355929
     (State or other       (Commission File Number)       (IRS Employer
       jurisdiction                                    Identification No.)
    of incorporation)

    One Morningside Drive North, Bldg. B, Suite 300 Westport, CT   06880
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

                               EXPLANATORY NOTE

   Velocity Express Corporation is filing this Amendment No. 2 to its Form 10-K for the year ended July 3, 2004, which was originally filed on December 23, 2004 (the "Original 10-K") and later amended by its Form 10-K/A Amendment No. 1, filed on January 7, 2005, to amend its Item 11 "Executive Compensation" disclosure to revise the "Option Grants in Last Fiscal Year" table and to conform certain disclosures regarding our Chief Executive Officer's compensation to similar disclosures contained in the Company's proxy statement. This Amendment No. 2 amends and restates in their entirety Items 11 of Part III and Item 15 of Part IV of the Original 10-K, as amended. This Amendment No. 2 continues to represent the state of the Company as of the filing date of the Original 10-K, and is not updated to reflect any events that occurred at a later date. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Original 10-K.

                               TABLE OF CONTENTS

PART III......................................................................  1

   ITEM 11. Executive Compensation............................................  1

PART IV.......................................................................  8

   ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  8

SIGNATURES....................................................................  9

FINANCIAL STATEMENT SCHEDULES................................................. 10

EXHIBIT INDEX................................................................. 11

                                   PART III.

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

                          SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                      Long-Term
                                                                    Compensation
                                       Annual Compensation             Awards
                                  ----------------------------- ---------------------
                                                                Restricted Securities
                                                 Other Annual     Stock    Underlying
  Name and Principal Position     Year  Salary  Compensation(2) Awards(3)  Options(4)
  ---------------------------     ---- -------- --------------- ---------- ----------
Vincent A. Wasik(1).............. 2004 $510,000     $13,965       $   --          --
   Chief Executive Officer        2003       --          --        6,480          --
                                  2002       --          --           --      12,500
Jeffry J. Parell................. 2004   81,490         405           --          --
   Chief Executive Officer        2003  346,827       4,925           --          --
                                  2002  334,556       6,828           --     140,000
Andrew B. Kronick................ 2004  253,077          --           --     365,764
   Senior Vice President, Sales   2003  195,923       3,245           --          --
                                  2002  103,846       3,821           --      10,000
Wesley C. Fredenburg............. 2004  237,981          --           --     365,764
   General Counsel                2003  216,346          --           --          --
   and Secretary                  2002  221,397       8,000           --      50,000
Jeffrey Hendrickson.............. 2004  161,538          --           --   1,097,294
   President and Chief Operating  2003       --          --           --          --
   Officer of Velocity Express    2002       --          --           --          --
Robert B. Lewis.................. 2004  138,462          --           --   1,097,294
   Chief Financial Officer        2003       --          --           --          --
                                  2002       --          --           --          --

--------
(1)Mr. Wasik serves as the Company's Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC ("MCG"). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG.

(2)For 2004, includes health insurance premiums for Mr. Wasik and vehicle allowance for Mr. Parell. For 2003, represents vehicle allowance for Messrs. Parell and Kronick. In 2002, includes $6,209 for vehicle allowance and $619 for premiums on a term life insurance policy for Mr. Parell, a retention payment for Mr. Fredenburg agreed to upon the Company hiring Mr. Fredenburg in December 2000 as set forth in his employment contract, and vehicle allowance for Mr. Kronick.

(3)For 2003 includes 9,000 shares of restricted stock granted to Mr. Wasik on February 21, 2003 for his service on the Board of Directors. The stock vested one year from the date of grant. On July 3, 2004, the aggregate value of the restricted stock holdings was $4,050.

(4)In 2004, represents the number of shares of common stock underlying warrants granted. 333,333 warrants were granted to each of Messrs. Kronick and Fredenburg. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable after shareholder approval of the issuance of the warrants. 1,000,000 warrants were granted to both Messrs. Hendrickson and Lewis in connection with their offers of employment with the Company. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, each warrant is exercisable into 1.097 shares of common stock. In 2002, represents stock options granted with exercise prices equal to or not less than fair market value on the date of grant. In 2002, 5,000 options granted to Mr. Parell and 5,000 options granted to Mr. Fredenburg were granted outside the Company's 1995 or 2000 Stock Option Plans. No SARs were granted in any of years presented.

   The following table sets forth information with respect to stock options and warrants granted to the Named Executive Officers in fiscal 2004:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realized Value
                        Number of  % of Total                                 at Assumed Annual Rates
                        Securities  Options             Market                     of Stock Price
                        Underlying Granted to          Price on               Appreciation for Option
                         Options   Employees  Exercise Date of                        Term (1)
                         Granted   in Fiscal   Price    Grant   Expiration ------------------------------
         Name              (#)        Year     ($/Sh)   ($/Sh)     Date      5% ($)    10% ($)    0% ($)
         ----           ---------- ---------- -------- -------- ---------- ---------- ---------- --------
Vincent A. Wasik.......        --      0.0%      N/A      N/A         N/A  $       -- $       -- $     --
Jeffry J. Parell.......        --      0.0%      N/A      N/A         N/A          --         --       --
Andrew B. Kronick(2)...   365,764      9.5%    $0.01    $0.85   2/12/2011     433,809    602,197  307,242
Wesley C. Fredenburg(3)   365,764      9.5%    $0.01    $0.85   2/12/2011     433,809    602,197  307,242
Jeffrey Hendrickson(4). 1,097,294     28.6%    $0.01    $0.85   2/12/2011   1,301,429  1,806,595  921,727
Robert B. Lewis(5)..... 1,097,294     28.6%    $0.01    $0.85   2/12/2011   1,301,429  1,806,595  921,727

--------
(1)Potential realizable value is based on the assumption that the price of the common stock appreciates at the rates shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

(2)In February 2004, Mr. Kronick was granted warrants to purchase 333,333 shares of common stock. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable after shareholder approval of the issuance of the warrants. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 365,764 shares of common stock.

(3)In February 2004, Mr. Fredenburg was granted warrants to purchase 333,333 shares of common stock. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable after shareholder approval of the issuance of the warrants. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 365,764 shares of common stock.

(4)In February 2004, Mr. Hendrickson was granted warrants to purchase 1,000,000 shares of common stock in connection with his offer of employment with the Company. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 1,097,294 shares of common stock.

(5)In February 2004, Mr. Lewis was granted warrants to purchase 1,000,000 shares of common stock in connection with his offer of employment with the Company. The warrants have an exercise price of $0.01 per share, a term of seven years and are immediately exercisable. The warrants provide for additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 3, 2004, the warrants were exercisable into 1,097,294 shares of common stock.

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

   Effective May 2004, directors and committee members are granted, on an annual basis, shares of restricted stock as compensation for board and committee service. The shares will vest one year from the date of grant of the restricted stock. The number of shares of restricted stock is to be determined by dividing the amount of compensation by the closing price of the Company's common stock on the date of grant according to the following compensation schedule. Directors are awarded $25,000, and the Chairman of the Board is granted an additional $12,500. Audit Committee members are granted $25,000. Executive and Compensation Committee members are granted $15,000, and Technology Committee members are granted $3,000. Effective October 23, 2004, Nominating Committee members are granted an additional $15,000. The chairperson of each committee receives an additional $6,000.

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

   The Company's Board of Directors appointed Mr. Wasik as the Company's Chief Executive Officer on July 28, 2003, with the understanding that the Company and MCG Global, LLC ("MCG") would enter into a Contractor Services Agreement for Mr. Wasik's services as the Chief Executive Officer of the Company. On October 20, 2004, the Company and MCG entered into a Contractor Services Agreement, effective as of July 28, 2003 (the "Service Agreement"). Mr. Wasik is an owner and principal of MCG and was a stockholder and Chairman of the Board of the Company at the time this Services Agreement was authorized and entered into. Upon the resignation of the Company's Chief Financial Officer on October 14, 2004, Mr. Wasik was appointed by the Company's Board of Directors to serve as the Company's interim Chief Financial Officer until a permanent Chief Financial Officer is appointed. Mr. Wasik has agreed to serve as the Company's interim Chief Financial Officer for no additional remuneration.

   The Service Agreement sets forth the rights and duties of both the Company and Mr. Wasik and directs the Company's Compensation Committee to establish, on an annual basis, Mr. Wasik's compensation level and eligibility for salary increases, bonuses, benefits and grants of equity. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, the Company has agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to the Company, other than as a result of gross negligence or willful misconduct. The Company also agreed to cause MCG and Mr. Wasik to be named as additional insured parties under its Directors and Officers Liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon the Company to pay severance in the event the agreement is terminated by the Company. In fiscal 2004, the Company recorded compensation expense of $510,000 to Mr. Wasik through MCG for these services.

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

   Compensation of Chief Executive Officer. The Company had two Chief Executive Officers during the fiscal year ended July 3, 2004. Mr. Parell was the Company's Chief Executive Officer until his resignation, effective July 28, 2003. Thereafter, The Company's Board of Directors appointed Mr. Wasik as the Company's Chief Executive Officer on July 28, 2003. The compensation committee approved the compensation of Vincent Wasik for fiscal 2004 and subsequently entered into a Contractor Services Agreement with MCG Global, LLC for the services of Mr. Wasik as Chief Executive Officer of the Company. Mr. Wasik is an owner and principal of MCG Global, LLC. Compensation in fiscal 2004 under the agreement amounted to $510,000. Mr. Parell's annual compensation rate for fiscal 2004 was $375,000; however, he resigned his position with the Company effective July 28, 2003. The compensation committee determined the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers. In determining the base salary for both Mr. Wasik and Mr. Parell, the Committee evaluated his performance by considering the Company's financial and operating performance for fiscal 2004 as well as the leadership of Mr. Parell and Mr. Wasik, their ability to foster and maintain a strong, positive and high-integrity culture, and their continued ability to develop and implement strategies to enhance stockholder value over the long term. The Committee also considered the personal performance of both Mr. Parell and Mr. Wasik in a number of additional areas, including growth, innovation, productivity improvement, new ventures, organizational development, diversity and customer and stockholder relations.

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

                                   PART IV.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on January 28, 2005.

                                              Velocity Express Corporation

                                              By      /s/  VINCENT A. WASIK
                                                  -----------------------------
                                                        Vincent A. Wasik
                                                    Chairman of the Board and
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
          ---------                        -----                    ----

    /s/  VINCENT A. WASIK      Chairman of the Board          January 28, 2004
-----------------------------    and Chief Executive Officer
      Vincent A. Wasik           (Principal Executive
                                 Officer)

   /s/  DANIEL R. DEFAZIO      Chief Financial                January 28, 2004
-----------------------------    Officer (Principal
      Daniel R. DeFazio          Accounting and Financial
                                 Officer)

              *                Director                       January 28, 2004
-----------------------------
         James Brown

              *                Director                       January 28, 2004
-----------------------------
        Douglas Hsieh

              *                Director                       January 28, 2004
-----------------------------
         Alex Paluch

              *                Director                       January 28, 2004
-----------------------------
      Richard A. Kassar

              *                Director                       January 28, 2004
-----------------------------
       Leslie E. Grodd

              *                Director                       January 28, 2004
-----------------------------
       John J. Perkins

*By: /s/  WESLEY C. FREDENBURG
     -------------------------
       Wesley C. Fredenburg,
         Attorney-in-Fact

                         FINANCIAL STATEMENT SCHEDULES

                 VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                Schedule II--Valuation and Qualifying Accounts
                       Fiscal Years 2004, 2003 and 2002
                            (Amounts in thousands)

Column A                        Column B       Column C       Column D     Column E
--------                      ------------ ---------------- ------------- ----------
                                              Additions
                               Balance at  charged to cost,               Balance at
                              Beginning of    expenses,                     End of
Description                      Period        revenues     Deductions(1)   Period
-----------                   ------------ ---------------- ------------- ----------
Accounts receivable reserves:
2004.........................    $2,300        $12,491         $10,048      $4,743
2003.........................     2,250          6,665           6,615       2,300
2002.........................     1,160          3,165           2,075       2,250

--------
(1)write-off of accounts receivable determined to be uncollectible.

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

  3.5   Bylaws of Velocity Express Corporation (incorporated by reference to the Company's Form 8-K, filed January 9, 2002).

  4.1   Specimen form of the Company's Common Stock certificate (incorporated by reference to the
        Company's Statement on Form SB-2, File No. 333-01652C).

  4.2   Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company's Form 8-K filed April 5, 2002).

Exhibit
Number  Description
------- -----------
   4.3  Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company's Form 10-K filed September 27, 2002).

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

Exhibit
Number  Description
------- -----------
 10.13  Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the
        Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P.,
        THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company's
        Current Report on Form 8-K, filed January 9, 2001).

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

Exhibit
Number  Description
------- -----------
 10.26  Form of Common Stock Warrant issued in connection with the Company's Series H Convertible
        Preferred Stock financing (incorporated by reference to the Company's Form 10-Q filed February 18,
        2003).

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

 31.1*  Section 302 Certification of CEO

 31.2*  Section 302 Certification of CFO

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

--------
*Filed herewith