Form 10-Q
period 2005-01-01
VELOCITY EXPRESS CORP
filed 2005-02-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

As of February 4, 2005 there were 13,405,373 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

January 1, 2005

PART I.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	January 1, 2005	July 3, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$18,622	$1,220
Accounts receivable, net of allowance of $4,874 and $4,743 at January 1, 2005 and July 3, 2004, respectively	25,219	27,419
Accounts receivable - other	975	592
Prepaid workers’ compensation and auto liability insurance	4,934	6,289
Other prepaid expenses	1,793	2,185
Other current assets (including deferred financing costs)	3,036	317

Total current assets	54,579	38,022

Property and equipment, net	11,793	11,362
Goodwill	42,830	42,830
Deferred financing costs, net	1,429	235
Other assets	1,502	1,227

Total assets	$112,133	$93,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,735	$26,481
Accrued insurance and claims	2,216	3,697
Accrued wages and benefits	2,880	3,738
Accrued legal and claims	3,060	2,926
Due to related parties	3,509	3,625
Other accrued liabilities	883	2,090
Current portion of long-term debt	51,752	31,008

Total current liabilities	86,035	73,565

Long-term debt less current portion	5,835	5,235
Accrued insurance and claims	6,585	8,400

Shareholders’ equity:
Preferred stock, $0.004 par value, 67,777 shares authorized 54,521 and 32,919 shares issued and outstanding at January 1, 2005 and July 3, 2004, respectively	119,582	91,051
Preferred warrants, 1,042 outstanding at January 1, 2005 and July 3, 2004	7,600	7,600

Common stock, $0.004 par value, 150,000 shares authorized 13,405 and 10,415 shares issued and outstanding at January 1, 2005 and July 3, 2004, respectively	54	42
Subscriptions receivable (including related party of $7,500 at January 1, 2005)	(7,546)	(100)
Additional paid-in-capital	131,756	101,120
Accumulated deficit	(237,746)	(193,058)
Foreign currency translation	(22)	(179)

Total shareholders’ equity	13,678	6,476

Total liabilities and shareholders’ equity	$112,133	$93,676

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
Revenue	$65,511	$71,270	$133,424	$147,909
Cost of services	54,014	57,809	109,066	118,861

Gross profit	11,497	13,461	24,358	29,048

Operating expenses:
Occupancy	3,629	3,317	7,071	6,524
Selling, general and administrative	16,622	18,605	31,656	31,717

Total operating expenses	20,251	21,922	38,727	38,241

Loss from operations	(8,754)	(8,461)	(14,369)	(9,193)

Other expense:
Interest expense	(597)	(1,201)	(1,359)	(2,242)
Other	140	—	185	—

Net loss	$(9,211)	$(9,662)	$(15,543)	$(11,435)

Net loss applicable to common shareholders	$(20,088)	$(34,877)	$(44,688)	$(36,650)

Net loss per share applicable to common shareholders:
Basic	$(1.51)	$(6.38)	$(3.64)	$(6.73)

Diluted	$(1.51)	$(6.38)	$(3.64)	$(6.73)

Weighted average shares outstanding:
Basic	13,267	5,467	12,260	5,447

Diluted	13,267	5,467	12,260	5,447

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 3, 2004	2,807	$24,304	2,000	$13,600	1,517	$8,308	740	$7,802	5,478	$4,087	478	$3,761	16,810	$24,558
Stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(25)	(273)	—	—	—	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	(110)	(82)	—	—	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	—	—	(26)	(259)	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at January 1, 2005	2,807	$24,304	2,000	$13,600	1,517	$8,308	715	$7,529	5,368	$4,005	452	$3,502	16,810	$24,558

	Series J Preferred Stock		Series K Preferred Stock		Series L Preferred Stock		Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 3, 2004	3,088	$4,631	—	—	—	—	1,042	$7,600	10,415	$42	$(100)	$101,120	$(193,058)	$(179)	$6,476
Stock options	—	—	—	—	—	—	—	—	—	—	—	92	—	—	92
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	786	—	—	786
Warrant exercises	—	—	—	—	—	—	—	—	1,094	4	—	7	—	—	11
Offering costs	—	—	—		—		—	—	—	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	—	—	640	3	—	270	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	124	0	—	82	—	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	1,132	5	—	254	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	54	—	—	—	54
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	(7,500)	—	—	—	(7,500)
Issuance of Series J Preferred Stock	4,912	7,368	—	—	—	—	—	—	—	—	—	—	—	—	7,368
Issuance of Series K Preferred Stock	—	—	9,852	14,777	—	—	—	—	—	—	—	—	—	—	14,777
Issuance of Series L Preferred Stock	—	—	—	—	7,000	7,000	—	—	—	—	—	—	—	—	7,000
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	7,368	(7,368)	—	—
Beneficial conversion of Series K Preferred Stock	— —	—	—	—	—	—	—	—	—	—	—	14,777	(14,777)	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	7,000	(7,000)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,543)	—	(15,543)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	157	157

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$(15,386)

Balance at January 1, 2005	8,000	$11,999	9,852	$14,777	7,000	$7,000	1,042	$7,600	13,405	$54	$(7,546)	$131,756	$(237,969)	$(22)	$13,678

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	January 1, 2005	December 27, 2003
OPERATING ACTIVITIES
Net loss	$(15,543)	$(11,435)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation	2,125	1,921
Amortization	280	698
Equity instruments issued in lieu of payment for services received	757	801
Stock option expense	92	120
Non-cash interest expense/bank charges	29	663
Provision for bad debts	830	3,718
Other	—	(1)
Change in operating assets and liabilities:
Accounts receivable	1,370	95
Other current assets	(2,773)	16
Other assets	(275)	(59)
Accounts payable	(4,746)	1,091
Accrued liabilities	(3,743)	(4,378)

Cash used in operating activities	(21,597)	(6,750)

INVESTING ACTIVITIES
Proceeds from sale of assets	6	—
Capital expenditures	(2,563)	(1,194)
Other	157	(82)

Cash used in investing activities	(2,400)	(1,276)

FINANCING ACTIVITIES
Repayments under revolving credit agreement, net	(1,256)	(16,223)
Proceeds from bridge loan	—	1,000
Proceeds from notes payable and long-term debt	21,000	6,000
Payments on notes payable and long-term debt	—	(5,000)
Proceeds from issuance of preferred stock, net	21,645	22,730
Proceeds from issuance of common stock, net	11	—
Stock subscription receivable, net	54	—
Issuance costs related to preferred stock	—	(494)
Debt financing costs	(55)	(772)

Cash provided by financing activities	41,399	7,241

Net increase (decrease) in cash and cash equivalents	17,402	(785)

Cash and cash equivalents, beginning of period	1,220	1,589

Cash and cash equivalents, end of period	$18,622	$804

See notes to consolidated financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the “Company,” pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 1, 2005, and the results of its operations for the six months ended January 1, 2005 and December 27, 2003, and its cash flows for the six months ended January 1, 2005 and December 27, 2003 have been included, with the exception of fiscal 2004 adjustments, which while posted could not be assigned to any specific quarter as identified in the Company’s fiscal 2004 Form 10-K filed December 23, 2004 as detailed below. The results of operations for the six months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 3, 2004 (filed December 23, 2004), and the footnotes thereto, included in the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission. In connection with the preparation of such consolidated financial statements for the year ended July 3, 2004 certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. If the Company is unable to correct these weaknesses, these weaknesses represent a risk to the Company.

As part of the Company’s fiscal year-end 2004 closing, expenses were identified that may have had a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal 2004 year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections for the underlying weaknesses have been identified, and annual fiscal 2004 results were fairly stated. Therefore, the Company can not definitively ascertain that these adjustments would not have materially impacted the first two quarters of fiscal 2004 results, which are reported herein.

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

Comprehensive loss – Comprehensive loss was $15.6 million and $11.8 million for the six months ended January 1, 2005 and December 27, 2003, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

New accounting pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2006.

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
	(Amounts in thousands, except per share data)
Numerator:
Net loss	$(9,211)	$(9,662)	$(15,543)	$(11,435)
Beneficial conversion feature for Series I Preferred	—	(25,215)	—	(25,215)
Beneficial conversion feature for Series J Preferred	—	—	(7,368)	—
Beneficial conversion feature for Series K Preferred	(3,877)	—	(14,777)	—
Beneficial conversion feature for Series L Preferred	(7,000)	—	(7,000)	—

Net loss applicable to common shareholders	$(20,088)	$(34,877)	$(44,688)	$(36,650)

Denominator:
Weighted average shares	13,267	5,467	12,260	5,447

Total common equivalents outstanding	13,267	5,467	12,260	5,447

Net loss per share:
Basic	$(1.51)	$(6.38)	$(3.64)	$(6.73)

Diluted	$(1.51)	$(6.38)	$(3.64)	$(6.73)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
	(Amounts in thousands)
Common warrants	11,259	6,182	10,921	6,184
Preferred warrants:
Series C Convertible Preferred	4,912	3,292	4,919	3,293
Series D Convertible Preferred	3,158	2,107	3,160	2,107
Convertible preferred stock:
Series B Convertible Preferred	24,120	16,193	24,120	16,193
Series C Convertible Preferred	11,961	8,007	11,961	8,007
Series D Convertible Preferred	22,353	14,963	22,353	14,963
Series F Convertible Preferred	21,299	18,409	21,506	18,444
Series G Convertible Preferred	6,614	4,865	6,672	4,865
Series H Convertible Preferred	22,835	17,042	23,215	17,042
Series I Convertible Preferred	249,160	80,615	249,160	40,307
Series J Convertible Preferred	97,561	—	91,052	—
Series K Convertible Preferred	81,860	—	58,545	—
Series L Convertible Preferred	9,231	—	4,615	—

	566,323	171,675	532,199	131,405

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

	Three Months Ended		Six Months Ended
	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003
	(Amounts in thousands, except per share data)
Net loss applicable to common shareholders, as reported	$(20,088)	$(34,877)	$(44,688)	$(36,650)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	32	32	64	64
Deduct: Stock-based compensation expense determined under fair value method for all awards	(72)	(91)	(60)	(366)

Pro forma	$(20,128)	$(34,936)	$(44,684)	$(36,952)

Basic and diluted loss per common share:
As reported	$(1.51)	$(6.38)	$(3.64)	$(6.73)

Pro forma	$(1.52)	$(6.39)	$(3.64)	$(6.78)

3. RESTRUCTURING

During fiscal 2004 the Company relocated its headquarters and financial functions to Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. Approximately $43,000 of severance pay liability remains accrued at January 1, 2005.

4. CONSOLIDATED FINANCIAL INTEREST ENTITY

During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first, a major customer and, subsequently, a growing market demand. This major customer’s desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global, one of the Company’s largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors (“ICs”) to service outsourced customer business endeavors. Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

For the six months ended January 1, 2005 the operations of Peritas have been consolidated. Such operations provided net income to Velocity of $133,000 on rental fees of $860,000.

During November 2004 TH Lee Putnam Ventures, a major investor in and related party to Velocity purchased 100% of Peritas from MCG Global. Due to Velocity still having a significant financial interest in Peritas, it is being consolidatd. The Company will continue, on a forward basis, to enjoy a strategic relationship with Peritas pursuant to customer service and business development. As TH Lee Putnam Ventures is a significant investor in the Company, the business relationship and extent of interactivity will hereafter be disclosed along with related party transactions. The future need to consolidate Peritas as part of the Company’s financial statements will be determined based upon the requirements as set forth in FIN No. 46.

5. LONG-TERM DEBT

Long-term debt consisted of the following:

	January 1, 2005	July 3, 2004
	(Amounts in thousands)
Revolving note	$28,275	$29,531
Senior subordinated note	5,547	5,468
Series M Preferred Shares Purchase Notes [See footnote 6, Shareholders’ Equity]	21,000	—
Other	2,765	1,244

	57,587	36,243
Less current maturities	(51,752)	(31,008)

Total	$5,835	$5,235

The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (6.5% at January 1, 2005), or, at the Company’s election, at LIBOR plus 3.25%. As of January 1, 2005, the Company has 35% of the facility usage under LIBOR contracts at an interest rate of 5.75%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company’s account receivables have been pledged to secure borrowings under the revolving note. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 14% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule, subject to approval by the primary lender, commencing January 2005 terminating with a final payment at October 31, 2007. To date the primary lender has not provided approval.

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

On March 31, 2004, July 1, 2004 and December 21, 2004, the Company entered into the third, fourth and fifth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

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

6. SHAREHOLDERS’ EQUITY

Series J Convertible Preferred Stock – In February 2004, the Company’s Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock (“Series J Preferred”) through a private placement. Pursuant to Stock Purchase Agreements entered into during March, April and July 2004, the Company contracted to issue, upon shareholder approval, 7,999,993 shares of Series J Preferred to investors for $1.50 per share. As part of the Board’s action it approved the option of funding the investment in the Series J Preferred by TH Lee Putnam Ventures in the form of a letter of credit that would later be replaced by a cash investment in a like amount. This transaction was completed between the Company and TH Lee Putnam Ventures, and it affiliates, on July 26, 2004. Since the Company has not received cash as of January 1, 2005, $7.5 million has been reflected in stockholder equity as a Subscriptions Receivable. The issuance of the Series J Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. TH Lee Putnam Ventures & MCG Global, who control a majority of the shares, have agreed to vote for such approvals. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series J Preferred is $0.15 per common share, and, at the time the stock purchase agreements were entered into, assuming that the Series J Preferred were issued and convertible then, each share of Series J Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series J Preferred is convertible are subject to adjustment in order to prevent dilution. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $12.0 million, $4.6 million of which was recognized in the fourth quarter of fiscal 2004, and $7.4 million of which was recognized in the first quarter of fiscal 2005, as charges against net income (loss) available to common shareholders in the respective fiscal quarters.

Series K Convertible Preferred Stock – On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred and at that time recognized an additional charge against net income (loss) available to common shareholders of $3.9 million to reflect the beneficial conversion.

Series L Convertible Preferred Stock –The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all of the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred was convertible into ten shares of the Company’s common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred contained a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

Series M Convertible Preferred Stock – On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. The Series M Preferred will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company’s shareholders do not approve the transaction, the interest rate will increase to 19% per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes. The Series M Preferred is deemed to contain a beneficial conversion amounting to $21.0 million which will be recognized as a charge against net income (loss) available to common shareholders at the time that the notes convert to equity. Such amounts have been reflected in the 2nd quarter fiscal quarter financial statements as debt as the transaction is pending formal shareholder approval at the shareholders’ meeting scheduled for February 14, 2005 in Connecticut.

Under the Purchase Agreement, the Company may also sell up to an additional $2.0 million in principal amount of the Notes (“Additional Notes”) under the terms of the Purchase Agreement for up to 30 days after December 21, 2004 (“Additional Note Sale Period”). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1.9 million in principal amount of the Additional Notes on January 31, 2005 in a private placement to certain holders of its Preferred Stock. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering. Subsequent to such approval, if voted, the amounts of the total Series M Preferred investment less related costs, approximately $23 million and $2 million, respectively, will be classified on the Company’s balance sheet as components of shareholders’ equity.

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

Warrant to Purchase Common Stock –As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company’s lenders in support of the Company’s revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase 9,677,553 shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company recorded $2.3 million as a deferred financing cost.

7. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of approximately $14.4 million for the six months ended January 1, 2005; and, had negative working capital of approximately $31.5 million at January 1, 2005.

At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were to be in effect through January 1, 2005; and pursuant to the Company’s receipt of $21.0 million of investment capital [See footnote 6, STOCKHOLDERS’ EQUITY], on December 21, 2004 the Company obtained additional waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediate preceding thirty days is greater than or equal to $1,000,000.

8. SUBSEQUENT EVENTS

•	New Equity Investments

Series M Convertible Preferred Stock – On December 21, 2004, the Company entered into a Purchase Agreement (“Purchase Agreement”) with certain institutional and accredited investors (“Investors”). Under the Purchase Agreement, the Company issued on December 21, 2004, 6% Convertible Notes (“Notes”) in the aggregate principal amount of $21,000,000, which will be convertible into Series M Preferred Stock of the Company upon stockholder approval of an increase in the Company’s authorized share capital, a reverse stock split of the Company’s Common Stock and certain other matters. Under the Purchase Agreement, the Company may also sell up to an additional $2,000,000 in principal amount of the Notes (“Additional Notes”) under the terms of the Purchase Agreement for up to 30 days after the December 21, 2004 (“Additional Note Sale Period”). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1,910,000 in principal amount of the Additional Notes on January 31, 2005 in a private placement to certain holders of its Preferred Stock. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

The Additional Notes have exactly the same terms as the Notes and will bear interest at a rate equal to 6.0% per annum and mature and become due and payable on the earlier of (i) April 30, 2005 or (ii) the date on which the Company’s stockholder vote not to approve the conversion of the Notes and Additional Notes into Series M Preferred. The Additional Notes may not be repaid by the Company prior to maturity. Upon a Change of Control (as defined in the Additional Notes), the Company must repurchase the Additional Notes at the option of each holder. The Additional Notes will convert automatically into shares of Series M Preferred Stock upon stockholder approval of the transaction pursuant to the Purchase Agreement and certain other matters. The conversion price per share for the Additional Notes equals $0.0737 multiplied by a fraction, the numerator of which is the number of shares of the Company’s Common Stock, on a fully-diluted basis (including Common Stock and debt, preferred stock, rights options and warrants convertible into or exchangeable for Common Stock (but excluding options or warrants with an exercise price of $0.51 per share or more)) existing on December 21, 2005, and the denominator of which is the number of shares of the Company’s Common Stock on a fully-diluted basis existing as of the conversion date. Any fractional shares of Series M Preferred resulting from this conversion shall be cashed and no fractional share of Series M Preferred shall be issued. Upon the occurrence of an “Event of Default,” as defined in the Additional Notes, all unpaid principal and accrued interest under the Additional Notes shall automatically become immediately due and payable if the Event of Default is triggered by the Company becoming bankrupt or insolvent. If the Event of Default is triggered by reasons other than the Company becoming bankrupt or insolvent, all unpaid principal and accrued interest under the Additional Notes shall become immediately due and payable upon the election of the holder of the Additional Notes.

Subsequent to formal shareholder approval, if voted, at the shareholders’ meeting scheduled for February 14, 2005 in Connecticut, the amounts of the total Series M Preferred investment less related costs, approximating $23 million and $2 million, respectively, will be classified on the Company’s balance sheet as components of shareholders’ equity. The Series M Preferred is deemed to contain a beneficial conversion amounting to $23 million which will be recognized as a charge against net income (loss) available to common shareholders at the time that the notes convert to equity.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the six months ended January 1, 2005 and December 27, 2003 are as follows:

	Six months ended
	January 1, 2005	December 27, 2003
Commercial & office products	40.3%	35.6%
Financial services	27.2%	30.3%
Healthcare	19.1%	21.2%
Transportation & logistics	7.4%	4.7%
Energy	4.6%	4.8%
Technology	1.4%	3.4%

With the enactment of the Federal Law known as Check 21, on October 28, 2004, the Company anticipates continued derogation of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. More than off-setting this derogation of revenue in the Financial Services industry, the Company believes it will continue to benefit from the growth in Healthcare and Healthcare-related services industries within the United States, and be able to effectively leverage their broad coverage footprint to capitalize on this national growth industry.

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

As part of the Company’s fiscal 2004 year-end closing, expenses were identified which may have a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections for the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

Revenue for the quarter ended January 1, 2005 decreased $5.8 million or 8.1% to $65.5 million from $71.3 million for the quarter ended December 27, 2003. The decrease in revenue for the quarter months ended January 1, 2005 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $13.3 million. This decline was offset by revenue growth during the quarter from new customer contracts and expansion within existing customers of approximately $5.5 million.

Revenue for the six months ended January 1, 2005 decreased $14.5 million or 9.8% to $133.4 million from $147.9 million for the six months ended December 27, 2003. The decrease in revenue for the six months ended January 1, 2005 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $26.0 million. This decline was offset by revenue growth during the six month period from new customer contracts and expansion within existing customers of approximately $11.5 million.

Cost of services for the quarter ended January 1, 2005 was $54.0 million, a decrease of $3.8 million or 6.6% from $57.8 million for the quarter ended December 27, 2003. The reduction in cost is a result of decreased business volumes, which accounted for a reduction of $4.5 million in driver and personnel costs and $0.5 million in insurance, partially offset by increased cost of $1.1 million in purchased transportation. As a result, gross margin declined from 18.9% in the quarter period to 17.5% for the quarter ended January 1, 2005. The Company has developed systems to more accurately manage driver pay in response to revenue pricing changes allowing the Company to be more responsive to volume changes.

Cost of services for the six months ended January 1, 2005 was $109.1 million, a decrease of $9.8 million or 8.2% from $118.9 million for the six months ended December 27, 2003. The reduction in cost is a result of decreased business volumes, which accounted for a reduction of $10.3 million in driver and personnel costs, partially offset by cost increases of $0.5 million, which are primarily increased insurance premiums. As a result, gross margin declined from 19.6% in the prior year six month period to 18.3% for the six months ended January 1, 2005. The Company has renegotiated new insurance policies which are effective as of January 1, 2005 at significantly lower rates.

Selling, general and administrative (“SG&A”) expenses for the quarter ended January 1, 2005 were $16.6 million or 25.3% of revenue, a decrease of $2.0 million or 10.8% as compared with $18.6 million or 26.1% of revenue for the quarter ended December 27, 2003. The decrease in SG&A for the quarter resulted primarily from reduced bad debt expense of $3.1 million, partially offset by increases in legal costs of $0.8 million and recruiting expense and other professional fees of $0.3 million.

SG&A expenses for the six months ended January 1, 2005 were $31.7 million or 23.7% of revenue, as compared with $31.7 million or 21.4% of revenue for the six months ended December 27, 2003. Increases in personnel costs were $2.4 million and outside services were $0.7 million, offset by a decline in bad debt expense of $2.9 million and other reductions of $0.2 million.

Occupancy charges for the quarter ended January 1, 2005 were $3.6 million, an increase of $0.3 million or 9.4% from $3.3 million for the quarter ended December 27, 2003. Increases in net rental expenses were $0.1 million, common area maintenance costs were $0.1 million and miscellaneous expenses totaled $0.1 million.

Occupancy charges for the six months ended January 1, 2005 were $7.1 million, an increase of $0.5 million or 8.4% from $6.5 million for the six months ended December 27, 2003. Increases in building repairs and maintenance were $0.1 million, common area maintenance costs were $0.3 million and real estate taxes were $0.1 million.

Interest expense for the quarter ended January 1, 2005 decreased $0.6 million to $0.6 million from $1.2 million for the quarter ended December 27, 2003. Interest expense related to the Company’s borrowings decreased as a result of lower average borrowings.

Interest expense for the six months ended January 1, 2005 decreased $0.9 million to $1.4 million from $2.2 million for the six months ended December 27, 2003. Interest expense related to the Company’s borrowings decreased as a result of lower average borrowings.

As a result of the foregoing factors, the net loss for the quarter ended January 1, 2005 was $9.2 million, compared with $9.7 million for the same period in fiscal 2004, a favorable change of $0.5 million. Net loss for the six months ended January 1, 2005 was $15.5 million, compared with $11.4 million for the same period in fiscal 2004, a decline of $4.1 million.

As a result of the foregoing factors and a beneficial conversion feature of $10.9 million (Series K Preferred - $3.9 million; Series L Preferred - $7.0 million) the net loss applicable to common shareholders, for the quarter ended January 1, 2005 was $20.1 million, compared with a net loss applicable to common shareholders of $34.9 million for the same period in fiscal 2004, a favorable change of $14.8 million.

As a result of the foregoing factors and a beneficial conversion feature of $29.1 million (Series J Preferred - $7.3 million; Series K Preferred - $14.8 million; Series L Preferred - $7.0 million) the net loss applicable to common shareholders, for the six months ended January 1, 2005 was $44.7 million, compared with a net loss applicable to common shareholders of $36.7 million for the same period in fiscal 2004, a decline of $8.0 million.

Liquidity and Capital Resources

Cash used in operations was $21.6 million for the first six months of fiscal 2005 which includes $10.2 million of working capital changes. Cash used as a result of the increase in accounts payable was approximately $4.7 million as a result of reduced cash availability until late December. Accounts receivable provided approximately $1.4 million as a result of lower sales. The remaining use of working capital of $6.9 million was due to funding of insurance, legal and other miscellaneous claims.

Cash used as a result of investing activities was $2.4 million for the first six months of fiscal 2005 and consisted primarily of capital expenditures for Peritas trucks and for the Company’s continued implementation of the customer-driven technology solutions initiative. The Company’s customer-driven technology solutions initiative is comprised mainly of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

Cash provided as a result of financing activities amounted to $41.4 million during first six months of fiscal 2005. The primary source of cash was from issuance of preferred stock, net of subscription receivables which provided $21.6 million and issuance of convertible notes of $21 million. Net payments on the revolving credit facility used $1.2 million.

As of January 1, 2005, the Company had no outstanding purchase commitments for capital improvements.

The Company reported a loss from operations of approximately $14.4 million for the first six months of fiscal 2005 and has negative working capital of approximately $31.5 million at January 1, 2005.

On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred and at that time recognized an additional charge against net income (loss) available to common shareholders of $3.9 million to reflect the beneficial conversion.

On December 20, 2004, the Company’s Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock (“Series L Preferred”) through a private placement. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all of the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred was convertible into ten shares of the Company’s common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred contained a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

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

Under the Purchase Agreement, the Company may also sell up to an additional $2,000,000 in principal amount of the Notes (“Additional Notes”) under the terms of the Purchase Agreement for up to 30 days after the December 21, 2004 (“Additional Note Sale Period”). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1,910,000 in principal amount of the Additional Notes on January 31, 2005 in a private placement to certain holders of its Preferred Stock. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

Subsequent to formal shareholder approval, if voted, at the shareholders’ meeting scheduled for February 14, 2005 in Connecticut, the amounts of the total Series M Preferred investment less related costs, approximating $23 million and $2 million, respectively, will be classified on the Company’s balance sheet as components of shareholders’ equity. The Series M Preferred is deemed to contain a beneficial conversion amounting to $23 million which will be recognized as a charge against net income (loss) available to common shareholders at the time that the notes convert to equity.

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

As part of the above-described Series M private placement, the new investors required that TH Lee Putnam Ventures (“THLPV”) reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001. Due to the pricing of the warrant, the Company recorded $2.3 million as a deferred financing cost.

In each instance of security sale, it is the opinion of the Company that the offering is fair, from a financial point of view, to the shareholders other than the investor group. Such opinion is supported by a fairness opinion obtained by the Company.

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

The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (6.5% at January 1, 2005), or, at the Company’s election, at LIBOR plus 3.25%. As of January 1, 2005, the Company has 35% of the facility usage under LIBOR contracts at an interest rate of 5.75%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and maintaining of minimum availability levels. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 14% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule commencing January 2005 terminating with a final payment at October 31, 2007.

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

The Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were in effect through January 1, 2005; and pursuant to the Company’s December 2004 receipt of $21.0 million of investment capital, the Company has finalized the extensions of the waivers for an additional two years.

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

Claims Exposure

As of January 1, 2005, the Company utilized the services of approximately 4,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $5 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Material Weakness

As part of the Company’s fiscal year-end 2004 closing, expenses were identified that may have had a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to access the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal 2004 year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal 2004 results were fairly stated. Therefore, the Company can not definitively ascertain that these adjustments would not have materially impacted the first two quarters of fiscal 2004 results, which are reported herein.

As noted in Item 4. Controls And Procedures the Company does have material weaknesses that could have an adverse impact on the Company’s business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $28.3 million at January 1, 2005. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $283,000.

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

As reported in Form 10-K for the fiscal year ended July 3, 2004 (filed December 23, 2004), in connection with the preparation of the Company’ consolidated financial statements for the year ended July 3, 2004 certain significant deficiencies became evident to management that, in the aggregate, represent material weaknesses, including inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. As this material weakness was reported in Form 10-K under “ITEM 9A.Controls and Procedures” filed December 23, 2004, such material weakness and associated ineffectiveness also existed at January 1, 2005.

(b) Changes in internal controls over financial reporting

As described in section (a) above, on December 23, 2004 the Company reported material weaknesses as of July 3, 2004. The Company has taken steps to attempt to improve its internal controls and its control environment. The Company has appointed a new Chief Financial Officer to provide oversight of the monthly financial closing, data analysis, account reconciliation and cutoff, and is restructuring its Finance organization to address the defined weaknesses and implement appropriate accounting & documentation standards, staff training and mentoring, period cutoff and supervisory review, and timeliness of reporting. The Company believes that the corrective steps described herein will enable management to conclude that the internal controls over its financial reporting are effective when they are fully implemented. The Company will continue its efforts to identify, assess and correct any additional weaknesses in internal control.

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

The Company brought action against SVT, Inc (“SVT”), a company that had previously supplied significant information technology functions to Velocity. The Company successfully sought injunctive relief and money damages. SVT counterclaimed for amounts it said Velocity owed to SVT for services already provided. In the damage portion of the case SVT sought to recover approximately $2.5 million and Velocity sought in excess of $3 million. On December 3, 2004 the case settled in favor of SVT for $1.25 million, which was fully reserved, and payment was made by Velocity in January 2005.

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

Series K Convertible Preferred Stock – On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The initial conversion price of the Series K Preferred is $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company’s common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred and at that time recognized an additional charge against net income (loss) available to common shareholders of $3.9 million to reflect the beneficial conversion.

Series L Convertible Preferred Stock – On December 20, 2004, the Company’s Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock (“Series L Preferred”) through a private placement to TH Lee Putnam Ventures and its related affiliates. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company will sell, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The consideration for the Series L will consist of cancellation of the Company’s obligation to repay the investor the funds paid by the investor to the Company’s senior lender to support the Company’s revolving credit facility. The issuance of the Series L Preferred is subject to shareholder approval and is non-voting unless it is converted into common stock. Additionally, shareholder approval is required to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all of the preferred shares. TH Lee Putnam Ventures and MCG Global, who control a majority of the shares, have agreed to vote for such approvals. The conversion price of the Series L Preferred is $0.10 per common share, and, at the time the stock purchase agreements are executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred will be convertible into ten shares of the Company’s common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred contained a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net income (loss) available to common shareholders.

Series M Convertible Preferred Stock – On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment is initially in the form of a convertible note that will automatically convert into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. The Series M Preferred will accrue cumulative PIK dividends equal to 6% per annum. In the event the Company’s shareholders do not approve the transaction, the interest rate will increase to 19% per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes. The Series M Preferred is deemed to contain a beneficial conversion amounting to $21 million which was recognized at the time of sale as a charge against net income (loss) available to common shareholders.

Under the Purchase Agreement, the Company may also sell up to an additional $2,000,000 in principal amount of the Notes (“Additional Notes”) under the terms of the Purchase Agreement for up to 30 days after the December 21, 2004 (“Additional Note Sale Period”). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1,910,000 in principal amount of the Additional Notes on January 31, 2005 in a private placement to certain holders of its Preferred Stock. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

Subsequent to formal shareholder approval, if voted, at the shareholders’ meeting scheduled for February 14, 2005 in Connecticut, the amounts of the total Series M Preferred investment less related costs, approximating $23 million and $2 million, respectively, will be classified on the Company’s balance sheet as components of shareholders’ equity. The Series M Preferred is deemed to contain a beneficial conversion amounting to $23 million which will be recognized as a charge against net income (loss) available to common shareholders at the time that the notes convert to equity.

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

Warrant to Purchase Common Stock – As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company’s lenders in support of the Company’s revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase 9,677,553 shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company recorded $2.3 million as a deferred financing cost.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of January 1, 2005, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated debt facility. However, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were in effect through January 1, 2005; and pursuant to the Company’s receipt of $21.0 million of investment capital [See footnote 6 STOCKHOLDERS’ EQUITY], on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits required by Item 601 of Regulation S-K:

10.44	Registration Rights Agreement effective as of August 23, 2004, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, purchasers of Series K Convertible Preferred Stock.

10.45	Certificate of Designation for the Series K Convertible Preferred Stock.

10.46	Certificate of Designation for the Series L Convertible Preferred Stock.

10.47	Amended and Restated Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of November 26, 2003.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the Town of Westport, State of Connecticut on February 14, 2005.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Daniel R. DeFazio
DANIEL R. DEFAZIO
Chief Financial Officer