Form 10-Q
period 2005-04-02
VELOCITY EXPRESS CORP
filed 2005-05-17
CIK 1002902

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 2005

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

                                 YES [ ] NO [X]

As of May 10, 2005 there were 13,064,045 shares of common stock of the registrant issued and outstanding.

================================================================================

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  April 2, 2005

                                                                            Page
                                                                            ----
Part I.      Financial Information.......................................     3

   ITEM 1.   Consolidated Financial Statements (Unaudited)

                Balance Sheets as of April 2, 2005 and July 3, 2004......     3

                Statements of Operations for the Three and Nine Months
                   Ended April 2, 2005 and March 27, 2004................     4

                Statement of Shareholders' Equity for the Nine Months
                   Ended April 2, 2005...................................     5

                Statements of Cash Flows for the Nine Months Ended
                   April 2, 2005 and March 27, 2004......................     6

                Notes to Consolidated Financial Statements...............     7

   ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    15

   ITEM 3.   Quantitative and Qualitative Disclosures About Market
                Risk.....................................................    23

   ITEM 4.   Controls and Procedures.....................................    23

Part II.     Other Information...........................................    24
   ITEM 1.   Legal Proceedings...........................................    24
   ITEM 2.   Changes in Securities and Use of Proceeds...................    25
   ITEM 3.   Defaults Upon Senior Securities.............................    25
   ITEM 4.   Submission of Matters to a Vote of Security Holders.........    26
   ITEM 5.   Other Information...........................................    28
   ITEM 6.   Exhibits and Reports on Form 8-K............................    28

Signatures...............................................................    29

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except par value)

                                                                    April 2,      July 3,
                                                                      2005         2004
                                                                  -----------   ---------
                                                                  (unaudited)
                             ASSETS

Current assets:
   Cash                                                            $   5,874    $   1,220
   Accounts receivable, net of allowance of $5,339 and $4,743
      at April 2, 2005 and July 3, 2004, respectively                 26,531       27,419
   Accounts receivable - other                                         1,155          592
   Prepaid workers' compensation and auto liability insurance          5,127        6,289
   Other prepaid expenses                                                741        2,185
   Other current assets (including deferred financing costs)           1,364          317
                                                                   ---------    ---------
      Total current assets                                            40,792       38,022
Property and equipment, net                                           10,553       11,362
Goodwill                                                              42,830       42,830
Deferred financing costs, net                                          1,088          235
Other assets                                                           1,287        1,227
                                                                   ---------    ---------
Total assets                                                       $  96,550    $  93,676
                                                                   =========    =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                             20,694    $  26,481
   Accrued insurance and claims                                        4,013        3,697
   Accrued wages and benefits                                          2,564        3,738
   Accrued legal and claims                                            1,880        2,926
   Due to related parties                                              3,564        3,625
   Other accrued liabilities                                           1,240        2,090
   Current portion of long-term debt                                  32,244       31,008
                                                                   ---------    ---------
      Total current liabilities                                       66,199       73,565

Long-term debt less current portion                                    3,379        5,235
Accrued insurance and claims                                           4,270        8,400

Shareholders' equity:
   Preferred stock, $0.004 par value, 345,239 shares authorized
      6,272 and 32,919 shares issued and outstanding at
      April 2, 2005 and July 3, 2004, respectively                    22,068       91,051
   Preferred warrants, 0 and 1,042 outstanding at
      April 2, 2005 and July 3, 2004, respectively                        --        7,600
   Common stock, $0.004 par value,13,085 shares authorized
      13,065 and 10,415 shares issued and outstanding at
      April 2, 2005 and July 3, 2004, respectively                        52           42
   Subscriptions receivable (including related party of $7,500
      at April 2, 2005)                                               (7,543)        (100)
   Additional paid-in-capital                                        282,061      101,120
   Accumulated deficit                                              (273,904)    (193,058)
   Foreign currency translation                                          (32)        (179)
                                                                   ---------    ---------
      Total shareholders' equity                                      22,702        6,476
                                                                   ---------    ---------
      Total liabilities and shareholders' equity                   $  96,550    $  93,676
                                                                   =========    =========

                See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Amounts in thousands, except per share data)

                                                         Three Months Ended      Nine Months Ended
                                                        --------------------   --------------------
                                                        April 2,   March 27,   April 2,   March 27,
                                                          2005       2004        2005       2004
                                                        --------   ---------    -------------------
Revenue                                                 $ 66,137    $67,986    $199,561   $215,895
Cost of services                                          54,118     56,523     163,184    175,384
                                                        --------    -------    --------   --------
   Gross profit                                           12,019     11,463      36,377     40,511
Operating expenses:
   Occupancy                                               3,622      3,605      10,693     10,129
   Selling, general and administrative                    19,853     16,943      51,052     47,962
                                                        --------    -------    --------   --------
Total operating expenses                                  23,475     20,548      61,745     58,091
                                                        --------    -------    --------   --------
Loss from operations                                     (11,456)    (9,085)    (25,368)   (17,580)
Other expense:
   Interest expense                                       (1,993)      (701)     (3,631)    (3,641)
   Other                                                     223         --         408         --
                                                        --------    -------    --------   --------
Net loss                                                $(13,226)   $(9,786)   $(28,591)  $(21,221)
                                                        ========    =======    ========   ========
Net loss applicable to common shareholders              $(36,337)   $(9,786)   $(80,847)  $(46,436)
                                                        ========    =======    ========   ========
Net loss per share applicable to common shareholders:
Basic                                                   $  (5.30)   $(65.27)   $ (33.17)  $(378.88)
                                                        ========    =======    ========   ========
Diluted                                                 $  (5.30)   $(65.27)   $ (33.17)  $(378.88)
                                                        ========    =======    ========   ========
Weighted average shares outstanding
   [adjusted for 1:50 reverse stock split]
Basic                                                      6,850        150       2,437        123
                                                        ========    =======    ========   ========
Diluted                                                    6,850        150       2,437        123
                                                        ========    =======    ========   ========

                See notes to consolidated financial statements.

(Amounts in thousands)                                               (Unaudited)

                                                 Series B            Series C           Series D           Series F
                                             Preferred Stock     Preferred Stock     Preferred Stock    Preferred Stock
                                            -----------------   -----------------   ----------------   ----------------
                                            Shares    Amount    Shares    Amount    Shares    Amount   Shares    Amount
                                            ------   --------   ------   --------   ------   -------   ------   -------
Balance at July 3, 2004                      2,807   $ 24,304    2,000   $ 13,600    1,517   $ 8,308     740    $ 7,802
   Stock options                                --         --       --         --       --        --      --         --
   Warrants issued to contractors for
      services                                  --         --       --         --       --        --      --         --
   Warrant exercises - Common Stock             --         --       --         --       --        --      --         --
   Warrant exercises - Preferred Stock          --         --      825      4,953      217     1,191      --         --
   Offering costs                               --         --       --         --       --        --      --         --
   Payments against stock subscription
      receivable                                --         --       --         --       --        --      --         --
   Additional  subscription receivable          --         --       --         --       --        --      --         --
   Issuance of Series J Preferred Stock         --         --       --         --       --        --      --         --
   Issuance of Series K Preferred Stock         --         --       --         --       --        --      --         --
   Issuance of Series L Preferred Stock         --         --       --         --       --        --      --         --
   Issuance of Series M Preferred Stock         --         --       --         --       --        --      --         --
   Series M Preferred Stock issued for
      services rendered                         --         --       --         --       --        --      --         --
   Series M Preferred Stock issued for
      interest PIK                              --         --       --         --       --        --      --         --
   Beneficial conversion of
      Series J Preferred Stock                  --         --       --         --       --        --      --         --
   Beneficial conversion of
      Series K Preferred Stock                  --         --       --         --       --        --      --         --
   Beneficial conversion of
      Series L Preferred Stock                  --         --       --         --       --        --      --         --
   Beneficial conversion of
      Series M Preferred Stock                  --         --       --         --       --        --      --         --
   Conversion of Series B to Common Stock   (2,807)   (24,304)      --         --       --        --      --         --
   Conversion of Series C to Common Stock       --         --   (2,825)   (18,553)      --        --      --         --
   Conversion of Series D to Common Stock       --         --       --         --   (1,734)   (9,499)     --         --
   Conversion of Series F to Common Stock       --         --       --         --       --        --    (740)    (7,802)
   Conversion of Series G to Common Stock       --         --       --         --       --        --      --         --
   Conversion of Series H to Common Stock       --         --       --         --       --        --      --         --
   Conversion of Series I to Common Stock       --         --       --         --       --        --      --         --
   Conversion of Series J to Common Stock       --         --       --         --       --        --      --         --
   Conversion of Series K to Common Stock       --         --       --         --       --        --      --         --
   Conversion of Series L to Common Stock       --         --       --         --       --        --      --         --
   Reverse Common Stock Split - 1 for 50
   Net loss                                     --         --       --         --       --        --      --         --
   Foreign currency translation                 --         --       --         --       --        --      --         --
   Comprehensive loss                           --         --       --         --       --        --      --         --
                                            ------   --------   ------   --------   ------   -------    ----    -------
Balance at April 2, 2005                        --   $     --       --   $     --       --   $    --      --    $    --
                                            ======   ========   ======   ========   ======   =======    ====    =======

                                                Series G           Series H            Series I             Series J
                                             Preferred Stock    Preferred Stock     Preferred Stock     Preferred Stock
                                            ----------------   ----------------   ------------------   -----------------
                                            Shares    Amount   Shares    Amount    Shares    Amount    Shares    Amount
                                            ------   -------   ------   -------   -------   --------   ------   --------
Balance at July 3, 2004                      5,478   $ 4,087     478    $ 3,761    16,810   $ 24,558    3,088   $  4,631
   Stock options                                --        --      --         --        --         --       --         --
   Warrants issued to contractors for
      services                                  --        --      --         --        --         --       --         --
   Warrant exercises - Common Stock             --        --      --         --        --         --       --         --
   Warrant exercises - Preferred Stock          --        --      --         --        --         --       --         --
   Offering costs                               --        --      --         --        --         --       --         --
   Payments against stock subscription
      receivable                                --        --      --         --        --         --       --         --
   Additional  subscription receivable          --        --      --         --        --         --       --         --
   Issuance of Series J Preferred Stock         --        --      --         --        --         --    4,912      7,368
   Issuance of Series K Preferred Stock         --        --      --         --        --         --       --         --
   Issuance of Series L Preferred Stock         --        --      --         --        --         --       --         --
   Issuance of Series M Preferred Stock         --        --      --         --        --         --       --         --
   Series M Preferred Stock issued for
      services rendered                         --        --      --         --        --         --       --         --
   Series M Preferred Stock issued for
      interest PIK                              --        --      --         --        --         --       --         --
   Beneficial conversion of
      Series J Preferred Stock                  --        --      --         --        --         --       --         --
   Beneficial conversion of
      Series K Preferred Stock                  --        --      --         --        --         --       --         --
   Beneficial conversion of
      Series L Preferred Stock                  --        --      --         --        --         --       --         --
   Beneficial conversion of
      Series M Preferred Stock                  --        --      --         --        --         --       --         --
   Conversion of Series B to Common Stock       --        --      --         --        --         --       --         --
   Conversion of Series C to Common Stock       --        --      --         --        --         --       --         --
   Conversion of Series D to Common Stock       --        --      --         --        --         --       --         --
   Conversion of Series F to Common Stock       --        --      --         --        --         --       --         --
   Conversion of Series G to Common Stock   (5,478)   (4,087)     --         --        --         --       --         --
   Conversion of Series H to Common Stock       --        --    (478)    (3,761)       --         --       --         --
   Conversion of Series I to Common Stock       --        --      --         --   (16,810)   (24,558)      --         --
   Conversion of Series J to Common Stock       --        --      --         --        --         --   (8,000)   (11,999)
   Conversion of Series K to Common Stock       --        --      --         --        --         --       --         --
   Conversion of Series L to Common Stock       --        --      --         --        --         --       --         --
   Reverse Common Stock Split - 1 for 50
   Net loss                                     --        --      --         --        --         --       --         --
   Foreign currency translation                 --        --      --         --        --         --       --         --
   Comprehensive loss                           --        --      --         --        --         --       --         --
                                            ------   -------    ----    -------   -------   --------   ------   --------
Balance at April 2, 2005                        --   $    --      --    $    --        --   $     --       --   $     --
                                            ======   =======    ====    =======   =======   ========   ======   ========

                                                 Series K           Series L           Series M        Preferred Stock
                                             Preferred Stock     Preferred Stock    Preferred Stock       Warrants
                                            -----------------   ----------------   ----------------   ----------------
                                            Shares    Amount    Shares    Amount   Shares    Amount   Shares    Amount
                                            ------   --------   ------   -------   ------   -------   ------   -------
Balance at July 3, 2004                         --         --       --        --       --        --    1,042   $ 7,600
   Stock options                                --         --       --        --       --        --       --        --
   Warrants issued to contractors for
      services                                  --         --       --        --       --        --       --        --
   Warrant exercises - Common Stock             --         --       --        --       --        --       --        --
   Warrant exercises - Preferred Stock          --         --       --        --       --        --   (1,042)   (7,600)
   Offering costs                               --                  --                 --    (1,043)      --        --
   Payments against stock subscription
      receivable                                --         --       --        --       --        --       --        --
   Additional  subscription receivable          --         --       --        --       --        --       --        --
   Issuance of Series J Preferred Stock         --         --       --        --       --        --       --        --
   Issuance of Series K Preferred Stock      9,852     14,777       --        --       --        --       --        --
   Issuance of Series L Preferred Stock         --         --    7,000     7,000       --        --       --        --
   Issuance of Series M Preferred Stock         --         --       --        --    6,119    22,550       --        --
   Series M Preferred Stock issued for
      services rendered                         --         --       --        --       98       360       --        --
   Series M Preferred Stock issued for
      interest PIK                              --         --       --        --       54       201       --        --
   Beneficial conversion of
      Series J Preferred Stock                  --         --       --        --       --        --       --        --
   Beneficial conversion of
      Series K Preferred Stock                  --         --       --        --       --        --       --        --
   Beneficial conversion of
      Series L Preferred Stock                  --         --       --        --       --        --       --        --
   Beneficial conversion of
      Series M Preferred Stock                  --         --       --        --       --        --       --        --
   Conversion of Series B to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series C to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series D to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series F to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series G to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series H to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series I to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series J to Common Stock       --         --       --        --       --        --       --        --
   Conversion of Series K to Common Stock   (9,852)   (14,777)      --        --       --        --       --        --
   Conversion of Series L to Common Stock       --         --   (7,000)   (7,000)      --        --       --        --
   Reverse Common Stock Split - 1 for 50
   Net loss                                     --         --       --        --       --        --       --        --
   Foreign currency translation                 --         --       --        --       --        --       --        --
   Comprehensive loss                           --         --       --        --       --        --       --        --
                                            ------   --------   ------   -------    -----   -------   ------   -------
Balance at April 2, 2005                        --   $     --       --   $    --    6,272   $22,068       --   $    --
                                            ======   ========   ======   =======    =====   =======   ======   =======

                                               Common Stock          Stock      Additional                   Foreign
                                            ------------------   Subscription     Paid-in    Accumulated    Currency
                                             Shares     Amount    Receivable      Capital      Deficit     Translation     Total
                                            --------   -------   ------------   ----------   -----------   -----------   --------
Balance at July 3, 2004                       10,415   $    42     $  (100)      $101,120     $(193,058)      $(179)     $  6,476
   Stock options                                  --        --          --             92            --          --            92
   Warrants issued to contractors for
      services                                    --        --          --            787            --          --           787
   Warrant exercises - Common Stock            1,094         4          --              7            --          --            11
   Warrant exercises - Preferred Stock            --        --          --          1,467            --          --            10
   Offering costs                                 --        --          --             --            --          --        (1,043)
   Payments against stock subscription
      receivable                                  --        --          57             --            --          --            57
   Additional  subscription receivable            --        --      (7,500)            --            --          --        (7,500)
   Issuance of Series J Preferred Stock           --        --          --             --            --          --         7,368
   Issuance of Series K Preferred Stock           --        --          --             --            --          --        14,777
   Issuance of Series L Preferred Stock           --        --          --             --            --          --         7,000
   Issuance of Series M Preferred Stock           --        --          --             --            --          --        22,550
   Series M Preferred Stock issued for
      services rendered                           --        --          --             --            --          --           360
   Series M Preferred Stock issued for
      interest PIK                                --        --          --             --            --          --           201
   Beneficial conversion of
      Series J Preferred Stock                    --        --          --          7,368        (7,368)         --            --
   Beneficial conversion of
      Series K Preferred Stock                    --        --          --         14,777       (14,777)         --            --
   Beneficial conversion of
      Series L Preferred Stock                    --        --          --          7,000        (7,000)         --            --
   Beneficial conversion of
      Series M Preferred Stock                    --        --          --         23,111       (23,111)         --            --
   Conversion of Series B to Common Stock     24,120        96          --         24,208            --          --            --
   Conversion of Series C to Common Stock     16,898        68          --         18,485            --          --            --
   Conversion of Series D to Common Stock     25,518       102          --          9,397            --          --            --
   Conversion of Series F to Common Stock     21,806        87          --          7,715            --          --            --
   Conversion of Series G to Common Stock      6,724        27          --          4,060            --          --            --
   Conversion of Series H to Common Stock     23,967        96          --          3,665            --          --            --
   Conversion of Series I to Common Stock    249,160       997          --         23,561            --          --            --
   Conversion of Series J to Common Stock     97,561       390          --         11,609            --          --            --
   Conversion of Series K to Common Stock    106,006       424          --         14,353            --          --            --
   Conversion of Series L to Common Stock     70,000       280          --          6,720            --          --            --
   Reverse Common Stock Split - 1 for 50    (640,203)   (2,561)         --          2,561
   Net loss                                       --        --          --             --       (28,591)         --       (28,591)
   Foreign currency translation                   --        --          --             --            --         147           147
                                                                                                                         --------
   Comprehensive loss                             --        --          --             --            --          --       (28,444)
                                            --------   -------     -------       --------     ---------       -----      --------
Balance at April 2, 2005                      13,065   $    52     $(7,543)      $282,061     $(273,904)      $ (32)       22,702
                                            ========   =======     =======       ========     =========       =====      ========

                See notes to consolidated financial statements.

                  VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Nine Months Ended
                                                                              --------------------
                                                                              April 2,   March 27,
                                                                                2005        2004
                                                                              --------   ---------
OPERATING ACTIVITIES
   Net loss                                                                   $(28,591)   $(21,221)
   Adjustments to reconcile net loss to net
      cash flows used in operating activities:
         Depreciation                                                            2,350       2,862
         Amortization                                                            1,248         842
         Loss from Peritas deconsolidation                                          75          --
         Equity instruments issued in lieu of payment for services received      1,147       2,571
         Stock option expense                                                       92         180
         Non-cash interest expense/bank charges                                    201         702
         Provision for bad debts                                                 2,209       4,150
         Other                                                                      --          (6)
   Change in operating assets and liabilities:
         Accounts receivable                                                    (1,244)      1,337
         Other current assets                                                    1,979         719
         Other assets                                                              739         (88)
         Accounts payable                                                       (5,793)        835
         Accrued liabilities                                                    (6,965)     (4,050)
                                                                              --------    --------
            Cash used in operating activities                                  (32,553)    (11,167)
                                                                              --------    --------
INVESTING ACTIVITIES
   Proceeds from sale of assets                                                     63          --
   Capital expenditures                                                         (2,274)     (2,015)
   Other                                                                            --        (124)
                                                                              --------    --------
            Cash used in investing activities                                   (2,211)     (2,139)
                                                                              --------    --------
FINANCING ACTIVITIES
   Repayments under revolving credit agreement, net                               (264)    (10,102)
   Proceeds from bridge loan                                                        --       1,000
   Proceeds from notes payable and long-term debt                                   --       6,000
   Payments on notes payable and long-term debt                                   (388)     (5,000)
   Proceeds from issuance of preferred stock, net                               40,002      21,210
   Proceeds from issuance of common stock, net                                      11           1
   Stock subscription receivable, net                                               57          --
                                                                              --------    --------
            Cash provided by financing activities                               39,418      13,109
                                                                              --------    --------
Net increase (decrease) in cash                                                  4,654        (197)

Cash, beginning of period                                                        1,220       1,589
                                                                              --------    --------
Cash, end of period                                                           $  5,874    $  1,392
                                                                              ========    ========

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements included herein have been prepared by Velocity Express Corporation which, together with its wholly-owned subsidiaries, shall be referred to herein as the "Company," pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 2, 2005, and the results of its operations for the nine months ended April 2, 2005 and March 27, 2004, and its cash flows for the nine months ended April 2, 2005 and March 27, 2004 have been included, with the exception of fiscal 2004 adjustments, which while posted could not be assigned to any specific quarter as identified in the Company's fiscal 2004 Form 10-K filed December 23, 2004 as detailed below. The results of operations for the nine months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2005. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 3, 2004 (filed December 23, 2004), and the footnotes thereto, included in the Company's Report on Form 10-K, filed with the Securities and Exchange Commission. In connection with the preparation of such consolidated financial statements for the year ended July 3, 2004 certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company's internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. If the Company is unable to correct these weaknesses, these weaknesses represent a risk to the Company.

     As part of the Company's fiscal year-end 2004 closing, expenses were identified that may have had a material impact on the reported results of prior fiscal quarters. Management's attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters' reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal 2004 year-end adjustments were recorded as part of the Company's fourth quarter results. Corrections for the underlying weaknesses were identified, and annual fiscal 2004 results were fairly stated. Therefore, the Company can not definitively ascertain that these adjustments would not have materially impacted the first three quarters of fiscal 2004 results, which are reported herein.

     Principles of Consolidation - The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements no longer include Peritas as a result of the Company's evaluation of the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities ["FIN No. 46"]. [See footnote 3, Consolidated Financial Interest Entity]

     Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

     Comprehensive loss - Comprehensive loss was $28.4 million and $21.3 million for the nine months ended April 2, 2005 and March 27, 2004, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

     New accounting pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company's first quarter of fiscal 2006. The Company is evaluating the impact that Statement 123(R) will have on the consolidated financial statements.

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

     The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

                                                           Three Months Ended      Nine Months Ended
                                                          --------------------   --------------------
                                                          April 2,   March 27,   April 2,   March 27,
                                                            2005        2004       2005        2004
                                                          --------   ---------   --------   ---------
                                                         (Amounts in thousands, except per share data)
Numerator:
   Net loss                                               $(13,226)   $ (9,786)  $(28,591)   $(21,221)
   Beneficial conversion feature for Series I Preferred         --          --         --     (25,215)
   Beneficial conversion feature for Series J Preferred         --          --     (7,368)         --
   Beneficial conversion feature for Series K Preferred         --          --    (14,777)         --
   Beneficial conversion feature for Series L Preferred         --          --     (7,000)         --
   Beneficial conversion feature for Series M Preferred    (23,111)               (23,111)
                                                          --------    --------   --------    --------
   Net loss applicable to common shareholders             $(36,337)   $ (9,786)  $(80,847)   $(46,436)
                                                          ========    ========   ========    ========
Denominator:
   Weighted average shares                                   6,850         150      2,437         123
                                                          --------    --------   --------    --------
   Total common equivalents outstanding                      6,850         150      2,437         123
                                                          ========    ========   ========    ========
Net loss per share:
   Basic                                                  $  (5.30)   $ (65.27)  $ (33.17)   $(378.88)
                                                          ========    ========   ========    ========
   Diluted                                                $  (5.30)   $ (65.27)  $ (33.17)   $(378.88)
                                                          ========    ========   ========    ========

     The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

                                     Three Months Ended      Nine Months Ended
                                    --------------------   --------------------
                                    April 2,   March 27,   April 2,   March 27,
                                      2005        2004        2005       2004
                                    --------   ---------   --------   ---------
                                               (Amounts in thousands)

Common warrants                         337        158         275        135
Preferred warrants:
   Series C Convertible Preferred        --         67          --         67
   Series D Convertible Preferred        --         43          --         43
   Series M Convertible Preferred        52         --          17         --
Convertible preferred stock:
   Series B Convertible Preferred        --        328          --        328
   Series C Convertible Preferred        --        162          --        162
   Series D Convertible Preferred        --        303          --        303
   Series F Convertible Preferred        --        327          --        345
   Series G Convertible Preferred        --         95          --         97
   Series H Convertible Preferred        --        345          --        345
   Series I Convertible Preferred        --      3,396          --      1,676
   Series M Convertible Preferred     3,278         --       1,089         --
                                      -----      -----       -----      -----
                                      3,667      5,225       1,381      3,502
                                      -----      -----       -----      -----

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

                                                Three Months Ended      Nine Months Ended
                                               --------------------   --------------------
                                               April 2,   March 27,   April 2,   March 27,
                                                 2005       2004        2005        2004
                                               --------   ---------   --------   ---------
                                              (Amounts in thousands, except per share data)
Net loss applicable to common shareholders,
   as reported                                 $(36,337)   $(9,786)   $(80,847)  $(46,436)
   Add: Stock-based employee compensation
      expense included in reported net loss
      applicable to common shareholders              32         32          96         96
   Deduct: Stock-based compensation expense
      determined under fair value method
      for all awards                                (66)        (5)       (126)      (371)
                                               --------    -------    --------   --------
   Pro forma                                   $(36,371)   $(9,759)   $(80,877)  $(46,711)
                                               ========    =======    ========   ========

Basic and diluted loss per common share:
   As reported                                 $  (5.30)   $(65.27)   $ (33.17)  $(378.88)
                                               ========    =======    ========   ========
   Pro forma                                   $  (5.30)   $(65.09)   $ (33.17)  $(381.13)
                                               ========    =======    ========   ========

3    CONSOLIDATED FINANCIAL INTEREST ENTITY

     During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first, a major customer and, subsequently, a growing market demand. This major customer's desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global ("MCG"), one of the Company's largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors ("ICs") to service outsourced customer business endeavors. Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

     During August 2004, Peritas reimbursed Velocity for its initial vehicle purchases of $799,000. Additional vehicle purchases amounting to $987,000 have been subsequently made by Velocity on behalf of Peritas and repaid. During November 2004, Peritas was purchased from MCG by TH Lee Putnam Ventures ("THLPV"), another of Velocity's large investors. As THLPV acquired the significant beneficial interest and risk exposure in Peritas, Velocity no longer has a variable interest in Peritas that is at risk of disproportionate loss pursuant to its voting rights. Accordingly, Peritas was deconsolidated from the Company's financial statements upon the completion of these transactions.

4.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                          April 2,     July 3,
                                                            2005         2004
                                                         ----------   ---------
                                                         (Amounts in thousands)

Revolving note                                            $ 29,267    $ 29,531
Senior subordinated note [See footnote 5,
   SHAREHOLDERS' EQUITY]                                     5,587       5,468
Other                                                          769       1,244
                                                          --------    --------
                                                            35,623      36,243
Less current maturities                                    (32,244)    (31,008)
                                                          --------    --------
Total                                                     $  3,379    $  5,235
                                                          ========    ========

     The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (7.25% at April 2, 2005), or, at the Company's election, at LIBOR plus 3.25%. As of April 2, 2005, the Company has 34.17% of the facility usage under LIBOR contracts at an interest rate of 6.13%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company's account receivables have been pledged to secure borrowings under the revolving note. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule, subject to approval by the primary lender, commencing January 2005 terminating with a final payment at October 31, 2007. To date the primary lender has not provided approval for such payments to the subordinated debtholder.

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

          . EBITDA must exceed $0.75 million, $2.0 million, $2.5 million, and $3.3 million, respectively for the three month period ending January 1, 2005, the six month period ending April 2, 2005, the six month period ending July 2, 2005, and each six month period thereafter.

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

     As of July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit and its senior subordinated debt facilities. Pursuant to the Company's receipt of $21.0 million of investment capital, on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all defaults existing at that time and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the
(a) Company's EBITDA for each of two consecutive months equals or exceeds the Company's fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

     At April 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders [See footnote 6, Liquidity].

5.   SHAREHOLDERS' EQUITY

     Series J Convertible Preferred Stock - In February 2004, the Company's Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock ("Series J Preferred") through a private placement. Pursuant to Stock Purchase Agreements entered into during March, April and July 2004, the Company contracted to issue, upon shareholder approval, 7,999,993 shares of Series J Preferred to investors for $1.50 per share. As part of the Board's action it approved the option of funding the investment in the Series J Preferred by THLPV in the form of a letter of credit that would later be replaced by a cash investment in a like amount. This transaction was completed between the Company and THLPV, and it affiliates, on July 26, 2004. Since the Company has not received cash as of April 2, 2005, $7.5 million has been reflected in stockholder equity as a Subscriptions Receivable. The issuance of the Series J Preferred was subject to shareholder approval and was non-voting unless it was converted into common stock. On February 14, 2005 the shareholders voted to approve the issuance of Series J Preferred shares and to increase the number of authorized shares of the Company's stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series J Preferred was $0.15 per common share, and, at the time the stock purchase agreements were entered into, assuming that the Series J Preferred were issued and convertible then, each share of Series J Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series J Preferred were convertible were subject to adjustment in order to prevent dilution. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $12.0 million, $4.6 million of which was recognized in the fourth quarter of fiscal 2004, and $7.4 million of which was recognized in the first quarter of fiscal 2005, as charges against net loss available to common shareholders in the respective fiscal quarters. In accordance with the shareholders approval of an amendment to provide for mandatory conversion of all certain preferred shares, they were converted to Common Stock on February 15, 2005.

     Series K Convertible Preferred Stock - On June 30, 2004, the Company's Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock ("Series K Preferred") through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred was subject to shareholder approval and was non-voting unless it was converted into common stock. On February 14, 2005 the shareholders voted to approve the issuance of Series K Preferred shares and to increase the number of authorized shares of the Company's stock by an amount sufficient to provide for the issuance of all the preferred shares. The initial conversion price of the Series K Preferred was $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series K Preferred was convertible were subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred and at that time recognized an additional charge against net loss available to common shareholders of $3.9 million to reflect the beneficial conversion. In accordance with the shareholders approval of an amendment to provide for mandatory conversion of all certain preferred shares, they were converted to Common Stock on February 15, 2005.

     Series L Convertible Preferred Stock -The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The issuance of the Series L Preferred was subject to shareholder approval and was non-voting unless it was converted into common stock. Additionally, shareholder approval was required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all of the preferred shares. On February 14, 2005 the shareholders voted to approve the issuance of Series L Preferred shares and to increase the number of authorized shares of the Company's stock by an amount sufficient to provide for the issuance of all the preferred shares. The conversion price of the Series L Preferred was $0.10 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred was convertible into ten shares of the Company's common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred contained a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders. In accordance with the shareholders approval of an amendment to provide for mandatory conversion of all certain preferred shares, they were converted to Common Stock on February 15, 2005.

     Series M Convertible Preferred Stock - On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment was initially in the form of a convertible note that automatically converted into Series M Convertible Preferred Stock ("Series M Preferred") upon approval of the transaction by the Company's shareholders. The proceeds will be used for general working capital needs consistent with financial budgets approved from time to time by the Company's Board of Directors. The Series M Preferred accrue cumulative PIK dividends equal to 6% per annum. In the event the Company's shareholders did not approve the transaction, the interest rate would have increased to 19% per annum. As part of the transaction, the investors required that the Company's charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes. Such amounts were reflected in the 2nd quarter of fiscal 2005 financial statements as debt until the transaction received formal shareholder approval at the shareholders' meeting held on February 14, 2005.

     Under the Purchase Agreement, the Company was allowed also sell up to an additional $2,000,000 in principal amount of the Notes ("Additional Notes") under the terms of the Purchase Agreement for up to 30 days after the December 21, 2004 ("Additional Note Sale Period"). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1,910,000 in principal amount of the

Additional Notes on January 31, 2005 in a private placement to certain holders of its Preferred Stock. Mr. Alexander Paluch, a member of the Company's Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

     Subsequent to shareholder approval, the amounts of the total Series M Preferred investment, plus accrued dividends, less related unamortized debt issue costs, $22.9 million, $0.2 million, and $1.0 million, respectively, were reclassified on the Company's balance sheet as components of Shareholders' Equity. The Series M Preferred is deemed to contain a beneficial conversion amounting to approximately $23.1 million which was recognized as a charge against net loss available to common shareholders at the time that the notes converted to equity.

     Warrant to Purchase Common Stock - As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company's lenders in support of the Company's revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval which granted on February 14, 2005, a warrant to purchase 9,677,553 pre-reverse stock split shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company recorded $2.3 million as a deferred financing cost.

     Conversion of Preferred Shares to Common - Consistent with the terms of the Series M Convertible Preferred Stock offering ratification at the annual shareholders' meeting held on February 14, 2005, and amendment of the Company's charter, all shareholders of previously issued Preferred Series B through L automatically converted their shares of preferred stock to common stock.

     Reverse Stock Split - Pursuant to the Company's discussions with the NASDAQ, shareholder approval was granted for a 1:50 reverse stock split at the annual shareholders' meeting held on February 14, 2005. Such reverse stock split became effective with the trading of shares on February 16, 2005.

6.   LIQUIDITY

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of approximately $25.4 million for the nine months ended April 2, 2005; and, had negative working capital of approximately $25.4 million at April 2, 2005.

     At July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were to be in effect through January 1, 2005; and pursuant to the Company's receipt of $21.0 million of investment capital [See footnote 5, Shareholders' Equity], on December 21, 2004 the Company obtained additional waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the (a) Company's EBITDA for each of two consecutive months equals or exceeds the Company's fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediate preceding thirty days is greater than or equal to $1,000,000.

     At April 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. The Company's ability to continue as a going concern is dependent on its ability to finance its operations under the revolving credit agreement and its subordinated debt facility. The Company has initiated efforts to obtain waivers with respect to the aforementioned debt covenants.

     On April 28, 2005 the Company entered into a Stock Agreement, pursuant to which the Company sold 2,544,097 shares of Series N Preferred to investors for $3.685 per share for net proceeds of approximately $9.375 million [See footnote 8, Subsequent Events].

7.   RESTRUCTURING

     During the quarter ended April 2, 2005, the Company recorded a charge of approximately $602,000 in "Selling, general & administrative expenses" related to restructuring, an estimated $593,000 of which related to severance costs associated with a reduction in force. About 200 employees were terminated nationwide. Roughly $9,000 of the charge related to lease contract termination costs. In connection with the restructuring, we expect to incur additional lease contract termination costs during the fourth quarter ended July 2, 2005.

8.   SUBSEQUENT EVENTS

     New Equity Investments Series N - The Company entered into a Stock Agreement on April 28, 2005, pursuant to which the Company sold 2,544,097 shares of Series N Preferred to investors for $3.685 per share for net proceeds of approximately $9.375 million. The Series N Convertible Preferred Stock is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred Stock, a dividend at the rate of six percent per annum of the Series N stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Convertible Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N stated value plus any accrued and unpaid dividends (the "Liquidation Preference"). Each of the Investors has the right, at its option at any time, to convert any such shares of Series N Convertible Preferred Stock into such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying the number of shares of Series N Convertible Preferred Stock so to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $3.685 per share subject to certain adjustments. The approval of Investors holding at least 62.5% of the outstanding shares of the Series N Convertible Preferred Stock is required for certain significant corporate actions, including mergers and sales of substantially all of the Company's assets.

     Sale of Ottawa, Ontario Operations - On April 29, 2005 the Company sold its Ottawa, Ontario operations, and certain assets, to its respective senior management for approximately $280,000. As the sale included assets which were pledged as security when the Company executed and delivered a guarantee dated January 25, 2002 to Fleet to guarantee the indebtedness, liabilities and obligations of certain borrowers a partial release was required from Fleet as a condition of sale. Fleet granted such partial release in contemplation of the sale, requiring that net proceeds be remitted to apply against loans outstanding under the revolving credit facility. Remittance of proceeds was made direct to Fleet by the Purchaser coincidental with the close of the transaction. Gross revenues for the Ottawa operation approximate $3.0 million annually and the impact on the Company's Results from Operations is diminimus.

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

     The Company's customers represent a variety of industries and utilize the Company's services across multiple service offerings. Revenue categories and percentages of total revenue for the nine months ended April 2, 2005 and March 27, 2004 are as follows:

                                      Nine months ended
                               ------------------------------
                               April 2, 2005   March 27, 2004
                               -------------   --------------
Commercial & office products       40.3%            38.5%
Financial services                 27.2%            28.7%
Healthcare                         19.1%            19.3%
Transportation & logistics          7.4%             4.9%
Energy                              4.6%             5.2%
Technology                          1.4%             3.4%

     The Company had net loss of $28.6 million for the nine months ended April 5, 2005, including a net loss of $13.2 million for the three months then ended, which resulted in cash used in operating activities for the nine months of $32.6 million. In fiscal 2005, the Company has financed this operating cash flow deficit through net proceeds of $40 million from the issuance of preferred stock. The Company's ability to generate sufficient capital resources for its liquidity needs depends on its ability to substantially reduce its net loss. Although the Company has begun several initiatives to control costs, declines in revenue and increased operating expenses have resulted in an increased net loss during the most recent fiscal quarter.

     With the enactment of the Federal Law known as Check 21, on October 28, 2004, the Company anticipates continued reduction in financial services revenue as financial institutions will now electronically scan and process checks, without the required need to expedite movement of the physical documents to the clearing institution. In response to this reduction in revenue, the Company will focus on growing Healthcare and Healthcare-related services industries within the United States, and will seek to effectively capitalize on this national growth industry.

     During the remainder of fiscal 2005, the Company plans to continue to invest in automated technologies that will provide more economical delivery routing, enhance and automate package tracking, and increase productivity from both a frontline delivery and back office perspective. During fiscal 2004, the Company spent over $3 million, in the development and implementation of route management software solutions that are anticipated to have a significant impact on reducing overall delivery cost, and increasing the Company's ability to better manage its variable operating costs. These initiatives will be fine tuned over the next 12 to 24 months, and are anticipated to be applied across all services offering categories, allowing the Company to become more profitable and price competitive, through optimized route management and delivery density.

     During the last quarter of fiscal 2005, the Company intends to continue to aggressively focus its efforts on positive cash flow and continue improved operating performance. These activities include, but are not limited to, restructing of its operations, implementation of the Company's routing optimization software, maximization of the effectiveness of the variable cost model, implementation of customer-driven technology solutions, and improved leveraging of the consolidated back office SG&A platform.

     The Company continues to require third party financing to meet its liquidity requirements. On April 28, 2005 the Company entered into a Stock Agreement, pursuant to which the Company sold 2,544,097 shares of Series N Preferred to investors for $3.685 per share for net proceeds of approximately $9.375 million.

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

     As part of the Company's fiscal 2004 year-end closing, expenses were identified which may have had a material impact on the reported results of prior fiscal quarters. Management's attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters' reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal year-end adjustments were recorded as part of the Company's fourth quarter results. Corrections for the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

Historical Results of Operations

     Revenue for the quarter ended April 2, 2005 decreased $1.8 million or 2.7% to $66.1 million from $68.0 million for the quarter ended March 27, 2004. The decrease in revenue for the quarter ended April 2, 2005 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $10.3 million. This decline was offset by revenue growth during the quarter from new customer contracts and expansion within existing customers of approximately $8.5 million.

     Revenue for the nine months ended April 2, 2005 decreased $16.3 million or
7.6 % to $199.6 million from $215.9 million for the nine months ended March 27, 2004. The decrease in revenue for the nine months ended April 2, 2005 compared to the same period last year is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $36.3 million. This decline was offset by revenue growth during the nine month period from new customer contracts and expansion within existing customers of approximately $20.0 million.

     Cost of services for the quarter ended April 2, 2005 was $54.1 million, a decrease of $2.4 million or 4.3% from $56.5 million for the quarter ended March 27, 2004. The reduction in cost was in part a result of decreased business volumes, which accounted for a reduction of $1.6 million in driver and personnel costs. In addition costs were reduced as the result of moving from employee drivers to independent contractors, which resulted in savings of $1.1 million in insurance and $0.5 million in vehicle costs. Increased warehouse labor and other costs associated with increased revenue from the office products sector resulted in an increase in costs of $0.8 million. As a result, gross margin increased from 16.9% in the prior year period to 18.2% for the quarter ended April 2, 2005. The Company continues to focus on managing costs and has developed systems to more accurately manage driver pay in response to revenue volume changes. Although gross margins improved in the current quarter, benefits from these new systems are not very apparent in the results of operations.

     Cost of services for the nine months ended April 2, 2005 was $163.2 million, a decrease of $12.2 million or 7.0% from $175.4 million for the nine months ended March 27, 2004. The reduction in cost is a result of decreased business volumes, which accounted for a reduction of $13.0 million in driver and personnel costs, partially offset by cost increases of $0.8 million, which are primarily increased warehouse labor. As a result, gross margin declined from 18.8% in the prior year nine month period to 18.2% for the nine months ended April 2, 2005.

     Selling, general and administrative ("SG&A") expenses for the quarter ended April 2, 2005 were $19.9 million or 30.0% of revenue, a increase of $2.9 million or 5.1% as compared with $16.9 million or 24.9% of revenue for the quarter ended March 27, 2004. The company took a $0.6 million charge in the quarter associated with the termination of approximately 200 employees. In addition, the increased SG&A was comprised of $1.2 million in additional legal, audit and other outside services, $0.9 million in increased bad debt expense, and $0.3 million in increased compensation.

     SG&A expenses for the nine months ended April 2, 2005 were $51.1 million or 25.6% of revenue, an increase of $3.1 million compared with $48.0 million or 22.2% of revenue for the nine months ended March 27, 2004. The primary increases were personnel costs of $2.6 million, and legal fees of $1.5 million, offset by a decline in bad debt expense of $1.9 million.

     Occupancy charges for the quarter ended April 2, 2005 were $3.6 million, unchanged from the quarter ended March 27, 2004.

     Occupancy charges for the nine months ended April 2, 2005 were $10.7 million, an increase of $0.6 million or 5.6% from $10.1 million for the nine months ended March 27, 2004. Increases in building repairs and maintenance were $0.3 million and utilities were $0.2 million.

     Interest expense for the quarter ended April 2, 2005 increased $1.3 million to $2.0 million from $0.7 million for the quarter ended March 27, 2004. The increase in interest expense is related to an increase of amortization of deferred financing fees of $0.9 million and the Company's higher average borrowings.

     Interest expense for the nine months ended April 2, was unchanged for the nine months ended March 27, 2004. A decrease in interest expense related to the Company's lower average borrowings was offset by an increase in amortization of deferred financing fees.

     As a result of the foregoing factors, the net loss for the quarter ended April 2, 2005 was $13.2 million, compared with $9.8 million for the same period in fiscal 2004, an unfavorable change of $3.4 million. Net loss for the nine months ended April 2, 2005 was $28.6 million, compared with $21.2 million for the same period in fiscal 2004, an unfavorable change of $7.4 million.

     As a result of the foregoing factors and beneficial conversion features of $23.1 million (Series M Preferred) the net loss applicable to common shareholders, for the quarter ended April 2, 2005 was $36.3 million, compared with a net loss applicable to common shareholders of $9.8 million for the same period in fiscal 2004, an unfavorable change of $26.5 million.

     As a result of the foregoing factors and a beneficial conversion feature of $52.2 million (Series J Preferred - $7.3 million; Series K Preferred - $14.8 million; Series L Preferred - $7.0 million; Series M Preferred - $23.1 million) the net loss applicable to common shareholders, for the nine months ended April 2, 2005 was $80.8 million, compared with a net loss applicable to common shareholders of $46.4 million for the same period in fiscal 2004, a decline of $34.4 million.

Liquidity and Capital Resources

     Cash used in operations was $32.6 million for the first nine months of fiscal 2005 which includes a net loss of $28.6 million and $11.3 million of working capital changes. Cash used from the decrease in accounts payable was approximately $5.8 million as a result of vendor demand for pay down of aged account balances. Accounts receivable required approximately $1.2 million as a result of lower collections. The remaining use of working capital of $ 4.3 million was due to funding of insurance, legal and other miscellaneous claims.

     Cash used as a result of investing activities was $2.2 million for the first nine months of fiscal 2005 and consisted primarily of capital expenditures for the Company's continued implementation of the customer-driven technology solutions initiative. The Company's customer-driven technology solutions initiative is comprised mainly of two elements: (i) smart package tracking technology which will provide a single source of aggregated delivery information to national customers, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval.

     Cash provided as a result of financing activities amounted to $39.4 million during first nine months of fiscal 2005. The primary source of cash was from issuance of preferred stock, net of subscription receivables which provided $44.3 million, which is offset by debt financing fees of $4.2 million. Net payments on the revolving credit facility used $0.3 million of cash.

     As of April 2, 2005, the Company had no outstanding purchase commitments for capital improvements.

     The Company reported a loss from operations of approximately $25.4 million for the first nine months of fiscal 2005 and has negative working capital of approximately $25.4 million at April 2, 2005.

     On June 30, 2004, the Company's Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock ("Series K Preferred") through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. The issuance of the Series K Preferred was subject to shareholder approval and was non-voting unless converted into common stock. Additionally, shareholder approval was required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all the preferred shares. THLPV and MCG Global, who control a majority of the shares, voted for such approvals. The initial conversion price of the Series K Preferred was $0.15 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series K Preferred were issued and convertible then, each share of Series K Preferred was convertible into ten shares of the Company's common stock. Both the conversion price and the number of common shares into which the Series K Preferred is convertible are subject to adjustment in order to prevent dilution. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred and at that time recognized an additional charge against net loss available to common shareholders of $3.9 million to reflect the beneficial conversion.

     On December 20, 2004, the Company's Board of Directors authorized the sale of up to $7.0 million of Series L Convertible Preferred Stock ("Series L Preferred") through a private placement. The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold, pending shareholder approval, 7,000,000 shares of Series L Preferred to investors for $1.00 per share for net proceeds of approximately $7.0 million. The issuance of the Series L Preferred was subject to shareholder approval and was non-voting unless converted into common stock. Additionally, shareholder approval was required to increase the number of authorized shares of the Company's common stock by an amount sufficient to provide for the issuance of all of the preferred shares. THLPV and MCG Global, who control a majority of the shares, voted for such approvals. The conversion price of the Series L Preferred was $0.10 per common share, and, at the time the stock purchase agreements were executed, assuming that the Series L Preferred were issued and convertible then, each share of Series L Preferred was convertible into ten shares of the Company's common stock. Based on the pricing of the Series L Preferred, the sale of Series L Preferred contained a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

     On December 21, 2004, the Company signed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment was initially in the form of a convertible note that automatically converts into Series M Convertible Preferred Stock ("Series M Preferred") upon approval of the transaction by the Company's shareholders. The proceeds are being used for general working capital needs consistent with financial budgets approved from time to time by the Company's Board of Directors. The Series M Preferred accrues cumulative PIK dividends equal to 6% per annum. In the event the Company's shareholders do not approve the transaction, the interest rate will increase to 19% per annum. As part of the transaction, the investors required that the Company's charter be amended in a number of respects, including a requirement that, upon shareholder approval for the transaction, all preferred shareholders automatically convert their shares of preferred stock to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred will be entitled to a preference on liquidation equal to one times
(1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes.

     Under the Purchase Agreement, the Company may also sell up to an additional $2,000,000 in principal amount of the Notes ("Additional Notes") under the terms of the Purchase Agreement for up to 30 days after the December 21, 2004 ("Additional Note Sale Period"). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1,910,000 in principal amount of the Additional Notes on January 31, 2005 in a private placement to certain holders of its Preferred Stock. Mr. Alexander Paluch, a member of the Company's Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

     Subsequent to formal shareholder approval at the shareholders' meeting held on February 14, 2005 in Connecticut, the amounts of the total Series M Preferred investment, plus accrued dividends, less related unamortized debt issue costs, $22.9 million, $0.2 million, and $1.0 million, respectively, were reclassified on the Company's balance sheet as components of shareholders' equity. The Series M Preferred is deemed to contain a beneficial conversion amounting to $23.1 million which was recognized as a charge against net loss available to common shareholders at the time that the notes converted to equity.

     Management believes the investment will provide the Company with sufficient working capital resources to provide for the anticipated liquidity needs for the remainder of the fiscal year and to position the Company to accept definitive and available business with existing and new customers by settling their respective concerns about the Company's ability to service their respective business needs on a continuing basis.

     As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV, subject to shareholder approval, a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001. Due to the pricing of the warrant, the Company recorded $2.3 million as a deferred financing cost.

     In each instance of security sale, it is of the opinion of the Company that the offering is fair, from a financial point of view, to the shareholders other than the investor group. Such opinion is supported by a fairness opinion obtained by the Company.

     The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (7.25% at April 2, 2005), or, at the Company's election, at LIBOR plus 3.25%. As of April 2, 2005, the Company has 34.17% of the facility usage under LIBOR contracts at an interest rate of 6.13%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company's accounts receivable have been pledged to secure borrowings under the revolving note. The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule, subject to approval by the primary lender, commencing January 2005 terminating with a final payment at October 31, 2007. To date the primary lender has not provided approval.

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

     . EBITDA must exceed $0.75 million, $2.0 million, $2.5 million, and $3.3 million, respectively for the three month period ending January 1, 2005, the six month period ending April 2, 2005, the six month period ending July 2, 2005, and each six month period thereafter.

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

     At April 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders.

     On April 28, 2005 the Company entered into a Stock Agreement, pursuant to which the Company sold 2,544,097 shares of Series N Preferred to investors for $3.685 per share for net proceeds of approximately $9.375 million.

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

Claims Exposure

     As of April 2, 2005, the Company utilized the services of approximately 4,000 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per occurrence and an aggregate limit of $5 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company's insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolutions of claims, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

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

Material Weakness

     As part of the Company's fiscal year-end 2004 closing, expenses were identified that may have had a material impact on the reported results of prior fiscal quarters. Management's attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to access the need to restate prior quarters' reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible; and therefore all fiscal 2004 year-end adjustments were recorded as part of the Company's fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal 2004 results were fairly stated. Therefore, the Company can not definitively ascertain that these adjustments would not have materially impacted the first three quarters of fiscal 2004 results, which are reported herein.

     As noted in ITEM 4 CONTROLS AND PROCEDURES, during this 3rd quarter of the current fiscal year the Company has taken steps to correct and mitigate the material weaknesses that could have an adverse impact on the Company's business and financial reporting. In the absence of full implementation, however, material weaknesses still exist.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $29.3 million at April 2, 2005. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) (the "Certifying Officers"), the Company carried out an evaluation of the effectiveness of its "disclosure controls and procedures" (as the term is defined in the Securities Exchange Act of 1934, as amended (the "Act") Rules 13a-15(e) and 15d-15(e) to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure).

     As reported in Form 10-Q, under "ITEM 4. Controls and Procedures", for the fiscal quarter ended January 1, 2005 certain significant deficiencies were evident to management that, in the aggregate, represented material weaknesses, including inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews, substantiation and evaluation of certain general ledger account balances; inadequate procurement procedures; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the experience and training to fulfill their assigned functions. Based on this evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     For the quarterly reporting period ended April 2, 2005 management has again evaluated the effectiveness of the design and operations of disclosure controls and procedures; and the Certifying Officers have concluded that the Company's disclosure controls and procedures are substantially improved as to ensure that material information was recorded, processed, summarized and reported on a timely basis relative to Accounts Payable and Cash Accounts cutoff, authorization, data analysis and documentation in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. As to the implementation and effectiveness of disclosure controls and procedures relatives to the reconciliation of accounts the Certifying Officers' evaluation continues to indicate the existence of material weakness; and therefore not in compliance with the Company's disclosure obligations under the aforementioned rules and regulations.

(b) Changes in internal controls over financial reporting

     At the direction of the Audit Committee, the Company proceeded with its plans to enhance its internal controls and procedures, which it believes address each of the previously defined deficiencies and weaknesses. The Company has substantially augmented its financial and control expertise by the naming of a Chief Financial Officer, and the addition of a Corporate Controller, to provide hands-on oversight of the monthly financial closing, data analysis, account reconciliation and cutoff. The Company has also restructured its Finance Group to establish day to day process oversight, stronger cutoff & authorization controls, and operating efficiencies. In addition, the Company has designated specialists in this group to identify operating problems and spearhead resolution. Further, the Company has moved to purge inactive accounts from its files and has implemented a system of invoice processing and approval built upon multiple levels of active and passive reviews starting with system-required authorized vendor numbers and ending with review by an authorized signer. The Company believes that the corrective steps described herein will enable management to conclude that the internal controls over its financial reporting are effective when they are fully implemented. The Company will continue its efforts to identify assess and correct any additional weaknesses in internal control.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Item 1.01. Entry into a Material Definitive Agreement.

Sale of Series M Preferred Stock

     On December 21, 2004, Velocity Express Corporation, a Delaware corporation (the "Company"), entered into a Purchase Agreement (the "Purchase Agreement") with certain institutional and accredited investors (the "Investors"). Under the Purchase Agreement, the Company issued on December 21, 2004, 6% Convertible Notes (the "Notes") in the aggregate principal amount of $21,000,000, which will be convertible into Series M Preferred Stock of the Company upon stockholder approval of an increase in the Company's authorized share capital, a reverse stock split of the Company's Common Stock and certain other matters. Under the Purchase Agreement, the Company may also sell up to an additional $2,000,000 in principal amount of the Notes ("Additional Notes") under the terms of the Purchase Agreement for up to 30 days after the December 21, 2004 ("Additional Note Sale Period"). By January 27, 2005, all of the Investors have consented to extending the Additional Note Sale Period until January 31, 2005. However, the Purchase Agreement was not formally amended. The Company sold an additional $1,910,000 in principal amount of the Additional Notes on January 31, 2005, in a private placement to certain holders of its Preferred Stock. Mr. Alex Paluch, one of our directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as General Partner, purchased $250,000 of the Additional Notes in this offering.

     The Additional Notes have exactly the same terms as the Notes bearing interest at a rate equal to 6.0% per annum and were to mature and become due and payable on the earlier of (i) April 30, 2005 or (ii) the date on which the Company's stockholder vote not to approve the conversion of the Notes and Additional Notes into Series M Preferred. The Additional Notes were not to be repaid by the Company prior to maturity. Upon a Change of Control (as defined in the Additional Notes), the Company must repurchase the Additional Notes at the option of each holder. The Additional Notes were convertible automatically into shares of Series M Preferred Stock upon stockholder approval of the transaction pursuant to the Purchase Agreement and certain other matters. The conversion price per share for the Additional Notes equals $0.0737 multiplied by a fraction, the numerator of which is the number of shares of the Company's Common Stock, on a fully-diluted basis (including Common Stock and debt, preferred stock, rights options and warrants convertible into or exchangeable for Common Stock (but excluding options or warrants with an exercise price of $0.51 per share or more)) existing on December 21, 2005, and the denominator of which is the number of shares of the Company's Common Stock on a fully-diluted basis existing as of the conversion date. Any fractional shares of Series M Preferred resulting from this conversion shall be cashed and no fractional share of Series M Preferred shall be issued. Upon the occurrence of an "Event of Default," as defined in the Additional Notes, all unpaid principal and accrued interest under the Additional Notes shall automatically become immediately due and payable if the Event of Default is triggered by the Company becoming bankrupt or insolvent. If the Event of Default is triggered by reasons other than the Company becoming bankrupt or insolvent, all unpaid principal and accrued interest under the Additional Notes shall become immediately due and payable upon the election of the holders of the Additional Notes.

     Warrant to Purchase Common Stock - As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company's lenders in support of the Company's revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company's lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company's credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval which granted on February 14, 2005, a warrant to purchase 9,677,553 pre-reverse stock split shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the pricing of the warrant, the Company recorded $2.3 million as a deferred financing cost.

     Conversion of Preferred Shares to Common - Consistent with the terms of the Series M Convertible Preferred Stock offering ratification at the annual shareholders' meeting held on February 14, 2005, and amendment of the Company's charter, all shareholders of previously issued Preferred Series B through L automatically converted their shares of preferred stock to common stock.

     Reverse Stock Split - Pursuant to the Company's discussions with the NASDAQ, shareholder approval was granted for a 1:50 reverse stock split at the annual shareholders' meeting held on February 14, 2005. Such reverse stock split became effective with the trading of shares on February 16, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     As of July 3, 2004, the Company had in place waivers of its financial debt covenants related to its revolving credit and its senior subordinated debt facilities. Pursuant to the Company's receipt of $21.0 million of investment capital, on December 21, 2004 the Company obtained waivers and consents from its lenders. The lenders waived all defaults existing at that time and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the
(a) Company's EBITDA for each of two consecutive months equals or exceeds the Company's fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) Availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

     At April 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 14, 2005 at its annual meeting of shareholders, the Company submitted to its shareholders twenty matters, all of which were approved. The matters and voting thereon were as follows:

     1. To elect six directors for the ensuing year and until their successors are elected and duly qualified.

                               For      Withhold Authority
                           ----------   ------------------
     Vincent A. Wasik      97,219,692         59,280
     Alexander I. Paluch   97,223,832         55,140
     Richard A. Kassar     97,223,832         55,140
     Leslie E. Grodd       97,228,832         50,140
     John J. Perkins       97,223,832         55,140
     James G. Brown        21,320,266             --

     2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 2, 2005.

     For       97,262,722   Against             4,000
     Abstain       12,250   Broker non-votes       --

     3. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of the Company's authorized capital to 999,515,270 shares, of which 654,276,115 shares shall be common stock, $0.004 par value per share and 345,239,155 shares shall be preferred stock.

     For       97,261,482   Against              5,240
     Abstain       12,250   Broker non-votes        --

     4.   To approve the issuance of our Series I Convertible Preferred Stock.

     For       97,261,462   Against              5,260
     Abstain       12,250   Broker non-votes        --

     5. To approve the anticipated amendment to the certificate of designation of our Series I Convertible Preferred Stock.

     For       97,261,462   Against              5,260
     Abstain       12,250   Broker non-votes        --

     6.   To approve the issuance of our Series J Convertible Preferred Stock.

     For       97,261,462   Against              5,260
     Abstain       12,250   Broker non-votes        --

     7. To approve the anticipated amendment to the certificate of designation of our Series J Convertible Preferred Stock.

     For       97,261,462   Against              5,260
     Abstain       12,250   Broker non-votes        --

     8.   To approve the issuance of our Series K Convertible Preferred Stock.

     For       97,260,462   Against              5,260
     Abstain       13,250   Broker non-votes        --

     9. To approve the anticipated amendment to the certificate of designation of our Series K Convertible Preferred Stock.

     For       97,255,462   Against             10,260
     Abstain       13,250   Broker non-votes        --

     10. To approve the issuance of our Series L Convertible Preferred Stock and ratify the loan of $7 million by THLPV L.P. and its affiliates to the Company.

     For       97,260,462   Against              5,260
     Abstain       13,250   Broker non-votes        --

     11. To approve the issuance of a warrant to purchase 9,677,553 shares of Common Stock, at an exercise price of $0.0001 per share, to THLPV L.P. and its affiliates in return for its agreement to extend its obligations under the Capital Contribution Agreement, dated July 1, 2004, for a period of two years.

     For       97,260,462   Against              6,260
     Abstain       12,250   Broker non-votes        --

     12. To approve the issuance of our Series M Convertible Preferred Stock, $0.004 par value per share and the issuance of a warrant to TerraNova Capital for 4,882,174 shares of Series M Preferred and ratify the issuance of the 6% Convertible Note, issued on December 21, 2004, for $21 million.

     For       97,260,462   Against              6,260
     Abstain       12,250   Broker non-votes        --

     13. To approve the issuance of 1,106,663 warrants as bonuses to certain executive officers.

     For       97,067,309   Against            199,393
     Abstain       12,270   Broker non-votes        --

     14. To approve the issuance of 1,766,664 warrants to certain contractors of the Company.

     For       97,055,309   Against            211,393
     Abstain       12,270   Broker non-votes        --

     15. To effect a reverse stock split of the Company's outstanding Common Stock whereby the Company will issue one new share of Common Stock for 50 shares of the Company's Common Stock.

     For       97,211,062   Against             55,660
     Abstain       12,250   Broker non-votes        --

     16. To approve amending the certificate of incorporation of the Company to provide for mandatory conversion into Common Stock of each series of our outstanding preferred stock upon conversion of 100% of Series B Preferred Stock into Common Stock.

     For       97,238,959   Against             27,763
     Abstain       12,250   Broker non-votes        --

     17. To approve amending the Certificate of Incorporation to provide that the issuance of the Series M Preferred, the Additional Series M Notes, the Series M Preferred issued upon conversion of the Additional Series M Notes, the TerraNova Warrant or the Series M Preferred issued upon exercise of the TerraNova warrant shall not have any anti-dilution effect on any series of the Company's outstanding Preferred Stock.

     For       97,256,562   Against              5,160
     Abstain       17,250   Broker non-votes        --

     18. To approve the issuance of 513,763,445 shares of Common Stock to THLPV L.P. and its affiliates upon the conversion of all of the preferred stock held by THLPV L.P. and its affiliates.

     For       97,260,462   Against              5,260
     Abstain       13,250   Broker non-votes        --

     19. To approve the amendment to the Company's certificate of incorporation to permit the Company's stockholders to take action by written consent in lieu of a meeting.

     For       97,254,502   Against             12,220
     Abstain       12,250   Broker non-votes        --

     20.  To approve the Company's 2004 Stock Incentive Plan.

     For       97,055,329   Against            211,393
     Abstain       12,250   Broker non-votes        --


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

          31.1 Section 302 Certification of CEO

          31.2 Section 302 Certification of CFO

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the Town of Westport, State of Connecticut on May 17, 2005.

                                                   VELOCITY EXPRESS CORPORATION.


                                                   By /s/ Vincent A. Wasik
                                                      --------------------------
                                                      Vincent A. Wasik
                                                      Chief Executive Officer


                                                   By /s/ Daniel R. DeFazio
                                                      --------------------------
                                                      Daniel R. DeFazio
                                                      Chief Financial Officer