Form 10-K
period 2005-07-02
VELOCITY EXPRESS CORP
filed 2005-10-19
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

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

Yes    ☐      No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: January 1, 2005: $3,753,504.

As of July 2, 2005, there were 13,065,085 shares of Common Stock of the registrant issued and outstanding.

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

Company Overview

Velocity Express Corporation (formerly known as United Shipping & Technology, Inc.) and its subsidiaries (the “Company” or “Velocity”) are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

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

Acquisition and Integration of Corporate Express Delivery Systems

Effective August 28, 1999, United Shipping & Technology Inc., through a wholly-owned subsidiary, acquired from CEX Holdings, Inc. (“CEX”) all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. (“CEDS”), a provider of same-day delivery solutions (the “Acquisition of CEDS”). CEDS changed its name to UST Delivery Systems, Inc., and subsequently changed its name to Velocity Express, Inc. (“Velocity”). The results of Velocity’s operations have been included in the Company’s consolidated financial statements since August 28, 1999.

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

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values.

In fiscal 2002, the Company divested its third air courier business operation in October 2001.

Restructuring

During fiscal 2004 the Company relocated its headquarters and financial functions to Westport, Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. Approximately $243,000 of severance pay liability remained at July 3, 2004 and was reflected as pertaining to that fiscal year. At July 2, 2005 all of the severance pay liability had been satisfied.

At the end of the 3rd quarter of fiscal 2005 Company management redefined its business model to take advantage of the Company’s strengths in service delivery its local markets. Approximately 40 operating centers were designated for closure and employee headcount was reduced by about 200. At that time, the Company recorded a charge of $602,000 related to the restructuring; mostly reflective of severance costs. During the final quarter of fiscal 2005 the Company ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments as well as $100,000 in severance, and an estimated $300,000 charge was recorded to recognize the cost of service contracts that have no future economic benefit to the Company.

Industry Overview

The Company operates in the same-day time-critical logistics industry, which includes scheduled and non-scheduled, same-day transportation of documents and packages in local and inter-city markets. The industry also provides warehousing, facilities management and logistics solutions, as well as supply chain management and cross-dock and package aggregation services.

The Company believes the market for same-day time-critical logistics solutions is large and growing. Although the market is large, it is highly fragmented. There are relatively low entry barriers in this market as the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. The Company believes there are currently as many as 6,000 same-day transportation companies in the United States. Most are privately held and operate only on the local level. The focus is generally on operations, with little attention given to marketing and sales. Accordingly, the Company believes there is little perceived service differentiation between competitors at a local level, and that customer loyalty is generally short-term.

There are no dominant brands in the same-day time-critical logistics industry, and there is a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS® and Federal Express®, both of which use technology extensively.

The Company expects that further growth in the same-day time-critical logistics market will be fueled by corporate America’s trend toward outsourcing and third-party logistics. Many businesses that outsource their distribution and logistics needs prefer to purchase such services from one source, capable of servicing multiple cities nationwide. Outsourcing on a national scale decreases their number of vendors and also maximizes efficiency, improves customer service and simplifies billing. Customers are also seeking to reduce their cycle times and implement “supply chain management” and “just-in-time” inventory management practices designed to reduce inventory carrying costs. The growth of these time critical practices has increased the demand for more reliable logistics services. The Company believes that same-day transportation customers increasingly seek greater reliability, convenience, and speed from a trusted package delivery provider. Customers are also seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. The Company believes it is the only national same-day transportation and logistics service provider with the geographic reach and national footprint that will be able to meet these evolving needs.

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

From time to time, the Company’s drivers are involved in accidents. The Company carries liability insurance with a minimal deductible. Owner-operators and independent contractors are required to maintain auto liability insurance at amounts required by the Company. The Company also has insurance policies covering fidelity liability, which coverage includes all drivers. The Company reviews prospective drivers to ensure that they have acceptable driving records, and pass a criminal background and drug test, among other criteria; and in doing so, the Company has established a key competitive advantage.

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

The Company’s sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. The expansion of the Company’s national sales program and continuing investment in technology to support expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations. As of the end of fiscal 2005, approximately 80 percent of the Company’s revenues come from national companies needing multi-location logistics solutions.

Competition

The Company competes with a number of established, local, same-day couriers and messenger services. Competition in local markets is intense. Nationally, the Company competes with other large companies having same-day transportation operations in multiple markets. Although many of the Company’s competitors have substantial resources and experience in the same-day transportation business the Company believes that its national presence, wide array of service offerings, use of sophisticated technology, driver recruitment standards, and branding strategy present a compelling competitive advantage in any market in which it currently operates or may elect to enter.

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

Trademarks

The Company has registered Velocity Express®, Velocity®, Relentless Reliability® and currently has other applications pending for trademarks and service marks (“marks”) in the United States and internationally. There can be no assurance that any of these marks, if registered, will afford the Company protection against competitors with similar marks that may have a use date prior to that of the Company’s. In addition, no assurance can be given that others will not infringe upon the Company’s marks, or that the Company’s marks will not infringe upon marks and proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any mark claimed by the Company, and if instituted, that such challenges will not be successful.

Employees

As of July 2, 2005, the Company had approximately 1,241 employees, of whom approximately 675 primarily were employed in various management, sales, and other corporate positions and approximately 566 were employed as drivers and operations personnel. Additionally, the Company had contracts with approximately 3,100 independent contractor drivers in its delivery operations in North America. The Company believes that its relations with its employees are good and the Company is not a party of any collective bargaining agreement.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s internet website (http://www.velocityexp.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2.	DESCRIPTION OF PROPERTY

As of July 2, 2005, the Company operated from 127 leased facilities in the United States and 1 leased facility in Canada (not including customer-owned facilities). These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

State	Number of Leased Facilities	State	Number of Leased Facilities
Alabama	2	Nevada	1
Arizona	4	New Jersey	2
Arkansas	4	New Mexico	1
California	6	New York	12
Colorado	1	North Carolina	9
Connecticut	2	North Dakota	1
Florida	5	Ohio	1
Georgia	3	Oklahoma	4
Idaho	3	Oregon	1
Illinois	1	Pennsylvania	5
Indiana	1	South Carolina	2
Iowa	3	South Dakota	2
Kentucky	2	Tennessee	3
Louisiana	7	Texas	12
Maryland	1	Utah	1
Massachusetts	2	Virginia	8
Michigan	4	Washington	1
Minnesota	4	Wisconsin	3
Mississippi	3	Total facilities in U.S.	127

The Company’s corporate headquarters is located at One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut 06880. The Company believes that its properties are well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

As of July 2, 2005, the Company leased approximately 232 vehicles of various types through operating leases, which were operated by drivers employed by the Company. The Company also engages independent contractors who provide their own vehicles and are required to carry insurance coverage at levels dictated by the Company.

Aggregate rental expense, primarily for facilities, was approximately $16.9 million for the year ended July 2, 2005. See Note 13 to the Company’s Consolidated Financial Statements.

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

The Company brought action against SVT, Inc (“SVT”), a company that had previously supplied significant information technology functions to Velocity. The Company successfully sought injunctive relief and money damages. SVT counterclaimed for amounts it said Velocity owed to SVT for services already provided. On December 3, 2004 the case settled in favor of SVT for $1.25 million, which was paid in full by Velocity in January 2005.

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N. A. Ltd. Corp., (the “Plaintiffs”) The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”) By granting the motions, the court did resolve the liability issues and hold that BOA/Hancock is entitled to recover the amounts sued for. The parties have reached a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million after an initial good faith payment of $0.3 million. In addition, the Plaintiffs will receive 500,000 shares of the Company’s common stock, guaranteed at a $6.00 per share minimum value subject to future conditions. As part of the final settlement, the Company will seek waivers of financial covenants of the Company’s Amended and Restated Loan and Security Agreement, with Fleet Capital Corporation and Merrill Lynch Capital (the “Senior Lender”), and with BET Associates, LP relative to waiver of certain financial covenants of its Subordinated Debt. The total accrued settlement cost approximates $5.7 million at July 2, 2005.

On August 5, 2005 the Company entered into a settlement related to actions arising from an effort, by John H. Harland Company (“Harland”), to recover from Velocity payments made by Harland to Patrick Connolly under a long-standing employment agreement between Connelly and a predecessor company to Velocity. Connolly claimed to be entitled to payments of approximately $15,000 per month during his lifetime. An order was entered in the arbitration in April 2005 directing Velocity to resume making the monthly payments. Mr. Connolly died subsequent to the arbitration ruling, thereby terminating any further obligation to make the monthly payments. Under the settlement with Harland, with an initial payment of $250,000, the Company is required to pay $325,000 over the next eleven [11] months, for a total of $575,000.

The MIS and Harland settlement commitments are reflected on the Company’s balance sheet at July 2, 2005 as a component of current liabilities.

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

No matters were submitted to shareholders during the fourth quarter of fiscal 2005.

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock currently trades under the symbol “VEXP” on the NASDAQ Small Cap Market. The following table sets forth the quarterly high and low closing prices for the Company’s Common Stock, as reported by NASDAQ for each full quarterly period within the two most recent fiscal years. These prices represent inter-dealer prices without adjustment for mark-up, mark-down or commission and do not necessarily reflect actual transactions. (Adjusted to reflect 1:50 reverse stock split effective February 16, 2005)

Period	High	Low
Fiscal 2005:
First Quarter	$31.50	$16.50
Second Quarter	25.00	9.50
Third Quarter	18.00	3.59
Fourth Quarter	12.13	3.78

Fiscal 2004:
First Quarter	$45.00	$30.50
Second Quarter	41.50	28.50
Third Quarter	51.00	25.50
Fourth Quarter	35.00	14.50

The closing price of the Company’s stock on October 10, 2005 was $3.20

On October 10, 2005, the number of registered holders of record of Common Stock was 445. Approximately 2,800 shareholders hold common stock in street name.

The transfer agent for the Company’s Common Stock is American Stock Transfer & Trust, 59 Maiden Lane, New York, New York.

The Company has not paid any cash dividends on its Common Stock and expects that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the continued operations of its business. However, in the instances of issuance(s) of Preferred Stock Series M, N & O there is a provision for accumulation of Payment in Kind (“PIK”) dividend. Further, in instances where the Preferred Stock is considered to be issued at a discount, such calculated amount of Beneficial Conversion is recognized as a deemed dividend to the Preferred Shareholders at the time of the sale and a charge against the net loss available to Common Shareholders. Payment of dividends is within the discretion of the Company’s Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of the Company, among other factors. Further, the Company’s ability to pay dividends is restricted under the terms of the revolving credit facility and subordinated debt facility.

Equity Compensation Plan Information

The Company maintains the 1995 Stock Option Plan (the “1995 Plan”), the 2000 Stock Option Plan (the “2000 Plan”) and the 1996 Director Stock Option Plan (the “1996 Director Plan”), pursuant to which it may grant equity awards to eligible persons. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan and the 1996 Director Plan.

The following table sets forth information about the Company’s equity compensation plans as of July 2, 2005. For more information about the Company’s stock option plans, see Note 9 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	125,984	(1)	$139.71	31,243	(2)
Equity compensation plans not approved by security holders(3)	320,980		15.28	NA

Total	446,964		50.36	31,243

(1)	Includes (i) 3,401 shares to be issued upon exercise of options granted under the 1995 Plan, (ii) 14,581 shares to be issued upon exercise of options granted under the 2000 Plan, (iii) 180 shares to be issued upon exercise of options granted under the 1996 Director Plan, (iv) 7,192 shares to be issued upon the exercise of warrants granted in connection with the sale of Series F Preferred Stock, and (v) 100,630 shares to be issued upon the exercise of warrants granted in connection with the sale of Series H Preferred Stock.
(2)	1,467 shares remaining under the 1995 Plan; 27,616 shares remaining under the 2000 Plan; and 2,160 shares remaining under the 1996 Director Plan.
(3)	Includes (i) 1,900 non-qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment with the Company which vested ratably over three years; (ii) 400 non-qualified stock options issued in October 2001 to certain executive officers which vested ratably over two years on each six-month anniversary of the date of grant; (iii) 300 non- qualified stock options issued to a consultant in exchange for services provided in 1999 which option vested on the date of grant; and (iv) 318,380 shares of common stock issuable upon exercise of warrants that were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices. Certain of the warrants contain a provision to allow additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 2, 2005, each warrant is exercisable into one share of common stock.

Recent Sales of Unregistered Securities

The following describes sales of the Company’s securities in the last fiscal quarter and subsequent to the last fiscal quarter without registration under the Securities Act of 1933 (the “Securities Act”):

Pursuant to a Stock Purchase Agreement entered into on April 28, 2005, the Company sold 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred Stock”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred Stock is convertible into one share of the Company’s common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments. The proceeds were to be used for general working capital needs. The Series N Preferred Stock is entitled to receive, in preference to holders of all other classes of stock (other than holders of the Series M Preferred Stock), a PIK dividend at the rate of six percent per annum of the Series N stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N stated value plus any accrued and unpaid dividends. The approval of shareholders holding at least 62.5% of the outstanding shares of the Series N Preferred Stock is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D. Common shares relative to conversion of Series N Preferred, were registered by means of a Form S-1 filed on August 5, 2005.

On July 20, 2005 the Company entered into Stock Purchase Agreements for the sale of 1,400,000 shares of a newly authorized series of the Company’s preferred stock (the “Series O Preferred Stock”) in exchange for aggregate gross proceeds of $5,600,000. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D. Common shares relative to conversion of Series O Preferred, were registered by means of a Form S-1 filed on August 5, 2005.

The Series O Preferred Stock is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M and N Preferred Stock, a PIK dividend at the rate of six percent per annum of the Series O stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series O Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M and N Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior to the Series M and N Preferred Stock from the standpoint of liquidation, the Series O Preferred Stock also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred Stock is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors.

Each of the shareholders have the right, at its option at any time, to convert any such shares of Series O Preferred Stock into such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying the number of shares of Series O Preferred Stock so to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $4.00 per share subject to certain adjustments.

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provide for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred Stock”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred Stock has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight (8) percent per annum of the Series P stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the interest rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding common stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred Stock shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred Stock into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Investors 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred Stock by tendering to the Investors 100% of the Conversion Price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P prior to the Registration Statement becoming effective, the Company may redeem the Series P by paying to the Investors the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P plus all accrued dividends, plus 50% of the difference between the conversion price then in effect and the average closing price of the Company’s common stock for the 30 calendar days preceding such redemption. Each investor also received an A Warrant and B Warrant, each a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days.

Management believes these sales will provide the Company with sufficient working capital resources to position it to obtain new business with existing and new customers by settling their respective concerns about the Company’s ability to service their respective business needs on a continuing basis.

In each instance of security sale, it is of the opinion of the Company that the offering was fair, to the shareholders at the time of the transaction.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing in Item 7 of this Form 10-K. The selected statements of operations data as well as the selected balance sheet data presented below are derived from our consolidated financial statements.

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
	(In thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$256,662	$287,918	$307,138	$342,727	$471,682
Cost of services	208,342	238,320	241,136	264,766	377,498

Gross profit	48,321	49,598	66,002	77,961	94,184
Operating expenses(1)(2)	92,395	92,402	74,001	75,549	116,277
Restructuring charge(3)	1,603	356	—	—	7,060

Operating (loss) income(1)(2)(3)	(45,678)	(43,160)	(7,999)	2,412	(29,153)
Interest expense, net	(4,750)	(4,567)	(3,959)	(13,068)	(6,482)
Common stock warrant charge	—	—	—	(1,048)	—
Other income (expense)	584	(109)	(301)	1,225	364

Net loss(1)(2)(3)	$(49,844)	$(47,836)	$(12,259)	$(10,479)	$(35,271)

Net loss applicable to common shareholders(1)(2)(3)	$(106,869)	$(77,683)	$(15,609)	$(20,357)	$(35,022)

Basic and diluted loss per common share(1)(2)(3)(4)	$(21.01)	$(551.89)	$(169.44)	$(290.81)	$(525.38)

Basic and diluted weighted average number of common shares outstanding(4)	5,087	141	92	70	67

	As of
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
Balance Sheet Data
Working capital (deficit)	(36,450)	$(35,544)	$(20,419)	$21,155	$(2,809)
Total assets	87,356	93,676	106,489	113,889	158,375
Long-term debt and capital leases	2,829	5,235	4,602	38,756	61,242
Redeemable preferred stock	—	—	—	—	35,421
Shareholders’ equity (deficit)	10,429	6,475	22,450	29,315	(31,592)

The following items impact the comparability of our data from continuing operations:

(1)	July 2, 2005 includes an increase in the legal settlement reserve for the MIS summary order and related expense for $4.9 million.
(2)	The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on July 1, 2001, and accordingly, ceased amortizing goodwill totaling $ 42.8 million as of July 1, 2001.
(3)	Restructuring charges and asset impairments, which included costs for severance, excess facilities, and impairment of long-lived assets were $1.6 million for fiscal 2005, $0.4 million for fiscal 2004, $0 for fiscal 2003 and 2002, and $7.1 million for fiscal 2001.
(4)	Adjusted for 1:50 reverse stock split on February 16, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Cost of sales consists of costs relating directly to performance of services, including driver and messenger costs, third party delivery charges, insurance and workers’ compensation costs. Substantially all of the drivers used by the Company provide their own vehicles, and approximately 99.4% of these owner-operators are independent contractors as opposed to employees of the Company. Drivers and messengers are generally compensated based on a percentage of the delivery charge. Consequently, the Company’s driver and messenger costs are variable in nature. To the extent that the drivers and messengers are employees of the Company, employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

Selling, general and administrative expenses (“SG&A”) include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in SG&A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, goodwill, insurance reserves, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage earned revenue. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances or write-off may be required. In fiscal 2005, the change in the allowance for doubtful accounts was a net increase of $5.1 million.

•	Goodwill Impairment

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, in June 2001. Effective with fiscal 2002 as a result of adopting this new standard, the Company no longer amortizes goodwill. Rather, goodwill is subjected to impairment testing, which requires that the Company estimate the fair value of its reporting unit to its carrying value. The estimation of fair value requires making judgments concerning future cash flows and appropriate discount rates. These cash flow estimates take into account current customer volumes and the expectation of new or renewed contracts, historic gross margins, historic working capital parameters and planned capital expenditures. The estimate of the fair value of goodwill could change over time based on a variety of factors, including the actual operating performance of the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

In order to determine the fair value of Velocity Express the Company employed two approaches, as follows:

•	Implied Enterprise Value based upon publicly trade stock prices.

•	Analysis of Fair Value based upon Discounted Cash Flow.

Each of the approaches indicated above is widely accepted in determining Fair Value for an enterprise. In each instance, the values indicated were in excess of the carrying amount of Goodwill, and therefore no adjustment for impairment was required in fiscal 2005.

•	Insurance Reserves

During the third quarter of fiscal 2005, the Company initiated an insurance program with minimal or no deductibles. Prior to that time the Company maintained an insurance program with policies that had various higher deductible levels. The Company reserved the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that had occurred in the normal course of business. These reserves have been established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

•	Contingencies

As discussed in Note 13 to the consolidated financial statements, the Company is involved in various legal proceedings and contingencies and has recorded liabilities for these matters in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). SFAS No. 5 requires a liability to be recorded based on the Company’s estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from its estimates. If a contingency were settled for an amount greater than the estimate, a future charge to income would result. Likewise, if a contingency were settled for an amount that is less than the estimate, a future credit to income would result.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue are as follows:

	Fiscal year ended:
	July 2, 2005	July 3, 2004
Commercial & office products	45.8%	34.9%
Financial services	21.5%	31.0%
Healthcare	20.2%	20.1%
Transportation & logistics	7.2%	7.5%
Energy	4.1%	4.7%
Technology	1.2%	1.7%

The Company had a net loss of $49.8 million for the fiscal year ended July 2, 2005, including a net loss of $21.3 million for the three months then ended July 2, 2005, which resulted in cash used in operating activities for the year of $45.3 million. In fiscal 2005, the Company has financed this operating cash flow deficit through net proceeds of $52.2 million from the issuance of preferred stock (see Liquidity and Capital Resources). The Company’s ability to generate sufficient capital resources for its liquidity needs depends on its ability to substantially reduce its net loss or raise additional capital. Although the Company has begun several initiatives to control costs, and has a financial plan for 2006 that anticipates operating cash flow in the 4th quarter, declines in revenue and increased operating expenses have resulted in an increased net loss during the 4th fiscal quarter of fiscal 2005.

With the enactment of the Federal Law known as Check 21, on October 28, 2004, the Company anticipates continued deterioration of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. Partially off-setting this deterioration of revenue in the Financial Services industry, the Company believes it will benefit from the growth in Healthcare and Healthcare related services industries within the United States, and be able to effectively leverage their broad coverage footprint to capitalize on this national growth industry.

During fiscal 2006, the Company plans to continue to invest in automated technologies that will increase its competitive advantage in the market by providing more economical delivery routing, enhance and automated package tracking, and increased productivity from both a frontline delivery and back office perspective. During fiscal years 2003, 2004 and 2005, the Company spent over $5 million, in the development and implementation of route management software solutions that are anticipated to have a significant impact on reducing overall delivery cost, and increasing the Company’s ability to better manage their variable operating cost. During the fourth quarter of fiscal 2005 the Company realized a savings approximating 3% of driver pay as a direct result of the implementation of its route management software solution. Initiatives will be fine tuned over the next 12 months, and are anticipated to be applied across all services offering categories, allowing the Company to have operating cash flow in the 4th fiscal quarter of 2006, through optimized route management and delivery density.

During 2005 the Company continued to require third party financing to meet its liquidity requirements. On April 28, 2005, the Company entered into a Stock Agreement, pursuant to which the Company sold 2,544,097 shares of Series N Preferred Convertible Stock (“Series N Preferred Stock”) to investors for $3.685 per share for net proceeds of approximately $9.4 million. Based on the pricing of the Series N Preferred Stock, the sale contained a beneficial conversion amounting to $4.8 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders. On July 20, 2005, the Company entered into a Stock Agreement, pursuant to which the Company sold 1,400,000 shares of Series O Preferred Convertible Stock (“Series O Preferred Stock”) to investors for $4.00 per share for net proceeds of approximately $5.6 million. Based on the pricing of the Series O Preferred Stock, the sale contained a beneficial conversion amounting to $3.1 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders. On October 14, 2005, the Company entered into Stock Purchase Agreements with one group of institutional investment funds and one accredited investor, pursuant to which the Company sold 3,099,513 shares of Series P Preferred Stock (the “Series P Preferred Stock”) for $3.34 per share for net proceeds of approximately $10.4 million.

Historical Results of Operations

Year ended July 2, 2005 Compared to Year Ended July 3, 2004

The Company reports its financial results on a 52-53 week fiscal year basis. Under this basis, the Company’s fiscal year ends on the Saturday closest to June 30th. Fiscal 2004 was a 53 week year, 2005 and 2003 each consisted of 52 weeks. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. As such, the fiscal 2004 year includes an additional week of revenues and expenses when compared against the results of fiscal 2005 and 2003, respectively.

Revenue for the year ended July 2, 2005 decreased $31.3 million or 10.9% to $256.7 million from $287.9 million for the year ended July 3, 2004. The decrease in revenue for the year ended July 2, 2005 compared to the same period last year is in large part attributable to lower volume experienced as a result of the restructure of operations done at the end of the company’s third fiscal quarter. Analyses of route profitability indicated that the Company was operating in a number of locations that did not have sufficient customer density for the Company to profitably deliver its targeted service levels. As a result the Company closed over 40 of its locations (primarily smaller facilities in low density areas) and terminated several unprofitable customer contracts. The result was a 20% reduction of weekly revenue. For the fiscal year lost revenues, inclusive of the fourth quarter restructure and losses associated with pricing pressures and customer freight volume fluctuations, were approximately $56 million. This revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $25 million. Greater concentration on national [large] account business resulted in an increased proportion of revenues originating from those accounts. For fiscal 2005, $154.0 million or 60.0% of total revenues can be attributed to the Company’s top 50 accounts; versus $149.5 million or 51.9% as to the representative top 50 relative to the operations of fiscal 2004.

The Company is continually engaged in bidding additional contract work for a variety of new and existing customers. The Company’s current pipeline of bidding activity remains robust, with potential customers where expected billings would approximate an annual $45 million. The activity is consistent across all geographic regions in which the Company operates. Implementation of newly awarded contracts generally requires from thirty to sixty days for full implementation.

Cost of Services for the year ended July 2, 2005 was $208.3 million, a reduction of $30.0 million or 12.6% from $238.3 million for the year ended July 3, 2004. Decreased volume and closed facilities accounts for $25.9 million of the decrease. The Company has focused on reducing its cost through two initiatives:

•	(i) the conversion of its workforce from employee drivers to an Independent Contractor model which creates a more variable cost structure and higher gross margins, and

•	(ii) by implementing proprietary route management technology which builds timing and efficiency into the delivery model thereby allowing the company to improve its gross margins.

As a result, payments to drivers and purchased transportation cost have been reduced by $5.0 million and costs associated with employee drivers, primarily vehicle costs and insurance, have been reduced by an additional $5.2 million. Beginning in April of 2005, with the Company’s restructuring including consolidation of operating locations, the Company began to realize significant reductions in costs relative to its redefined routes as fostered by its proprietary route management system. With approximately $4.0 million of weekly revenue and already recognized 8% drop in driver pay, the Company has recognized real savings from implementation of the route management system. Projected over a 12 month period such savings would project to $16.6 million annually. This savings has been partially offset by a $6.2 million in increased costs of warehouse labor. As a result, the gross margin on service has increased from 17.2% for the year ended July 3, 2004 to 18.8% for the year ended July 2, 2005. Management’s expectation is for quarter over quarter improvements in margin.

Occupancy charges for the year ended July 2, 2005 were $15.0 million, an increase of $0.9 million or 6.6 % from $14.1 million for the year ended July 3, 2004. The increase is mainly due to higher utility and common area maintenance charges as well as higher net rental expense and is offset by savings achieved by a cost reduction initiative enacted with the shut down of facilities commencing in April 2005.

Selling, general and administrative (“SG&A”) expenses for the year ended July 2, 2005 were $77.4 million or 30.2% of revenue, a decrease of $0.9 million or 1.2% as compared with $78.3 million or 27.2% of revenue for the year ended July 3, 2004. The decrease in SG&A for the year resulted, in part, from a decrease in bad debt expense from prior by $4.5 million and a decrease in the cost of warrants issued to certain members of management by $2.6 million, partially offset by an increase in legal settlement costs of $5.4 million and an increase in legal fees of $0.8 million.

Restructuring charges and asset impairments for the year ended July 2, 2005 were $1.6 million, an increase of $1.2 million or 350.3% from the $0.4 million for the year ended July 3, 2004. The $1.6 million charge in 2005 represents severance costs associated with a reduction in force, contract termination costs and asset impairments related to the Company’s restructuring of its operations.

Interest expense for the year ended July 2, 2005 increased $0.2 million to $4.8 million from $4.6 million for the year ended July 3, 2004. Interest expense related to the Company’s borrowings increased over the same period in the prior year as a result of higher average interest rates under the revolving credit and senior subordinated debt facilities.

As a result of the foregoing factors, the net loss for the year ended July 3, 2005 was $49.8 million, compared with $47.8 million for the same period in fiscal 2004, a decline of $2.0 million, or 4.2%.

Net loss applicable to common shareholders was $106.9 million for year ended July 2, 2005 as compared with $77.7 million for the same period in fiscal 2004. For the year ended July 2, 2005, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series I Preferred & Series J Preferred. In the prior year, the difference between net loss applicable to common shareholders and net loss related to the accretion of the charge associated with the common stock warrants issued with the Series J, K, L, M and N Preferred Stock.

Year ended July 3, 2004 Compared to Year Ended June 28, 2003

Revenue for the year ended July 3, 2004 decreased $19.2 million or 6.3% to $287.9 million from $307.1 million for the year ended June 28, 2003. The decrease in revenue for the year ended July 3, 2004 compared to the same period in fiscal 2003 is related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $54.3 million. This decline was offset by revenue growth during the year from new customer contracts and expansion within existing customers of approximately $35.1 million. A greater focus on selling to national accounts resulted in an increased proportion of revenues originating from those accounts. In fiscal 2004, $149.5 million or 51.9% of total revenues can be attributed to the Company’s 50 largest accounts; versus $129.1 million or 42.0% during fiscal 2003.

Cost of services for the year ended July 3, 2004 was $238.3 million, a reduction of $2.8 million or 1.2% from $241.1 million for the year ended June 28, 2003. These decreases consist of a $7.5 million volume and restructure related reductions in employee driver, and employee driver related cost, off-set by increases of $4.7 million related to rising insurance cost. During 2004, under the employee driver based model, the Company was effected adversely by fix driver pay commitments during periods where customer attrition and reductions in sales volume where experienced. As a result, when combined with the increase in insurance cost, gross margin declined from 21.5% in fiscal 2003 to 17.2% for the year ended July 3, 2004. During the Second/Third Quarter of 2004, the Company began the movement towards an independent contractor driver based model, which allowed for continued improvement in driver related cost. As of July 3, 2004, the Company had reduced the number of employee based drivers by approximately 10% from the prior fiscal year-end.

Selling, general and administrative (“SG&A”) expenses for the year ended July 3, 2004 were $78.3 million or 27.2% of revenue, an increase of $17.3 million or 28.4% as compared with $61.0 million or 19.9% of revenue for the year ended June 28, 2003. The increase in SG&A for the year resulted, in part, from $7.7 million of incremental adjustments to the Company’s accounts receivable in fiscal 2004. An additional $2.7 million of SG&A was recorded to recognize the cost of warrants issued to certain members of management. Further, approximately $2.4 million of the SG&A increase relates to increased utilization of contract labor. Other items contributing to the increase totaled $5.1 million.

Occupancy charges for the year ended July 3, 2004 were $14.1 million, an increase of $1.0 million or 8.1% from $13.0 million for the year ended June 28, 2003. The net increase is due to higher utility and common area maintenance charges, higher net rental expense and the expansion of facilities to handle increased demands associated with new markets, the expansion of the Company’s coverage footprint and location specific growth and volume related requirements.

Interest expense for the year ended July 3, 2004 increased $0.6 million to $4.6 million from $4.0 million for the year ended June 28, 2003. Interest expense related to the Company’s borrowings increased over the same period in the prior year as a result of higher average interest rates under the revolving credit and senior subordinated debt facilities, and an increase in amortization of deferred financing fees.

As a result of the foregoing factors, the net loss for the year ended July 3, 2004 was $47.8 million, compared with $12.3 million for the same period in fiscal 2003, a decline of $35.5 million.

Net loss applicable to common shareholders was $77.7 million for year ended July 3, 2004 as compared with $15.6 million for the same period in fiscal 2003. For the year ended July 3, 2004, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series I Preferred & Series J Preferred. In the prior year, the difference between net loss applicable to common shareholders and net loss related to the accretion of the charge associated with the common stock warrants issued with the Series H Preferred.

Changes in internal controls over financial reporting

As described above, on December 23, 2004 the Company reported material weaknesses as of July 3, 2004. The Company has taken steps to attempt to improve its internal controls and its control environment. At the direction of the Audit Committee, the Company proceeded with its plans to enhance its internal controls and procedures, which it believes addresses some of the previously defined deficiencies and weaknesses. The Company has substantially augmented its financial and control expertise during the second half of fiscal 2005 by the naming of a Chief Financial Officer, hiring a Senior Vice President of Finance and the addition of a Corporate Controller, to provide hands-on oversight of the monthly financial closing, data analysis, account reconciliation and cutoff. The Company has also restructured its Finance Group to establish day to day process oversight, stronger cutoff & authorization controls, and operating efficiencies. In addition, the Company has designated specialists in this group to identify operating problems and spearhead resolution. Further, the Company has moved to purge inactive accounts from its files and has implemented a system of invoice processing and approval built upon multiple levels of active and passive reviews starting with system-required authorized vendor numbers and ending with review by an authorized signer.

In connection with the preparation of the Company’s consolidated financial statements for the year ended July 2, 2005 certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis and due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

At the direction of the Audit Committee, management has continued to review how the material weaknesses and deficiencies in internal control occurred and is proceeding expeditiously with its existing plan to enhance internal controls and procedures. The Company has accelerated efforts to move to a single financial reporting platform.

Liquidity and Capital Resources

The Company reported a loss from operations of approximately $45.7 million for fiscal 2005 and has negative working capital of approximately $36.5 million at July 2, 2005, which includes the classification of the revolving credit facility as a current liability. As of July 2, 2005, the Company had total cash of approximately $5.8 million. The Company has financed its operations and has met its capital requirements since incorporation primarily through the combination of private and public issuances of equity securities, bank borrowings and cash generated from operations, as it is not currently generating positive cash flow from its operations. The Company believes that, barring any unforeseen changes, its existing cash will be sufficient to fund operating losses, capital expenditures and provide adequate working capital through the end of the fiscal year 2006. The accompanying financial statements have been prepared as if the Company will continue as a going concern. However, there can be no assurance that events in the future will not require the Company to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to the Company, if at all.

During the year ended July 2, 2005, the net increase in year end cash was $4.6 million compared to a net decrease of $0.4 million during the year ended July 3, 2004. As reported in the Company’s consolidated statements of cash flows, the increase (decrease) in cash during the years ended July 2, 2005 and 2004 is summarized as follows (in thousands):

	Years ended July
	2005	2004
Net cash used in operating activities	$(45,275)	$(14,404)
Net cash used in investing activities	(1,937)	(5,485)
Net cash provided by financing activities	51,798	19,520

Total increase (decrease) in cash	$4,586	$(369)

Cash used in operations was $45.3 million for fiscal 2005. This use of funds was comprised of a net loss of $49.8 million and by net cash used as a result of working capital changes of $10.2 million ($7.6 million of which was used to pay down old vendor balances).

Cash used as a result of investing activities was $1.9 million and consisted primarily of capital expenditures for the Company’s continued development and implementation of cost savings and customer-driven technology solutions initiatives. The Company’s major technological cost savings initiative entailed detailed and interactive analysis and optimization of the Company’s routing designs and metrics. This effort was focused upon optimizing the efficiency of route definition and benchmarking standards used in delivery metrics and driver compensation. Two customer-driven technology solutions initiatives were placed in service during the fiscal year and were comprised of the following elements: (i) a smart package tracking technology which provides a single source of aggregated delivery information to national customers in the pharmaceutical controlled environment, it provides visibility throughout the delivery process from dispensing to acceptance at individual nurses station, and (ii) a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, and real-time proof of delivery retrieval. The Company expects to reduce its capital expenditures in fiscal 2006 due to the completion of portions of the significant software initiatives described above.

Cash provided from financing activities amounted to $51.8 million during fiscal 2005. The primary source of cash was from the issuance of preferred stock.

On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25.0 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders and required a charge against net loss available to common shareholders. On December 21, 2004, the Company sold 2,584,800 additional shares of Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred and at that time recognized an additional charge against net loss available to common shareholders of $3.9 million to reflect the beneficial conversion.

The issuance of the Series K Preferred was approved at the shareholders’ meeting on February 14, 2005. Additionally, shareholder approval was granted to increase the number of authorized shares of the Company’s common stock by an amount sufficient to provide for the issuance of all the preferred shares. In accordance with the shareholders’ approval of an amendment to provide for mandatory conversion of all certain preferred shares, each share of Series K Preferred was converted into ten shares of the Company’s Common Stock on February 15, 2005.

The Company entered into a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold 7,000,000 shares of Series L Preferred to investors for $1.00 per share. Based on the pricing of the Series L Preferred, the sale of Series L Preferred resulted in a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders. Upon shareholder approval of the Series M transaction [described below] at the shareholders meeting on February 14, 2005 all series L Preferred were converted to shares of Company common stock based upon the specific conversion features of its initial placement.

On December 21, 2004, the Company executed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment was initially in the form of a convertible note which converted into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders at on February 14, 2005. The proceeds were used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. The

Preferred Series M Stock accrues cumulative PIK dividends equal to 6% per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number or respects, including a requirement that all previously issued preferred equity be converted to common stock. In the event of any liquidation or winding up of the Company, the holders of the Preferred Series M will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as a liquidation for these purposes. The Company sold an additional $1,910,000 of Series M Convertible Notes during January of 2005. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

Subsequent to formal shareholder approval at the shareholders’ meeting held on February 14, 2005 the amount of the total Series M Preferred investment, plus accrued dividends, $23.1 million, was reclassified on the Company’s balance sheet as a component of shareholders’ equity. The Series M Preferred was deemed to contain a beneficial conversion amounting to $23.1 million which was recognized as a charge against net loss available to common shareholders at the time that the notes converted to equity.

As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

Pursuant to a Stock Purchase Agreement entered into on April 28, 2005, the Company contracted to sell to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Convertible Preferred is convertible into one share of the Company’s common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments. The proceeds are being used for general working capital needs consistent with financial budgets approved from time to time by the Company’s Board of Directors. The Series N Convertible Preferred Stock is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred Stock, a dividend at the rate of six percent per annum of the Series N stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Convertible Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N stated value plus any accrued and unpaid dividends. The approval of Investors holding at least 62.5% of the outstanding shares of the Series N Convertible Preferred Stock is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets. Based on the pricing of the Series N Preferred, the sale of Series N Preferred contained a beneficial conversion amounting to $4.8 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

On July 20, 2005, the Company executed Stock Purchase Agreements with seven institutional and accredited investors to provide for the private placement of 1,400,000 shares of a newly authorized series of the Company’s preferred stock (the “Series O Convertible Preferred Stock”) in exchange for aggregate gross proceeds of $5,600,000. The financing was completed in accordance with the exemption provided by Rule 506 of Regulation D.

The Series O Convertible Preferred Stock is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M and N Preferred Stock, a dividend at the rate of six percent per annum of the Series O stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series O Convertible Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M and N Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior the Series M and N Preferred Stock from the standpoint of liquidation, the Series O Preferred also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors. Based on the pricing of the Series O Preferred, the sale of Series O Preferred contained a beneficial conversion amounting to $3.1 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

Each of the Investors has the right, at its option at any time, to convert any such shares of Series O Convertible Preferred Stock into such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying the number of shares of Series O Convertible Preferred Stock so to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $4.00 per share subject to certain adjustments.

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provide for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred Stock”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred Stock has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight (8) percent per annum of the Series P stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the interest rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding common stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred Stock shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred Stock into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Investors 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred Stock by tendering to the Investors 100% of the Conversion Price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P prior to the Registration Statement becoming effective, the Company may redeem the Series P by paying to the Investors the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P plus all accrued dividends, plus 50% of the difference between the conversion price then in effect and the average closing price of the Company’s common stock for the 30 calendar days preceding such redemption. Each investor also received an A Warrant and B Warrant, each a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days.

In each instance of security sale, it is the opinion of the Company that the offering is fair, from a financial point of view, to the shareholders other than the investor group. For Series M such opinion is supported by a fairness opinion obtained by the Company.

On April 29, 2005 the Company sold its Ottawa, Ontario operations, and certain assets, to its local senior management team for approximately $280,000 resulting in a non-cash write-off of approximately $80,000 of its accumulated foreign currency translation adjustments. As the sale included assets which were pledged as security when the Company executed and delivered a guarantee dated January 25, 2002 to Fleet to guarantee the indebtedness, liabilities and obligations of certain borrowers, a partial release was required from Fleet as a condition of sale. Fleet granted such partial release in contemplation of the sale, requiring that net proceeds be remitted to apply against loans outstanding under the revolving credit facility. Remittance of proceeds was made direct to Fleet by the Purchaser coincidental with the close of the transaction. Gross revenues for the Ottawa operation approximate $3.0 million annually and the impact on the Company’s results from operations is insignificant.

The Company maintains a revolving credit facility with Bank of America (formerly Fleet) that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest is payable monthly at a rate of prime plus 1.25% (7.75% at July 2, 2005), or, at the Company’s election, at LIBOR plus 3.25%. As of July 2, 2005, the Company has 53.9% of the facility usage under LIBOR contracts at an interest rate of 6.50%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company also maintains a $6.0 million senior subordinated note, which was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the former lender (Bayview Capital), with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events), with a quarterly principal repayment schedule, subject to approval of the primary lender, commencing January 2005 terminating with a final payment at October 31, 2007. To date the primary lender has not provided such approval and, as such, these payments have not been made.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain certain financial covenants. At July 2, 2005, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2007.

On March 31, 2004, July 1, 2004, and December 21, 2004 the Company entered into the third, fourth and fifth amendments, respectively, to the amended and restated revolving credit facility with Bank of America / Merrill Lynch. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

At July 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. The Company has obtained waivers with respect to the aforementioned violations.

Exchange rates and inflation have not had a significant impact on the Company’s operations or cash flows.

Commitments and Significant Contractual Obligations

The Company has commitments to make future interest payments on its existing revolving credit facility with the Bank of America and Merrill Lynch Capital. It also has commitments to make principal (subject to approval by the primary lender) and interest payments on the subordinated note agreement with BET Associates, LP.

The Company also has outstanding operating lease commitments of $18.6 million, payable over multiple years. Some of these commitments are for space that is not being utilized resulting in restructuring charges of $0.5 million during 2005. The Company has entered into subleases for some of this excess space or is in the process of attempting to sublease such space, but it is considered unlikely that any sublease income generated will offset the entire future commitment.

A summary of our significant future contractual obligations and their payments by fiscal year is summarized as follows (in thousands):

	Payment Due by period						Total
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter
Operating leases	$7,416	$5,670	$3,009	$1,158	$634	$709	$18,596
Capital leases	20	20	9	4	—	—	53
Debt	3,477	2,176	627	—	—	—	6,280

Total	$10,913	$7,866	$3,645	$1,162	$634	$709	$24,929

The following table presents information regarding available commercial commitments and their expiration dates by fiscal year (amounts in thousands):

	Expiration by period						Total
Commitment Expiration	2006	2007	2008	2009	2010	Thereafter
Line of Credit	$27,829	$—	$—	$—	$—	$—	$27,829

Total	$27,829	$—	$—	$—	$—	$—	$27,829

Note:    for more information regarding operating leases, long-term debt and the line of credit, refer to Notes 13 and 7, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), as revised by FIN 46 [revised December 2003], “Consolidation of Variable Interest Entities” [FIN 46R], which requires the consolidation of variable interest entities. FIN No. 46R is applicable to financial statements issued by the Company beginning in fiscal 2004. During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first—a major customer and, subsequently—a growing market demand. This major customer’s desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global (“MCG”), one of the Company’s largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors (“ICs”) to service outsourced customer business endeavors. Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

Velocity arranged the initial purchase of $799,000 of customer vehicles, for Peritas, with an offset against account receivable balances due from the aforementioned customer. For the fiscal year ended July 3, 2004 the

Company consolidated the operations of Peritas in accordance with FIN No. 46R. Fiscal 2004 net sales were $36,000.

During August 2004, Peritas paid Velocity for the initial vehicle purchases of $799,000. During November 2004, Peritas was purchased from MCG by TH Lee Putnam Ventures (“THLPV”), another of Velocity’s large investors. As THLPV acquired the significant beneficial interest and risk exposure in Peritas, Velocity no longer has a variable interest in Peritas that is at risk of disproportionate loss pursuant to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements upon the completion of these transactions.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2006. The Company will adopt the standards of Statement 123(R) for required financial reporting in the Company’s first quarter of fiscal 2006. The adoption of Statement 123(R) will not have a material effect on the Company’s results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of changes for and reporting of a change in accounting principle. Statement 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effort effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Risk Factors

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements that are not historical facts, so-called “forward-looking statements”, which involve risks and uncertainties. Such forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “will”, “expect”, “intend”, “plans”, “predict”, “anticipate”, “estimate”, “continue”, “believe” or the negative of these terms or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company’s operating results may fluctuate because of a number of factors, many of which are beyond its control. If operating results are below the expectations of public market analysts or investors, then the market price of the Company’s common stock could decline. Some of the factors that affect quarterly and annual results, but which are difficult to control or predict, are:

History of Losses

The Company’s net losses applicable to common shareholders for the fiscal years ended July 2, 2005 and July 3, 2004 were $106.9 million and $77.7 million, respectively. The respective periods’ net losses were $49.8 million and $47.8 million. Additional amounts of $57.0 million and $29.9 million, resulting from beneficial conversion charges increased such respective period losses to the aforementioned levels of net losses applicable to common shareholders.

Material Weakness

In connection with the preparation of the Company’s consolidated financial statements for the year ended July 2, 2005 certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis and due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

At the direction of the Audit Committee, management has continued to review how the material weaknesses and deficiencies in internal control occurred and is proceeding expeditiously with its existing plan to enhance internal controls and procedures. The Company has accelerated efforts to move to a single financial reporting platform.

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

Claims Exposure

As of July 2, 2005, the Company utilized the services of approximately 3,176 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per-occurrence and an aggregate limit of $5 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Fuel Costs

The owner-operators utilized by the Company are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. The Company makes every reasonable effort to include fuel cost adjustments in customer billings that are paid to owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset owner-operators’ costs, the Company may be unable to attract a sufficient number of owner-operators that may negatively impact the Company’s business, financial condition and results of operations.

Capital Funding Requirements

Achieving the Company’s financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office SG&A platform. To date, the Company has primarily relied upon debt and equity investments to fund these activities.

Additionally, at July 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. The Company’s ability to fund operations is dependent on its ability to maintain the financing under the revolving credit agreement and its subordinated debt facility. The Company has obtained waivers with respect to the aforementioned debt covenants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $27.8 million at July 2, 2005 that is subject to variable interest rates. A one percent change in the interest rate would result in an impact of $0.3 million on interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Velocity Express Corporation and subsidiaries as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but are not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Express Corporation and subsidiaries at July 2, 2005, and July 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Stamford, Connecticut

October 17, 2005

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	July 2, 2005	July 3, 2004
ASSETS
Current assets:
Cash	$5,806	$1,220
Accounts receivable, net of allowance of $9,879 and $4,743 at July 2, 2005 and July 3, 2004, respectively	19,736	27,419
Accounts receivable—other	809	592
Prepaid workers’ compensation and auto liability insurance	3,462	6,289
Other prepaid expenses	1,983	2,185
Other current assets	290	317

Total current assets	32,086	38,022
Property and equipment, net	9,486	11,362
Goodwill	42,830	42,830
Deferred financing costs, net	1,821	235
Other assets	1,133	1,227

Total assets	$87,356	$93,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,962	$26,481
Accrued insurance and claims	3,206	3,697
Accrued wages and benefits	2,623	3,738
Accrued legal and claims	7,252	2,926
Related party liabilities	2,446	—
Other accrued liabilities	2,721	5,715
Current portion of long-term debt	31,326	31,008

Total current liabilities	68,536	73,565
Long-term debt	2,829	5,235
Accrued insurance and claims	4,775	8,400
Restructuring liabilities	354	—
Other long-term liabilities	433	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 8,958 and 32,919 shares issued and outstanding at July 2, 2005 and July 3, 2004, respectively	31,548	91,051
Preferred warrants, 1,042 outstanding at July 3, 2004	—	7,600
Common stock, $0.004 par value, 700,000 shares authorized 13,065 and 208 shares issued and outstanding at July 2, 2005 and July 3, 2004, respectively	52	42
Stock subscription receivable	(7,543)	(100)
Additional paid-in-capital	286,896	101,120
Accumulated deficit	(300,553)	(193,058)
Accumulated other comprehensive income (loss)	29	(179)

Total shareholders’ equity	10,429	6,476

Total liabilities and shareholders’ equity	$87,356	$93,676

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	July 2, 2005	July 3, 2004	June 28, 2003
Revenue	$256,662	$287,918	$307,138
Cost of services	208,342	238,320	241,136

Gross profit	48,321	49,598	66,002
Operating expenses:
Occupancy	15,014	14,079	13,019
Selling, general and administrative	77,381	78,323	60,982
Restructuring charges and asset impairments	1,603	356	—

Total operating expenses	93,998	92,758	74,001

Loss from operations	(45,678)	(43,160)	(7,999)
Other income (expense):
Interest expense	(4,750)	(4,567)	(3,959)
Other	584	(109)	(301)

Loss before income taxes	(49,844)	(47,836)	(12,259)
Income taxes	—	—	—

Net loss	$(49,844)	$(47,836)	$(12,259)

Net loss applicable to common shareholders	$(106,869)	$(77,683)	$(15,609)

Basic and diluted net loss per share	$(21.01)	$(551.89)	$(169.44)

Weighted average shares outstanding (adjusted for 1:50 reverse stock split)
Basic and diluted	5,087	141	92

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379	—	$—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	(2)	—	(386)
Issuance of Series H Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	500	5,000
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	(1,505)
Beneficial conversion of Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	875
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(313)	(2,500)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(140)	(1,540)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 28, 2003	2,807	24,304	2,000	13,600	1,517	8,308	926	9,849	5,865	4,377	500	3,984
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	(1)
Conversion of preferred to common stock	—	—	—	—	—	—	(186)	(2,047)	(387)	(290)	(22)	(222)
Issuance of Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of debt and interest to Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series I Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series I Preferred Stock issued for fees related to senior subordinated note	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series J Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 3, 2004	2,807	24,304	2,000	13,600	1,517	8,308	740	7,802	5,478	4,087	478	3,761
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Preferred Stock	—	—	825	4,953	217	1,191	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series n Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common Stock	(2,807)	(24,304)	—	—	—	—	—	—	—	—	—	—
Conversion of Series C to Common Stock	—	—	(2,825)	(18,553)	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(1,734)	(9,499)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(740)	(7,802)	—	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	(5,478)	(4,087)	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	—	—	(478)	(3,761)
Conversion of Series I to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series J to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series K to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series L to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Reverse Common Stock Split-1 for 50
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 2, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

SEE ACCOMPANYING NOTES.

Series I Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series L Preferred Stock		Series M Preferred Stock		Series N Preferred Stock		Preferred Stock Warrants		Common Stock
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	1,042	$7,600	3,663	$15
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	200	1
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	820	4
—	—	—	—	—	—	—	—	—	—	—	—	—	—	705	2
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	1,042	7,600	5,388	22
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	43	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	125	—
—	(657)	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,859	20
15,153	22,730	—	—	—	—	—	—	—	—	—	—	—	—	—	—
901	1,351	—	—	—	—	—	—	—	—	—	—	—	—	—	—
279	419	—	—	—	—	—	—	—	—	—	—	—	—	—	—

477	715	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	3,021	4,532	—	—	—	—	—	—	—	—	—	—	—	—
—	—	67	100	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

16,810	24,558	3,088	4,631	—	—	—	—	—	—	—	—	1,042	7,600	10,415	42
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,094	4
—	—	—	—	—	—	—	—	—	—	—	—	(1,042)	(7,600)	—	—
—	—	—	—	—		—		—	(1,043)	—	(418)	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	4,912	7,368	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	9,852	14,777	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	7,000	7,000	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	6,119	22,550	—	—	—	—	—	—
—	—	—	—	—	—	—	—	98	360	—	—	—	—	—	—
—	—	—	—	—	—	—	—	196	724	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	2,544	9,375	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	24,120	96
—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,898	68
—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,518	102
—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,806	87
—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,724	27
—	—	—	—	—	—	—	—	—	—	—	—	—	—	23,967	96
(16,810)	(24,558)	—	—	—	—	—	—	—	—	—	—	—	—	249,160	997
—	—	(8,000)	(11,999)	—	—	—	—	—	—	—	—	—	—	97,561	390
—	—	—	—	(9,852)	(14,777)	—	—	—	—	—	—	—	—	106,006	424
—	—	—	—	—	—	(7,000)	(7,000)	—	—	—	—	—	—	70,000	280
														(640,203)	(2,561)
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	$—	—	$—	—	$—	—	$—	6,413	$22,590	2,544	$8,957	—	$—	13,065	$52

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(continued)

(Amounts in thousands)

	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total

Balance at June 29, 2002	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	18	—	—	—	18
Stock option expense	—	239	—	—	239
Common Stock warrants issued for services rendered	—	78	—	—	78
Warrant exercises	—	399	—	—	400
Offering costs	—	—	—	—	(388)
Issuance of Series H Convertible Preferred Stock	(30)	—	—	—	4,970
Value of Common Warrants issued in connection with sale of Series H Preferred	—	1,505	—	—	—
Beneficial conversion of Series H Preferred Stock	—	—	(875)	—	—
Value of Common Warrants issued in connection with sale of Series H Preferred	—	2,475	(2,475)	—	—
Conversion of Series D to Common Stock	—	2,496	—	—	—
Conversion of Series F to Common Stock	—	1,538	—	—	—
Net loss	—	—	(12,259)	—	(12,259)
Foreign currency translation	—	—	—	77	77

Comprehensive loss	—	—	—	—	(12,182)

Balance at June 28, 2003	(38)	65,882	(115,375)	(63)	22,450
Stock option expense	—	240	0	0	240
Issuance of restricted stock	—	45	0	0	45
Common Stock warrants issued for services rendered	—	2,566	0	0	2,566
Warrant exercises	—	1	0	0	1
Offering costs	—	—	0	0	(659)
Conversion of preferred to common stock	—	2,539	0	0	0
Issuance of Series I Preferred Stock	—	—	0	0	22,730
Conversion of debt and interest to Series I Preferred Stock	—	—	0	0	1,351
Series I Preferred Stock issued for services rendered	—	—	0	0	419
Series I Preferred Stock issued for fees related to senior subordinated note	—	—	0	0	715
Beneficial conversion of Series I Preferred Stock	—	25,215	(25,215)	0	0
Issuance of Series J Preferred Stock	(155)	—	0	0	4,377
Series J Preferred Stock issued for services rendered	—	—	0	0	100
Beneficial conversion of Series J Preferred Stock	—	4,632	(4,632)	0	0
Payments against stock subscription receivable	93	—	0	0	93
Net loss	—	—	(47,836)	0	(47,836)
Foreign currency translation	—	—	0	(116)	(116)

Comprehensive loss	—	—	0	0	(47,952)

Balance at July 3, 2004	(100)	101,120	(193,058)	(179)	6,476
Stock option expense	—	156	—	—	156
Issuance of restricted stock	—	—	—	—	—
Warrants issued to contractors for services	—	787	—	—	787
Warrant exercises—Common Stock	—	7	—	—	11
Warrant exercises—Preferred Stock	—	1,467	—	—	10
Offering costs	—	—	—	—	(1,461)
Payments against stock subscription receivable	57	—	—	—	57
Additional subscription receivable	(7,500)	—	—	—	(7,500)
Issuance of Series J Preferred Stock	—	—	—	—	7,368
Issuance of Series K Preferred Stock	—	—	—	—	14,777
Issuance of Series L Preferred Stock	—	—	—	—	7,000
Issuance of Series M Preferred Stock	—	—	—	—	22,550
Series M Preferred Stock issued for services rendered	—	—	—	—	360
Series M Preferred Stock issued for interest PIK	—	—	(523)	—	201
Issuance of Series N Preferred Stock	—	—	—	—	9,375
Series n Preferred Stock issued for interest PIK	—	—	(102)	—	(102)
Beneficial conversion of Series J Preferred Stock	—	7,368	(7,368)	—	—
Beneficial conversion of Series K Preferred Stock	—	14,777	(14,777)	—	—
Beneficial conversion of Series L Preferred Stock	—	7,000	(7,000)	—	—
Beneficial conversion of Series M Preferred Stock	—	23,111	(23,111)	—	—
Beneficial conversion of Series N Preferred Stock	—	4,770	(4,770)	—	—
Conversion of Series B to Common Stock	—	24,208	—	—	—
Conversion of Series C to Common Stock	—	18,485	—	—	—
Conversion of Series D to Common Stock	—	9,397	—	—	—
Conversion of Series F to Common Stock	—	7,715	—	—	—
Conversion of Series G to Common Stock	—	4,060	—	—	—
Conversion of Series H to Common Stock	—	3,665	—	—	—
Conversion of Series I to Common Stock	—	23,561	—	—	—
Conversion of Series J to Common Stock	—	11,609	—	—	—
Conversion of Series K to Common Stock	—	14,353	—	—	—
Conversion of Series L to Common Stock	—	6,720	—	—	—
Reverse Common Stock Split-1 for 50		2,561			—
Net loss	—	—	(49,844)	—	(49,844)
Foreign currency translation	—	—	—	208	208

Comprehensive loss	—	—	—	—	$(49,636)

Balance at July 2, 2005	$(7,543)	$286,896	$(300,553)	$29	$10,429

SEE ACCOMPANYING NOTES.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	July 2, 2005	July 3, 2004	June 28, 2003
OPERATING ACTIVITIES
Net loss	$(49,844)	$(47,836)	$(12,259)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,517	3,817	3,608
Amortization	1,588	1,182	988
Equity instruments issued in lieu of payment for services received	1,147	3,800	78
Stock option expense	155	240	239
Non-cash interest expense	359	732	342
Other	201	—	26
Gain on disposition of assets	(185)	—	(11)
Provision for doubtful accounts	8,028	12,491	6,665
Change in operating assets and liabilities:
Accounts receivable	(1,259)	(1,808)	(5,951)
Other current assets	(636)	2,546	5,070
Other assets	(718)	(118)	(146)
Accounts payable	(7,375)	7,092	258
Accrued liabilities	(253)	3,458	(6,706)

Cash used in operating activities	(45,275)	(14,404)	(7,799)
INVESTING ACTIVITIES
Proceeds from sale of assets	452	—	11
Purchases of property and equipment	(2,389)	(5,369)	(2,474)
Other	—	(116)	221

Cash used in investing activities	(1,937)	(5,485)	(2,242)
FINANCING ACTIVITIES
(Repayments) borrowings under revolving credit agreement, net	(112)	(9,430)	4,473
Proceeds from notes payable and long-term debt	—	6,619	—
Payments on notes payable and long-term debt	(388)	(3,959)	—
Proceeds from issuance of preferred stock, net	52,230	26,307	4,053
Proceeds from issuance of common stock, net	11	—	400
Proceeds from issuance of restricted stock	57	45	—
Stock subscription receivable, net activity	—	(62)	—

Cash provided by financing activities	51,798	19,520	8,926

Net increase (decrease) in cash	4,586	(369)	(1,115)

Cash, beginning of year	1,220	1,589	2,704

Cash, end of year	$5,806	$1,220	$1,589

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$2,851	$2,722	$2,478
Noncash Investing and Financing Activities:
Conversion of Series B Preferred to common stock	$24,304	$—	$—
Conversion of Series C Preferred to common stock	18,553
Conversion of Series D Preferred to common stock	9,499	—	2,500
Conversion of Series F Preferred to common stock	7,802	2,047	1,540
Conversion of Series G Preferred to common stock	4,087	290	—
Conversion of Series H Preferred to common stock	3,761	222	—
Conversion of Series I Preferred to common stock	24,558	—	—
Conversion of Series J Preferred to common stock	11,999	—	—
Conversion of Series K Preferred to common stock	14,777	—	—
Conversion of Series L Preferred to common stock	7,000	—	—
Beneficial conversion of Series I Preferred Stock	—	25,215	—
Beneficial conversion of Series J Preferred Stock	7,367	4,632	—
Beneficial conversion of Series K Preferred Stock	14,777	—	—
Beneficial conversion of Series L Preferred Stock	7,000	—	—
Beneficial conversion of Series M Preferred Stock	22,751	—	—
Beneficial conversion of Series N Preferred Stock	4,770	—	—
Conversion of note to Series M Preferred	22,550	—	—
Series M Preferred issued for services rendered	360	—	—
Series M Preferred issued for dividends PIK	724	—	—
Fixed asset purchases financed through capital leases	61	—	—
Purchases of vehicles by variable interest entity through applied credits	807	799	—
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	3,980

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Principles of Consolidation

The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends the Saturday closest to June 30th. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2004 was a 53 week year, 2005 and 2003 each consisted of 52 weeks.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings and leasehold improvements are the shorter of 40 years or the life of the lease and are three to seven years for furniture, equipment, vehicles and computer software.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Goodwill

The Company accounts for its goodwill in accordance with the provisions of Financial Accounting Standards Board (FASB) SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred.

The Company completed its annual goodwill impairment evaluation during 2005, and concluded that no impairment existed.

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of the Company’s debt agreements and are being amortized using the straight-line method over the terms of the related debt. Accumulated amortization of deferred financing costs was $1.2 million and $0.3 million at July 2, 2005 and July 3, 2004, respectively. Amortization included in the consolidated statement of operations as a component of interest expense was $1.6 million and $1.2 million for the fiscal years ended July 2, 2005 and July 3, 2004, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At July 2, 2005, the Company had $27.8 million outstanding under its revolving credit facility with Bank of America and Merrill Lynch Capital, and $6.0 million outstanding under its senior subordinated note agreement with BET Associates, LP. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility and the senior subordinated note approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.

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

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

adjustments, a component of Accumulated comprehensive income (loss) within the Shareholders equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year.

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

	2005	2004	2003
	(In thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(106,869)	$(77,683)	$(15,609)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	155	240	239
Deduct: Stock-based compensation expense determined under fair value method for all awards	(189)	(391)	(1,696)

Pro forma	$(106,903)	$(77,834)	$(17,066)

Basic and diluted loss per common share:
As reported	$(21.01)	$(551.89)	$(169.44)

Pro forma	$(21.02)	$(554.96)	$(186.26)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years shown: [No options were granted during fiscal 2005 or 2004]

2003
Expected dividend yield	0%
Expected stock volatility	118%
Risk-free interest rate	2.8%
Expected life of options	3

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options. Under the forgoing assumptions, the weighted-average fair value of each option granted during fiscal year 2003 was $66.00. There were no options granted in fiscal years 2005 or 2004.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2006. The Company will adopt Statement 123(R) at that time and report its first fiscal quarter of 2006 in accordance with the new standard. The adoption of Statement 123(R) will not have a material effect on the Company’s results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of changes for and reporting of a change in accounting principle. Statement 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effort effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.	SALE OF OTTAWA, ONTARIO OPERATIONS

On April 29, 2005 the Company sold its Ottawa, Ontario operations, and certain assets, to its respective senior management for approximately $280,000 resulting in a non-cash loss of approximating $80,000. As the sale included assets which were pledged as security when the Company executed and delivered a guarantee dated January 25, 2002 to Fleet to guarantee the indebtedness, liabilities and obligations of certain borrowers, a partial release was required from Fleet as a condition of sale. Fleet granted such partial release in contemplation of the sale, requiring that net proceeds be remitted to apply against loans outstanding under the revolving credit facility. Remittance of proceeds was made direct to Fleet by the Purchaser coincidental with the close of the transaction. Gross revenues for the Ottawa operation approximate $3.0 million annually and the impact on the Company’s Results from Operations is diminimus.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

4.	RESTRUCTURING

During fiscal 2004 the Company relocated its headquarters and financial functions to Westport Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. Approximately $243,000 of severance pay liability remained at July 3, 2004 and was reflected as pertaining to that fiscal year. At July 2, 2005 all of the severance pay liability had been satisfied.

At the end of the 3rd quarter of fiscal 2005 Company management moved to redefine the business model to take advantage of the Company’s strengths in service delivery its local markets. Approximately 40 operating centers were designated for closure and employee headcount was reduced by about 200. At that time, the Company recorded a charge of $602,000 related to the restructuring; mostly reflective of severance costs. During the fourth quarter of fiscal 2005 the Company ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments; as well as $100,000 in severance, and an estimated $300,000 charge was recorded to recognize the cost of spare cell phone service contracts that have no future economic benefit to the Company.

A summary of the restructuring liabilities and the activity for the years ended July 2, 2005 and July 3, 2004 is as follows (amounts in thousands):

	Restructuring Liabilities 6/28/03	Restructuring Charges	Payments	Restructuring Liabilities 7/3/04	Restructuring Charges	Payments	Restructuring Liabilities @ 7/2/05
Employee termination benefits	$—	$321	$(113)	$208	$703	$(391)	$520
Lease termination costs	—	—	—	—	559	—	559
Other	—	35	—	35	341	(65)	311

	$—	$356	$(113)	$243	$1,603	$(456)	$1,390

At July 2, 2005, the Company has classified approximately $0.4 million of this restructuring liability as long-term representing lease commitments that are not due in the succeeding twelve-month period.

5.	CONSOLIDATED FINANCIAL INTEREST ENTITY

During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first—a major customer and, subsequently—a growing market demand. This major customer’s desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas. It was formed by MCG Global (“MCG”), one of the Company’s largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors (“ICs”) to service outsourced customer business endeavors. Velocity provides administrative services to Peritas for a fee and Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity.

Velocity arranged the initial purchase of $799,000 of customer vehicles, for Peritas, with an offset against account receivable balances due from the aforementioned customer. For the fiscal year ended July 3, 2004 the Company consolidated the operations of Peritas in accordance with FIN No. 46R. In fiscal 2004 net sales were $36,000.

During August 2004, Peritas paid Velocity for the initial vehicle purchases of $799,000. During November 2004, Peritas was purchased from MCG by TH Lee Putnam Ventures (“THLPV”), another of Velocity’s large investors. As THLPV acquired the significant beneficial interest and risk exposure in Peritas, Velocity no longer

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

has a variable interest in Peritas that is at risk of disproportionate loss pursuant to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements upon the completion of these transactions.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 2, 2005	July 3, 2004
	(Amounts in thousands)
Land	$194	$194
Buildings and leasehold improvements	1,942	1,610
Furniture, equipment and vehicles	6,169	6,851
Computer software	13,567	11,941

	21,872	20,596
Less accumulated depreciation	(12,386)	(9,234)

Total	$9,486	$11,362

7.	DEBT

Long-term debt consists of the following:

	July 2, 2005	July 3, 2004
	(Amounts in thousands)
Revolving note	$27,829	$29,531
Senior subordinated note	5,627	5,468
Other	699	1,244

	34,155	36,243
Less current maturities	(31,326)	(31,008)

Total Long Term Debt	$2,829	$5,235

The future maturities of long-term debt consist of the following (amounts in thousands):

	Revolving Line of Credit	Senior Subordinated Note	Other	Total
Fiscal year:
2006	$27,829	$3,000	$497	$31,326
2007	—	2,000	196	2,196
2008	—	627	9	636
Thereafter	—	—	4	4

	$27,829	$5,627	$706	$34,162

On January 25, 2002, the Company entered into a revolving credit facility with Fleet Capital Corporation (“Fleet”), which replaced the credit facility with GE Capital. Borrowings under the revolving note were limited to the lesser of $40 million or an amount based on a defined portion of receivables. Interest was payable monthly at a rate of prime plus 1.25%, or, at the Company’s election, at LIBOR plus 3%. Further, the Company had the ability to lower these margins by 0.5% over the remainder of the agreement provided it met certain conditions as defined in the agreement. The facility was scheduled to mature January 2004, but amended as discussed below.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On November 26, 2003, the Company amended and restated the revolving credit facility with Fleet and Merrill Lynch Capital. Borrowings under this new arrangement are limited to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. Interest is payable monthly at a rate, which is adjustable annually by an amount not exceeding 25 basis points depending on the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25% (7.75% at July 2, 2005), or, at the Company’s election, at LIBOR plus 3.25%. As of July 2, 2005, the Company has 53.9% of the facility usage under LIBOR contracts at an average interest rate of 6.50%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. Commitment fees paid during fiscal 2005 and 2004 were minimal. The facility terminates on December 31, 2006. Due to the characteristics of the revolving credit facility, in accordance with current accounting pronouncements, the Company has classified the amount outstanding under the revolving credit facility as a current liability.

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

On November 26, 2003, the Company entered into a new senior subordinated note agreement with BET Associates, LP which replaced the senior subordinated debt facility with the former lender, Bayview Capital. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.4 million at July 2, 2005, and is being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and will be amortized over the life of the loan. The senior subordinated note has monthly interest payable 15% per annum (to be reduced to 12% upon the occurrence of certain events), and includes a requirement of quarterly principal repayments of $0.5 million beginning January 31, 2005 if agreed to by the primary lender. To date no principal payments have been made. Further, the Company is required to pay a service fee of $5,000 per month related to the acquisition and management of the indebtedness. The senior subordinated note is due October 31, 2007. The note is subordinate to the revolving credit facility.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure At July 2, 2005, the Company had in place waivers of its financial debt covenants relating to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2007.

On March 31, 2004, July 1, 2004, and December 21, 2004 the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

At July 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders [See footnote 15, Liquidity].

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

8.	SHAREHOLDERS’ EQUITY

At July 2, 2005, the following shares of the Company’s $0.004 par value stock were issued and outstanding:

Issued and Outstanding at July 2, 2005
Series N Convertible Preferred Stock	2,544,097
Series M Convertible Preferred Stock	6,413,538
Common Stock	13,065,375

In February 2004, the Company’s Board of Directors authorized the sale of up to $12.0 million of Series J Convertible Preferred Stock (“Series J Preferred”) through a private placement. Pursuant to Stock Purchase Agreements entered into during March and April 2004, the Company contracted to issue 3,088,126 shares of Series J Preferred to investors for $1.50 per share for net proceeds of approximately $4.6 million. The Series J Preferred was deemed to have contained a beneficial conversion amounting to $4.6 million which was recognized as a deemed dividend to preferred shareholders. The Company began selling its Series J Preferred on March 30, 2004 and completed the sale of the Series J Preferred in the first quarter of fiscal 2005. Upon completion of the sale of the Series J Preferred, the Company was required to recognize a charge against net loss available to common shareholders of approximately $7.4 million to reflect the beneficial conversion in the Series J Preferred. Upon shareholder approval of the Series M transaction at the shareholders’ meeting on February 14, 2005 all Series J Preferred were converted to shares of Company common stock based upon the specific conversion features of its initial placement.

On June 30, 2004, the Company’s Board of Directors authorized the sale of up to $25 million of Series K Convertible Preferred Stock (“Series K Preferred”) through a private placement. Pursuant to a Stock Purchase Agreement entered into on August 23, 2004, the Company sold, pending shareholder approval, 7,266,666 shares of Series K Preferred to investors for $1.50 per share and received net proceeds of approximately $10.9 million. This sale of Series K Preferred was deemed to have contained a beneficial conversion amounting to $10.9 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale. The Company began selling its Series K Preferred on August 23, 2004. On December 21, 2004, the Company sold 2,584,800 additional shares of its Series K Preferred for net proceeds of approximately $3.9 million to complete its sales of Series K Preferred. Upon completion of the sale of the Series K Preferred in the second fiscal quarter of 2005, the Company was required to recognize a charge against net loss available to common shareholders of approximately $3.9 million to reflect the beneficial conversion in the Series K Preferred. Upon shareholder approval of the Series M transaction at the shareholders’ meeting on February 14, 2005 all Series K Preferred were converted to shares of Company common stock based upon the specific conversion features of its initial placement.

The Company executed a Stock Purchase Agreement on December 21, 2004, pursuant to which the Company sold 7,000,000 shares of Series L Preferred to investors for $1.00 per share. Based on the pricing of the Series L Preferred, the sale of Series L Preferred resulted in a beneficial conversion amounting to $7.0 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders. Upon shareholder approval of the Series M transaction [described below] at the shareholders meeting on February 14 2005 all series L Preferred were converted to shares of Company common stock based upon the specific conversion features of its initial placement.

On December 21, 2004, the Company executed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment was initially in the form of a convertible note which converted into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Company’s shareholders at on February 14, 2005. The proceeds were used for general working capital needs. The Preferred Series M Stock accrues cumulative PIK dividends equal to 6% per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number or respects, including a requirement that all previously issued preferred equity be converted to common stock. In the event of any liquidation or winding up of the Company, the holders of the Preferred Series M will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as liquidation for these purposes. The Company sold an additional $1,910,000 of Series M Convertible Notes during January of 2005. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

Subsequent to formal shareholder approval at the shareholders’ meeting held on February 14, 2005 the amounts of the total Series M Preferred investment, plus accrued dividends, $23.1 million, was reclassified on the Company’s balance sheet as components of shareholders’ equity. The Series M Preferred was deemed to contain a beneficial conversion amounting to $23.1 million which was recognized as a charge against net loss available to common shareholders at the time that the notes converted to equity.

As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.0001 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

Pursuant to a Stock Purchase Agreement executed on April 28, 2005, the Company contracted to sell to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Convertible Preferred is convertible into one share of the Company’s common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments. The proceeds are being used for general working capital needs. The Series N Convertible Preferred Stock is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred Stock, a dividend at the rate of six percent per annum of the Series N stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Convertible Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N stated value plus any accrued and unpaid dividends. The approval of Investors holding at least 62.5% of the outstanding shares of the Series N Convertible Preferred Stock is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets. Based on the pricing of the Series N Preferred, the sale of Series N Preferred contained a beneficial conversion amounting to $4.8 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On July 20, 2005, the Company executed Stock Purchase Agreements with seven institutional and accredited investors to provide for the private placement of 1,400,000 shares of a newly authorized series of the Company’s preferred stock (the “Series O Preferred Stock”) in exchange for aggregate gross proceeds of $5,600,000. Based on the pricing of the Series O Preferred, the sale of Series O Preferred contained a beneficial conversion amounting to $3.1 million which was recognized in the first quarter of fiscal 2006 as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

The Series O Preferred Stock is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M and N Preferred Stock, a dividend at the rate of six percent per annum of the Series O stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series O Preferred Stock shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M and N Preferred Stock, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior the Series M and N Preferred Stock from the standpoint of liquidation, the Series O Preferred also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors.

Each of the Investors has the right, at its option at any time, to convert any such shares of Series O Convertible Preferred Stock into such number of fully paid and nonassessable whole shares of Common Stock as is obtained by multiplying the number of shares of Series O Convertible Preferred Stock so to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $4.00 per share subject to certain adjustments.

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provide for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred Stock”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred Stock has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight (8) percent per annum of the Series P stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the interest rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding common stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred Stock shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred Stock into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Investors 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred Stock by tendering to the Investors 100% of the Conversion Price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P prior to the Registration Statement becoming effective, the Company may redeem the Series P by paying to the Investors the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P plus all accrued dividends, plus 50% of the difference between the conversion price then in effect

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

and the average closing price of the Company’s common stock for the 30 calendar days preceding such redemption. Each investor also received an A Warrant and B Warrant, each a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days.

In each instance of security sale, it is the opinion of the Company that the offering was fair, to the shareholders at the time of the transaction. For Series M such opinion is supported by a fairness opinion obtained by the Company.

Common stock

During fiscal 2005, the Company issued approximately 12,835,000 shares of common stock as a result of shareholder conversions of Series B, C, D, F, G, H, I, J, K, and L Convertible Preferred Stock in accordance with shareholder approval of Series M Convertible Preferred Stock on February 14, 2005.

During fiscal 2004, the Company issued 3,743,470 shares, 324,242 shares and 791,822 shares of common stock as a result of shareholder conversions of Series F Preferred, Series G Preferred and Series H Preferred, respectively.

During fiscal 2004, the Company issued 42,500 shares of restricted common stock to members of the board of directors for their service to the board. The stock vests one year from the date of grant. The Company recorded a charge of approximately $44,570 in the statement of operations based on the fair market value of the common stock as determined on the date of grant using the closing price of the Company’s common stock as quoted on the NASDAQ system.

Reverse Stock Split

Pursuant to the Company’s discussions with the NASDAQ, shareholder approval was granted for a 1:50 reverse stock split at the annual shareholders’ meeting held on February 14, 2005. Such reverse stock split became effective with the trading of shares on February 16, 2005.

9.	EQUITY COMPENSATION PLANS

Stock Options

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 2,670,996 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a three-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

stock. As of July 2, 2005, and July 3, 2004, there were 850 shares of restricted stock outstanding. No restricted stock or performance shares were outstanding as of June 28, 2003 or June 29, 2002.

The Company has 31,243 shares available for grants under the option plans at July 2, 2005.

A summary of the status of the Company’s stock option plans as of July 2, 2005 and activity during the three fiscal years then ended is presented below:

	Options Outstanding Under the Plan *		Weighted- Average Exercise Price *
	ISO	NSO
Balance at June 29, 2002	12,252	11,112	$695.00
Granted	9,615	—	94.50
Forfeited	(3,681)	(860)	367.50

Balance at June 28, 2003	18,186	10,252	544.00
Forfeited	(8,674)	(303)	313.50

Balance at July 3, 2004	9,512	9,949	650.50
Forfeited	(1,107)	(191)	260.15

Balance at July 2, 2005	8,405	9,758	676.04

*	Adjusted to reflect February 16 2005 1:50 reverse stock split

Options Outstanding				Options Exercisable
Range of Exercise Price	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$— –$ 100.00	7,335	5.98	$97.62	5,570	$98.89
$290.00–$ 492.25	6,635	5.64	328.71	6,135	331.05
$547.00–$ 677.50	140	3.42	526.86	140	526.86
$812.50–$2,718.75	4,052	4.73	2,307.68	4,052	2,307.68

	18,162	5.56	678.45	15,897	755.29

During fiscal 2003, the Company issued 480,750 incentive stock options to employees in consideration for the employees entering into non-compete agreements. The fair value of these stock options amounted to approximately $382,000 and is being recognized as expense in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2005, 2004 and 2003 related to these stock options was $127,000 each year.

During fiscal 2002, the Company issued 150,000 non-statutory stock options to two of the its board members at 85% of the fair market value of the Company’s common stock on the date of grant. The expense associated with the options amounted to approximately $338,000 and is being recognized in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2005, 2004 and 2003 related to these stock options was $28,000, $113,000 and $112,000, respectively.

In fiscal 2002, the Company issued four non-qualified stock options outside of the Company’s 2000 Stock Option Plan to four employees for the purchase of 400 shares of common stock at a purchase price of $312.50 per share.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Stock Warrants

As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant is five years and the warrant will have an exercise price of $0.0001 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

As described above in the sections entitled Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company issued certain warrants to purchase preferred stock to the Holders of both the Series C & D Convertible Preferred Stock. The warrants are subject to adjustments to prevent dilution under the same terms as the Series C & D Convertible Preferred Stock.

A summary of the common stock warrants outstanding at July 2, 2005 is as follows:

Common Stock Warrants Outstanding
Range of Exercise Price	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price
$ 0.005– 2.50	409,220	4.15	$0.27
11.00– 180.00	13,014	1.40	141.66
212.50– 437.50	3,667	0.90	420.96
732.50–3,231.25	301	1.01	1,610.16

	426,202	4.04	$9.34

On February 12, 2004, the Company issued 69,133 common stock warrants to certain members of the Company’s management. The warrants are initially exercisable into one share of common stock per warrant, have an exercise price of $0.50 per share and a term of seven years. Warrants granted in connection with offers of employment are immediately exercisable upon their grant. All other warrants granted are not exercisable until shareholder approval of their issuance is obtained.

In fiscal 2003, the Company issued 600 common stock warrants at an exercise price of $154.00 per share and 200 common stock warrants at an exercise price of $412.50 per share to consultants in exchange for services rendered. The term of the warrants is five years. The fair value of the warrants was approximately $78,000 and was included in compensation expense in the statement of operations.

10.	EMPLOYEE BENEFIT PLANS

Defined Contribution Retirement Plan

The Company has defined contribution retirement plans (the “Plans”) in accordance with Section 401(k) of the Internal Revenue Code. All full-time employees of the Company and its subsidiaries are eligible to

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contributions for fiscal years 2005, 2004 or 2003.

11.	COMPUTATION OF LOSS PER SHARE

Loss Per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for fiscal 2005, 2004 and 2003:

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(49,844)	$(47,836)	$(12,259)
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	(2,475)
Beneficial conversion feature for Series H Preferred	—	—	(875)
Beneficial conversion feature for Series I Preferred	—	(25,215)	—
Beneficial conversion feature for Series J Preferred	(7,367)	(4,632)	—
Beneficial conversion feature for Series K Preferred	(14,777)	—	—
Beneficial conversion feature for Series L Preferred	(7,000)	—	—
Beneficial conversion feature for Series M Preferred	(23,111)	—	—
Beneficial conversion feature for Series N Preferred	(4,770)	—	—

Net loss applicable to common shareholders	$(106,869)	$(77,683)	$(15,609)

Denominator for basic and diluted loss per share Weighted average shares	5,087	141	92

Basic and Diluted Loss Per Share	$(21.01)	$(551.89)	$(169.44)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	July 2, 2005	July 3, 2004	June 28, 2003
	(Amounts in thousands)
Common stock warrants	207	149	39
Preferred stock warrants:
Series C Convertible Preferred	—	72	18
Series D Convertible Preferred	—	46	11
Series M Convertible Preferred	37	—	—
Series N Convertible Preferred	8	—	—
Convertible preferred stock:
Series B Convertible Preferred	—	356	92
Series C Convertible Preferred	—	176	44
Series D Convertible Preferred	—	329	95
Series F Convertible Preferred	—	364	129
Series G Convertible Preferred	—	104	29
Series H Convertible Preferred	—	370	53
Series I Convertible Preferred	—	2,314	—
Series J Convertible Preferred	—	131	—
Series M Convertible Preferred	2,406	—	—
Series N Convertible Preferred	449	—	—

	3,107	4,411	510

12.	INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (amounts in thousands):

	July 2, 2005	July 3, 2004
Deferred Assets:
Federal net operating loss carryforward	$71,437	$54,148
Bad Debt	3,754	3,460
Accrued Legal	2,756	1,006
Accrued Compensation	445	236
Restructure Costs	491	—
Self Insurance	1,385	3,593
Other	12	120

Total deferred tax benefit	80,280	62,563
Deferred tax liabilities	—	—

	80,280	62,563
Less valuation allowance	(80,280)	(62,563)

Net deferred tax asset	$—	$—

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At July 2, 2005 the Company had net operating loss carry forwards for income tax purposes of approximately $188.0 million, which expire 2006 through 2025. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $17.7 million, $17.9 million and $4.9 million in fiscal years 2005, 2004 and 2003, respectively, and resulted principally from net operating loss carry forwards.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate on loss before income taxes is:

	Fiscal Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
US federal statutory tax (benefit) rate	(34.0)%	(34.0)%	(34.0)%
State tax (benefit), net of federal	(3.3)%	(4.2)%	(8.4)%
Non-deductible items	0.1%	0.7%	2.4%
Deferred valuation allowance	37.2%	37.5%	40.0%

Effective tax rate	0.0%	0.0%	0.0%

13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, and buildings under non-cancelable leases.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 2, 2005:

Year Ending June 30:
2006	$7,416
2007	5,670
2008	3,009
2009	1,158
2010	634
Thereafter	709

Total minimum payments required(1)	$18,596

(1)	Minimum payments have not been reduced by minimum sublease rentals of $138 due in the future under noncancelable subleases.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following is a schedule by years of future minimum lease payments under capital leases together with present value of the net minimum lease payments as of July 3, 2005 (amounts in thousands):

Year Ending June 30:
2006	$20
2007	20
2008	9
2009	4
2010	—
Thereafter	—

Total minimum lease payments	53
Less: Amount representing interest(1)	(7)

Present value of net minimum lease payments(2)	$46

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the lease.
(2)	Reflected in the balance sheet as current and non-current obligations under capital leases of $20, and $26, respectively.

Rent expense was $16.9 million, $19.6 million and $16.5 million during the years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively, offset by sublease rental income of $0.5 million, $1.0 million and $1.0 million, respectively.

Automobile and Workers’ Compensation Liabilities

The Company is partially self-insured for automobile, workers’ compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of July 2, 2005 and July 3, 2004, the Company has deposits recorded of $3.5 million and $6.3 million, respectively.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company brought action against SVT, Inc (“SVT”), a company that had previously supplied significant information technology functions to Velocity. The Company successfully sought injunctive relief and money damages. SVT counterclaimed for amounts it said Velocity owed to SVT for services already provided. In the damage portion of the case SVT sought to recover approximately $2.5 million and Velocity sought in excess of $3.0 million. On December 3, 2004 the case settled in favor of SVT for $1.25 million, and payment was made by Velocity in January 2005.

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N. A. Ltd. Corp., (the “Plaintiffs”) The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”) By granting the motions, the court did resolve the liability issues and hold that BOA/Hancock is entitled to recover the amounts sued for. The parties have reached a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million after an initial good faith payment of $0.3 million. In addition, the Plaintiffs will receive 500,000 shares of the Company’s common stock, guaranteed at a $6.00 per share minimum value subject to future conditions. As part of the final settlement, the Company will seek waivers of financial covenants of the Company’s Amended and Restated Loan and Security Agreement with Fleet Capital Corporation and Merrill Lynch Capital (the “Senior Lender”) and with BET Associates, LP relative to waiver of certain financial covenants of its Subordinated Debt. The total accrued settlement cost approximates $5.7 million at July 2, 2005.

On August 5, 2005 the Company entered into a settlement related to actions arising from an effort, by John H. Harland Company (“Harland”), to recover from Velocity payments made by Harland to Patrick Connolly under a long-standing employment agreement between Connelly and a predecessor company to Velocity. Connolly claimed to be entitled to payments of approximately $15,000 per month during his lifetime. An order was entered in the arbitration in April 2005 directing Velocity to resume making the monthly payments. Mr. Connolly died subsequent to the arbitration ruling, thereby terminating any further obligation to make the monthly payments. Under the settlement with Harland, with an initial payment of $250,000, the Company is required to pay $325,000 over the next eleven [11] months, for a total of $575,000.

The MIS and Harland settlement commitments are reflected on the Company’s balance sheet at July 2, 2005 as a component of current liabilities.

14.	RELATED PARTY TRANSACTIONS

Mr. Vincent A. Wasik serves as the Company’s Chief Executive Officer pursuant to a Contractor Services Agreement, effective as of July 28, 2003, between the Company and MCG Global LLC. Mr. Wasik is an owner and principal of MCG Global LLC and was a shareholder and Chairman of the Board of the Company at the time this Contractor Services Agreement was authorized and entered into. The Service Agreement sets forth the rights and duties of both the Company and Mr. Wasik and directs the Company’s Compensation Committee to establish, on an annual basis, Mr. Wasik’s compensation level and eligibility for salary increases, bonuses, benefits and grants of equity. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, the Company has agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Company, other than as a result of gross negligence or willful misconduct. The Company also agreed to cause MCG and Mr. Wasik to be named as additional insured parties under its Directors and Officers Liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon the Company to pay severance in the event the agreement is terminated by the Company. During the fiscal year 2005, Mr. Wasik and MCG were reimbursed $62,000 and $96,000, respectively for expenses incurred on the Company’s behalf. In addition the Company paid $600,000 and issued $300,000 of Preferred Stock to MCG in lieu of cash, for continuing and specific services rendered in addition to Mr. Wasik’s compensation; of these amounts the Company recorded compensation expense of $900,000 to Mr. Wasik through MCG for these services. During fiscal 2005, the Company also reimbursed a major investor, THLPV $59,000 for expenses incurred on the Company’s behalf. THLPV also provides the Company with a standby Letter of Credit guarantee of $7.5 million in support of the Company’s revolving credit facility.

As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant is five years and the warrant will have an exercise price of $0.0001 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost. [See footnote 9 EQUITY COMPENSATION PLANS]

The Company has an agency relationship with Peritas, a vehicle rental company wholly owned by THLPV. Peritas was initially formed and owned by MCG Global, LLC. MCG established Peritas to accommodate the Company’s need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short term ownership or management of Peritas and Peritas was transferred to THLPV for no consideration. The business of Peritas is to rent delivery vehicles to independent contractors who perform services for the Company and other companies. [See footnote 5 CONSOLIDATED FINANCIAL INTEREST ENTITY]

In fiscal 2003, the Company issued $0.2 million of Series H Preferred as compensation for these services.

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

15.	LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of approximately $45.7 million for the year ended July 2, 2005; and, had negative working capital of approximately $36.5 million at July 2, 2005.

On December 21, 2004 the Company obtained covenant waivers and consents from its lenders. The lenders waived all then existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 and the date upon which the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to Money Borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediate preceding thirty days is greater than or equal to $1,000,000.

At July 2, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. The Company’s ability to continue as a going concern is dependent on its ability to finance its operations under the revolving credit agreement and its subordinated debt facility. The Company has obtained waivers with respect to the aforementioned debt covenants.

On July 20, 2005 the Company entered into a Stock Agreement, pursuant to which the Company sold 1,400,000 shares of Series O Preferred Convertible Stock (“Series O Preferred Stock”) to investors for $4.00 per share for net proceeds of approximately $5.6 million. [See footnote 16 SUBSEQUENT EVENTS]

On October 14, 2005 the Company entered into a Stock Agreement, pursuant to which the Company sold 3,099,513 shares of Series P Preferred Convertible Stock (“Series P Preferred Stock”) to investors for $3.34 per share for net proceeds of approximately $10.4 million (see footnote 16 SUBSEQUENT EVENTS).

16.	SUBSEQUENT EVENTS

•	New Equity Investments

On July 20, 2005 the Company entered into a Stock Agreement, pursuant to which the Company sold 1,400,000 shares of Series O Preferred Convertible Stock (“Series O Preferred Stock”) to investors for $4.00 per share for net proceeds of approximately $5.6 million. Based on the pricing of the Series O Preferred, the sale of Series O Preferred contained a beneficial conversion amounting to $3.1 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders. [See footnote 8 SHAREHOLDERS’ EQUITY]

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provide for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred Stock”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred Stock has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight (8) percent per annum of the Series P stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the interest rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding common stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company the Investors of the shares of Series P Preferred Stock shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred Stock into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred Stock by tendering to the Holder 100% of the Conversion Price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P prior to the Registration Statement becoming effective, the Company may redeem the Series P by paying to the Investor the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P plus all accrued dividends, plus 50% of the difference between the conversion price then in effect and the average closing price of the Company’s common stock for the 30 calendar days preceding such redemption. Each investor also received an A Warrant and B Warrant, each a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days.

17.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended
	July 2, 2005	April 2, 2005 (5)	January 1, 2005	October 2, 2004
Revenue	$57,101	$66,137	$65,511	$67,913
Gross profit	$11,944	12,019	11,497	12,861
Loss from operations(1)(2)(3)	$(18,065)	(12,739)	(8,528)	(5,562)
Net loss applicable to common shareholders(1)(2)(3)	$(24,563)	(37,618)	(20,088)	(24,600)
Basic and diluted net loss per share(1)(2)(3)(4)	$(1.88)	$(5.49)	$(75.71)	$(109.19)

(1)	The quarter ended July 2, 2005 includes $4.9 million in increases to legal settlement reserve.
(2)	Restructuring charges and asset impairments, which included costs for severance, excess facilities, and impairment of long-lived assets were $0.9 million for the quarter ended July 2, 2005, and $0.6 million for the quarter ended April 2, 2005.
(3)	The quarter ended July 2, 2005 includes a $2.3 million adjustment to allowance for doubtful accounts.
(4)	Adjusted for 1:50 reverse stock split on February 16, 2005.
(5)	Amounts previously reported for the quarter ended April 2, 2005 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($11,456), ($36,337), and (5.30), respectively, have been changed for adjustments primarily to reflect a $1,092 increase in the estimate of doubtful accounts and a $509 timing difference in the recording of depreciation.

	Three Months Ended (1)
	July 3, 2004	March 27, 2004	December 27, 2003	September 27, 2003
Revenue	$72,023	$67,986	$71,270	$76,639
Gross profit	$9,087	11,463	13,461	15,587
Loss from operations	$(25,580)	(9,085)	(8,009)	(486)
Net loss applicable to common shareholders	$(31,247)	(9,786)	(34,877)	(1,773)
Basic and diluted net loss per share	$(204.58)	$(65.27)	$(318.98)	$(16.34)

(1)	as part of the company’s fiscal year-end close expenses were identified that may have a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible and therefore all fiscal year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Audit Committee and its Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Certifying Officer concluded that these disclosure controls and procedures were deficient to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (as amended) is accurate, and is recorded, processed, summarized and reported within the requisite time periods.

In connection with the preparation of the Company’s consolidated financial statements for the year ended July 2, 2005 certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis, and due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

At the direction of the Audit Committee, management has continued to review how the material weaknesses and deficiencies in internal control occurred and is proceeding expeditiously with its existing plan to enhance internal controls and procedures. The Company has accelerated efforts to move to a single financial reporting platform.

PART III

ITEM 10.	DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position
Vincent A. Wasik	61	Chairman of the Board and Chief Executive Officer
James G. Brown	41	Director
Alex Paluch	49	Director
Richard A. Kassar	58	Director
Leslie E. Grodd	59	Director
John J. Perkins	74	Director
Wesley C. Fredenburg	54	General Counsel and Secretary
Andrew B. Kronick	42	Senior Vice President, Sales
Kay Perry Durbin	45	Senior Vice President, Workforce Services
Jeffrey Hendrickson	60	President and Chief Operating Officer
Daniel R. DeFazio	42	Chief Financial Officer

Vincent A. Wasik was appointed as the Company’s Chairman of the Board in August 2001 and was further appointed the Company’s President and Chief Executive Officer on July 28, 2003. In 1995, Mr. Wasik co-founded MCG Global, a private equity firm sponsoring leveraged buyout acquisitions and growth capital investments and has served as Principal of MCG Global since that time. From 1988 to 1991, Mr. Wasik served as Chairman and CEO of National Car Rental System, Inc. From 1980 to 1983, he served as President and CEO of Holland America Line. Mr. Wasik currently serves as an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut.

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

Alex Paluch was appointed to the Board of Directors in August 2001. Mr. Paluch is a General Partner at East River Ventures Partnership, an investment firm, which focuses in part on emerging technology-driven companies. Mr. Paluch currently serves on the board of directors of Equity Enterprises, Inc.

Richard A. Kassar was appointed to the Board in August 2002. Mr. Kassar has been employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company since 2002. From 2001 to 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From 1999 to 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, he was employed by Chock Full O’Nuts in various positions, and had served as Senior Vice President and Chief Operating Officer. Mr. Kassar also serves as a director for World Fuel Services, Inc.

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

John J. Perkins was appointed to the Board in August of 2004. Since 1984 Mr. Perkins has served as the President of International Insurance Group, Ltd. and is currently the Chairman of the Board of that company. Beginning in 1974 Mr. Perkins has also served as a Trustee of the City of Boston Retirement Fund. Between 1974 and 1984, Mr. Perkins was the President of Corroon and Black of Massachusetts. Additionally, Mr. Perkins is the President of Somerset Corporate Advisors, a financial advisory firm, and is a member of the Advisory board of Glasshouse Technologies, Aircuity, Inc., and Tuckerbrook Alternative Investments. Mr. Perkins is a graduate of Boston College with a degree in Economics.

Wesley C. Fredenburg was appointed General Counsel and Secretary of the Company in December 2000. Prior to joining the Company from 1997 until 2000, Mr. Fredenburg served as General Counsel for the Automotive Rental Group of AutoNation, Inc. From until 1997, Mr. Fredenburg served as the General Counsel of National Car Rental Systems, Inc. Prior to that, he was a partner in the law firm of Crowe and Dunlevy.

Andrew B. Kronick joined the Company in December 2001 as its Senior Vice President of National Accounts and Logistics Services. In fiscal 2004, Mr. Kronick was named Senior Vice President, Sales. Prior to joining the Company, from 1999 to 2001, Mr. Kronick served as President of Veredex Logistics and was co-founder of deliverEnow.com, both technology and same-day logistics solutions companies. Prior to that, from 1995 to 1999, he served as Corporate Vice President of Sales and Marketing of Consolidated Delivery & Logistics, a national provider of time-critical logistics solutions, a company of which he was a founding member.

Kay Perry Durbin joined the Company in February 2000 as its Director of Compensation and Benefits. In November 2001, she was named the Company’s Vice President of Compensation and Benefits. In September 2002, she was named Vice President Human Resources, and served in that capacity until August 2004 when she was named Senior Vice President, Workforce Resources. Prior to joining the Company, Ms. Durbin was the Manager Compensation and Benefits for Fleetwood Retail Corporation.

Jeffrey Hendrickson joined the Company in December 2003 as its President and Chief Operating Officer. Prior to joining Velocity Express, from 2002 to 2003, Mr. Hendrickson was President and Chief Executive Officer of Sport & Health Company, a privately held company headquartered in McLean, Virginia. From 2000 to 2002, Mr. Hendrickson was the President and Chief Operating Officer of BC Harris Publishing Company, Inc. During 2000, Mr. Hendrickson served as Executive Vice President, Operations for Park N’ View, Inc. Park N’ View, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Laws in December 2000. He has also served in a senior executive capacity for such organizations as Brinks, Inc., National Car Rental System, Inc., Chase Manhattan Corporation, and Hertz Corporation.

Daniel R. DeFazio joined the Company in August 2004 as the Senior Vice President, Finance and Controller. In January 2005 he was named the Company’s Chief Financial Officer. Mr. DeFazio is a seasoned finance executive with over 19 years of experience in challenging, highly competitive businesses. Mr. DeFazio most recently served as CFO and Financial Services Partner for Richards Capital & Associates in Miami, Florida. Prior to that he functioned in the roles of CFO, COO and Executive Vice President at VirtualCom, Inc. He has also held other positions in finance with Xerox, Pitney Bowes and PricewaterhouseCoopers. Mr. DeFazio has a Bachelor of Science from Ithaca College in Accounting and Economics, and is also a Certified Public Accountant.

There are no family relationships between directors or executive officers of the Company.

Audit Committee

The Company’s Audit Committee consists of the following individuals: Richard A. Kassar, Chairman, Leslie E. Grodd, and John J. Perkins. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. In addition, the Board has determined that Richard A. Kassar is an “audit committee financial expert” as defined by Securities and Exchange Commission (“SEC”) rules. The members are independent and have met twenty-two times in discussion and review of the Company’s audit efforts.

Nominating Committee

In October 2004, the Board approved the establishment of the Nominating Committee. The Nominating Committee recommends new director nominees to the Board. The Nominating Committee operates under a written charter, which was adopted in October 2004, and serves to identify and recommend individuals qualified to become members of the Board. The Nominating Committee charter is posted on the Company’s web site at www.velocityexp.com under “Investor Info—Governance.” All of the Nominating Committee members meet the independence requirements of the NASDAQ listing standards. The Nominating Committee met once during fiscal 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers and the holders of 10% or more of the Company’s stock to file with the Securities and Exchange Commission initial reports of changes in ownership of equity securities of the Company. Based on the Company’s review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal 2004, its directors, executive officers and holders of 10% or more of the Company’s stock filed all reports on a timely basis.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which applies to the Company’s directors, officers and employees. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K and is published on the Company’s website at www.velocityexp.com under “Investor Info.” Any amendments to the Code of Ethics and waivers of the Code of Ethics for the Company’s Chief Executive Officer or Chief Financial Officer will be published on the Company’s website. You may request a copy of the Code of Ethics at no cost by writing to us at the following address: Velocity Express Corporation, One Morningside Drive North, Building B, Suite 200, Westport, CT 06880 Attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, the aggregate compensation paid or accrued with respect to the Company’s Chief Executive Officer and up to the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of July 2, 2005 (the “Named Executive Officers”), based upon salary and bonus earned by such executive officers and individuals in fiscal 2005.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Other Annual Compensation(2)	Restricted Stock Awards(3)	Securities Underlying Options(4)
Vincent A. Wasik(1)	2005	$900,000	$17,287	$—	$—
Chief Executive Officer	2004	510,000	13,965	—	—
	2003	—	—	6,480	—

Andrew B. Kronick	2005	300,000	—	—	—
Senior Vice President, Sales	2004	253,077	—	—	365,764
	2003	195,923	3,245	—	—

Wesley C. Fredenburg	2005	225,000	—	—	—
General Counsel and Secretary	2004	237,981	—	—	365,764
	2003	216,346	—	—	—

Jeffrey Hendrickson	2005	345,192	17,287	—	—
President and Chief Operating Officer	2004	161,538	—	—	1,097,294
	2003	—	—	—	—

Daniel R. DeFazio	2005	204,615	—	—	—
Chief Financial Officer	2004	—	—	—	—
	2003	—	—	—	—

(1)	Mr. Wasik serves as the Company’s Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG. For 2005, salary includes $300,000 representing 81,370 shares of Series M Preferred Stock.

(2)	For 2005 and 2004, includes health insurance premiums for Mr. Wasik. For 2003, represents vehicle allowance for Mr. Kronick.

(3)	For 2003 includes 180 shares of restricted stock granted to Mr. Wasik on February 21, 2003 for his service on the Board of Directors. The stock vested one year from the date of grant. On July 2, 2005, the aggregate value of the restricted stock holdings was $1,159.

(4)	In 2004, represents the number of shares of common stock underlying warrants. 6,667 warrants were granted to both Messrs. Kronick and Fredenburg subject to shareholder approval for the grant. Shareholder approval was granted on February 14, 2005. The warrants had an exercise price of $0.50 per share, a term of seven years and are immediately exercisable. The tax treatment for these warrants changed in 2005 resulting in significant tax implications for Messrs. Kronick and Fredenburg who have elected not to receive the warrants and are discussing with the Company replacement warrants. 20,000 warrants were granted to Mr. Hendrickson in connection with his offer of employment with the Company. The warrants have an exercise price of $0.50 per share, a term of seven years and are immediately exercisable. No SARs were granted in any of years presented.

No options were granted during the 2005 fiscal year.

COMPENSATION OF DIRECTORS

Cash Compensation.    During the 4th quarter of fiscal 2005 directors’ compensation was modified to include a combination of cash and stock options. Only the outside directors will receive the cash portion of the compensation. Cash compensation for calendar 2005 was $91,000.

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

Effective May 2004, directors and committee members were to be granted, on an annual basis, shares of restricted stock as compensation for board and committee service. The shares were to vest one year from the date of grant of the restricted stock. The number of shares of restricted stock was determined by dividing the amount of compensation by the closing price of the Company’s common stock on the date of grant according to the following compensation schedule. Directors were awarded $25,000, and the Chairman of the Board was granted an additional $12,500. Audit Committee members were granted $25,000. Executive and Compensation Committee members were granted $15,000, and Technology Committee members were granted $3,000. Effective October 23, 2004, Nominating Committee members were granted an additional $15,000. The chairperson of each committee received an additional $6,000. No grants were made under this schedule.

Effective April 14, 2005, directors and committee members are granted, on an annual basis, options to purchase shares of the Company’s common stock and, for certain members, cash as compensation for board and committee service. This compensation was also used to compensate directors for calendar year 2004. Only three directors, Richard Kassar, Leslie Grodd and John Perkins receive cash compensation. The cash compensation is made according to the following compensation schedule. Directors are awarded $10,000. Audit Committee members are granted $10,000 and the chairman receives an additional $4,000. Compensation Committee members are granted $8,000. Nominating Committee members are granted $8,000 and the chairperson receives an additional $3,000. The options shares vest one year from the date of grant and have an exercise price equal to the closing market price of the Company’s common stock on the day of the grant. The number of options granted is calculated by dividing the following amounts by the closing market price of the Company’s common stock on the day of the grant. Directors are granted $7,000 and the chairman is granted an additional $3,500. Audit Committee members are granted $7,000 and the chairman receives an additional $3,500. Compensation Committee members are granted $4,000 and the chairman receives an additional $1,000. Nominating Committee members are granted $4,000 and the chairperson receives an additional $1,000.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND

CHANGE IN CONTROL AGREEMENTS

The Company has employment contracts and severance agreements in effect with Vincent Wasik, its Chairman and Chief Executive Officer, Wesley C. Fredenburg, its General Counsel and Secretary, Drew Kronick, its Senior Vice President, Sales, Jeffrey Hendrickson, its President, Chief Operating Officer and Daniel DeFazio, its Chief Financial Officer. The Company’s Board of Directors appointed Mr. Wasik as the Company’s Chief Executive Officer on July 28, 2003, with the understanding that the Company and MCG Global, LLC (“MCG”) would enter into a Contractor Services Agreement for Mr. Wasik’s services as the Chief Executive Officer of the Company. On October 20, 2004, the Company and MCG entered into a Contractor Services Agreement, effective as of July 28, 2003 (the “Service Agreement”). Mr. Wasik is an owner and principal of MCG and was a stockholder and Chairman of the Board of the Company at the time this Services Agreement was authorized and executed.

The Service Agreement sets forth the rights and duties of both the Company and Mr. Wasik and directs the Company’s Compensation Committee to establish, on an annual basis, Mr. Wasik’s compensation level and eligibility for salary increases, bonuses, benefits and grants of equity. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, the Company has agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to the Company, other than as a result of gross negligence or willful misconduct. The Company also agreed to cause MCG and Mr. Wasik to be named as additional insured parties under its Directors and Officers Liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon the Company to pay severance in the event the agreement is terminated by the Company.

The Company and Mr. Kronick are parties to an employment agreement dated November 28, 2001, governing his employment with the Company. The agreement sets forth Mr. Kronick’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans and the terms of a non-solicitation and non-competition agreement. Pursuant to the agreement, Mr. Kronick’s employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Kronick with two months’ prior notice. The agreement is not for a fixed period of time. If the agreement is terminated by the Company for reasons other than cause, the Company will pay Mr. Kronick an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Kronick’s employment for cause upon written notice without any further obligation to Mr. Kronick.

The Company and Mr. Fredenburg are parties to an employment agreement dated November 15, 2003, governing his employment with the Company. The agreement sets forth Mr. Fredenburg’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Fredenburg’s employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Fredenburg with two months’ prior notice. The agreement is for a period of two years and, at its expiration, can be renewed at the option of the Company. If the agreement is not renewed, the Company may, at its option and in exchange for Mr. Fredenburg executing a non-competition agreement, offer to pay an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Fredenburg’s employment for cause upon written notice without any further obligation to Mr. Fredenburg.

The Company and Mr. Hendrickson are parties to an employment agreement dated December 15, 2003, governing his employment with the Company. The agreement sets forth Mr. Hendrickson’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Hendrickson’s employment is voluntary and may be terminated by the Company with or without written notice, or by Mr. Hendrickson with two months’ prior notice. The agreement is for a period of two years and, at its expiration, can be renewed at the option of the Company. If the agreement is not renewed the Company will, in exchange for Mr. Hendrickson executing a non-competition agreement, offer to pay an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. The Company may immediately terminate Mr. Hendrickson’s employment for cause upon written notice without any further obligation to Mr. Hendrickson.

The Company and Mr. DeFazio are parties to an employment agreement dated March 8, 2005, governing his employment with the Company. The agreement with Mr. DeFazio is “at will” and, therefore, does not have a stated term, and may be terminated by the Company with or without written notice, or by Mr. DeFazio with 30 days’ prior written notice. The agreement sets forth Mr. DeFazio’s compensation level and eligibility for salary increases, bonuses, benefits, and option grants under stock purchase plans. The agreement also provides for Mr. DeFazio’s participation in the Company’s employee benefit programs and other benefits. In the event of termination of Mr. DeFazio’s employment by reason of his death or by his resignation for any reason, the Company shall provide payment to Mr. DeFazio of the earned but unpaid portion of his base salary through the termination date and the pro-rated portion of any bonus due Mr. DeFazio pursuant to any bonus plan or arrangement established prior to the termination of his employment. In the event Mr. DeFazio’s employment was terminated by the Company for cause (as defined in the Employment Agreement), the Company shall provide payment to Mr. DeFazio of the earned but unpaid portion of his base salary through the termination date. In the event Mr. DeFazio’s employment was terminated by the Company without cause, the Company will pay to Mr. DeFazio the earned but unpaid portion of his base salary through the termination date and offer Mr. DeFazio a severance option (the “Severance Option”). The Severance Option will entail the Company (i) paying Mr. DeFazio, as severance pay each month, for twelve consecutive months following the termination of his employment, beginning one month after termination from employment, Mr. DeFazio’s monthly base salary in effect at the time of separation, less customary withholdings; (ii) continuing to pay Mr. DeFazio’s group health and dental insurance coverage for the term of the severance payments or 12 months, whichever is greater; and (iii) causing the immediate vesting of any unvested stock options or stock grants held by Mr. DeFazio at the time of the termination of his employment. The Severance Option is conditioned on Mr. DeFazio executing the Company’s standard general release, without revocation, upon the termination of his employment, and for Mr. DeFazio to comply with a restrictive non-competition covenant for a period of twelve months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2005, the Compensation Committee of the board consisted of James G. Brown, and Richard A. Kassar. Neither Mr. Brown nor Mr. Kassar was at any time during fiscal 2005 or at any other time, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board or the compensation committee of the Company. Through his position as Managing Director of TH Lee Putnam Ventures, L.P., James G. Brown had relationships with the Company requiring disclosure under Item 404 of SEC Regulation S-K. See “Certain Relationships and Related Party Transactions.”

COMPENSATION COMMITTEE REPORT

The following is the report of the compensation committee of the board describing compensation policies and rationales applicable to the Company’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended July 2, 2005.

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

Bonus.    Some of the Company’s executive officers are eligible for an annual cash bonus. Individual and corporate performance objectives are established at the beginning of each year, and eligible executives are assigned target bonus levels.

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

Compensation of Chief Executive Officer.    The compensation committee approved the compensation of Vincent Wasik for fiscal 2005 by way of an agreement between the Company and MCG Global, LLC. Mr. Wasik is an owner and principal of MCG Global, LLC. Compensation in fiscal 2005 under the agreement amounted to $900,000. The compensation committee determined the Chief Executive Officer’s compensation after considering the same factors used to determine the compensation of other executive officers. In determining Mr. Wasik’s base salary, the Committee evaluated his performance by considering the Company’s financial and operating performance for fiscal 2004 as well as Mr. Wasik’s leadership, his ability to foster and maintain a strong, positive and high integrity culture, and his continued ability to develop and implement strategies to enhance shareholder value over the long-term. The Committee also considered Mr. Wasik’s personal performance in a number of additional areas, including growth, innovation, productivity improvement, new ventures, organizational development, diversity and customer and stockholder relations.

Summary.    It is the opinion of the compensation committee that the executive compensation policies and programs in effect for the Company’s executive officers provide an appropriate level of total remuneration that properly aligns the Company’s performance and interests of the Company’s shareholders with competitive executive compensation in a balanced and reasonable manner.

COMPENSATION COMMITTEE

James G. Brown
Richard A. Kassar

Stock Performance Graph

In accordance with Exchange Act regulations, the following performance graph compares the cumulative total shareholder return on the company’s common stock to the cumulative total return on the NASDAQ Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of Consolidated Delivery and Logistics, Inc. and Dynamex. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 in 2000 and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Year	Velocity Express Corporation	S&P SmallCap 600	Nasdaq	Peer Group
2000	$100.00	$100.00	$100.00	$100.00
2001	7.25	109.95	54.48	71.00
2002	7.63	109.81	36.89	75.34
2003	2.15	105.03	40.98	195.12
2004	1.23	138.80	50.60	439.30
2005	0.32	158.98	51.87	511.11

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of September 1, 2005, the Company had issued and outstanding 15,318,865 shares of Common Stock, 5,239,546 shares of Series M Preferred, 1,940,248 shares of Series N Preferred and 800,000 shares of Series O Preferred. The following tables contain certain information known to the Company regarding beneficial ownership of its outstanding voting securities as of September 1, 2005, by (i) each person who is known to the Company to own beneficially more than five percent of each class of the Company’s voting securities, (ii) each of the Company’s directors and nominee directors, (iii) each of the Company’s named executive officers, and (iv) all executive officers and directors as a group. Beneficial ownership listed in the tables below based on ownership of the Company’s convertible preferred shares reflects Common Stock equivalents. Each share of Common Stock is entitled to one vote. For purposes of voting as of September 1, 2005, each holder of Series M Preferred Stock, Series N Preferred Stock and Series O Preferred Stock shall be entitled to vote a number of votes equal to the ratio of the Series M Preferred Stock, Series N Preferred Stock and Series O Preferred Stock Stated Value to the Market Price multiplied by the number of shares held by such holder, rounded down to the nearest whole number.

Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, One Morningside Drive North, Building B, Suite 300, Westport, Connecticut 06880. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of September 1, 2005.

Reference made herein to TH Lee Putnam Ventures (“THLPV”) includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Blue Star I, LLC.

Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)
TH Lee Putnam Ventures(2)	11,065,638	72.2%
200 Madison Avenue, Suite 2225, New York, NY 10016

James G. Brown(3)	11,065,908	72.2%
200 Madison Avenue, Suite 2225, New York, NY 10016

Alexander I. Paluch(4)	382,426	2.5%

Vincent A. Wasik(5)	410,402	2.7%

East River Ventures II, LP(6)	350,507	2.3%
645 Madison Avenue, Ste 2200, New York, NY 10022

MCG Global LLC(7)	166,128	1.1%
One Morningside Drive N., Ste 200, Westport, CT 06880

Jeffrey Hendrickson	36,254	*
5674 Shaddlelee Lane W., Fort Meyers, FL 33919

Andrew B. Kronick(8)	1,634	*

Wesley C. Fredenburg(9)	7,358	*

Richard A. Kassar	280	*

Leslie E. Grodd	—	*

John J. Perkins	—	*

Daniel R. DeFazio	—	*

All directors and officers as a group (10 persons)(10)	11,893,781	77.50%

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based on 15,318,865 shares of Common Stock outstanding as of September 1, 2005. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.

(2)	Includes 10,274,604 shares of Common Stock, 547,857 shares of Common Stock issuable upon conversion of Series M Convertible Preferred, 242,777 shares of Common Stock issuable upon exercise of Warrants and 400 shares of Common Stock issuable upon exercisable of Options owned by THLPV.

(3)	Includes 270 restricted shares of Common Stock owned directly by Mr. Brown and 11,065,638 shares of Common Stock and shares issuable into Common Stock beneficially owned by THLPV, for which Mr. Brown disclaims beneficial ownership.

(4)	Consists of (i) 17,912 shares of Common Stock, 10,881 shares of Common Stock issuable upon conversion of Series M Preferred Stock and 548 shares of Common Stock issuable upon exercise of Warrants owned directly by Mr. Paluch; (ii) 273,557 shares of Common Stock, 68,012 shares of Common Stock issuable upon conversion of Series M Preferred Stock and 8,938 shares of Common Stock issuable upon exercise of Warrants owned by East River Ventures II, LP; and (iii) 2,371 shares of Common Stock and 207 shares of Common Stock issuable upon exercise of Warrants owned by ERV Partners LLC.

(5)	Consists of (i) 98,961 shares of Common Stock, 136,951 shares of Common Stock issuable upon conversion of Series M Preferred Stock, 7,932 shares of Common Stock issuable upon exercise of Warrants, 250 shares of Common Stock issuable upon exercise of Options and 180 shares of restricted stock owned directly by Mr. Wasik; (ii) 161,353 shares of Common Stock and 4, 775 shares of Common Stock issuable upon exercise of Warrants owned by MCG Global LLC.

(6)	Consists of 273,557 shares of Common Stock, 68,012 shares of Common Stock issuable upon conversion of Series M Preferred Stock and 8,938 shares of Common Stock issuable upon exercise of Warrants.

(7)	Consists of 161,353 shares of Common Stock and 4,775 shares issuable upon exercise of Warrants.

(8)	Consists of 1,400 shares issuable upon exercise of Options, 234 shares issuable upon exercise of Warrants.

(9)	Consists of 5,724 shares of Common Stock owned directly, 1,400 shares issuable upon exercise of Options, 234 shares issuable upon exercise of Warrants.

(10)	Consists of an aggregate of 10,861,896 shares of Common Stock, 450 shares of restricted stock, 763,649 shares of Common Stock issuable upon conversion of Series M Preferred Stock 267,786 shares issuable pursuant to presently exercisable Options and Warrants directly owned by directors and officers, 11,065,638 shares beneficially owned by THLPV (for which Mr. Brown disclaims beneficial ownership) 350,507 shares beneficially owned by East River Ventures II LP (for which Mr. Paluch disclaims beneficial ownership), 2,578 shares owned by ERV Partners LLC (for which Mr. Paluch disclaims beneficial ownership), 166,128 shares beneficially owned by MCG Global LLC.

Series M Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
Pequot(2) 500 Nyala Farm Road, Westport, CT 06880	1,615,753	31.2%
Scorpion Capital Partners, L.P.(3) 245 Fifth Avenue, 25th Floor, New York, NY 10016	1,588,638	30.6%
Special Situations Private Equity Fund, L.P.(4) 153 E. 53rd Street, 55th Floor, New York, NY 10022	480,709	9.3%
Special Situations Fund III, L.P.(4) 153 E. 53rd Street, 55th Floor, New York, NY 10022	346,682	6.7%
TH Lee Putnam Ventures(5) 200 Madison Avenue, Suite 2225, New York, NY 10016	547,805	10.6%
James G. Brown(6) 200 Madison Avenue, Suite 2225, New York, NY 10016	547,805	10.6%
Vincent A. Wasik	136,951	2.6%
Alex Paluch	78,893	1.5%
Richard A. Kassar	—	*
Leslie E. Grodd	—	*
John J. Perkins	—	*
Wesley C. Fredenburg	—	*
Andrew B. Kronick	—	*
Jeffrey Hendrickson	—	*
Daniel R. DeFazio	—	*
All directors and executive officers as a group (10 persons)(7)	763,649	14.7%

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based upon 5,185,075 shares of Series M Preferred outstanding as of September 1, 2005, which are convertible into an aggregate of 5,185,075 shares of Common Stock. The percentage does not consider shares of Series M Preferred based upon the right to receive PIK interest that are not issued and outstanding.

(2)	Includes the right to receive 796,400 shares by Pequot Scott Fund, L.P., the right to receive 472,400 shares by Pequot Navigator Onshore Fund, L.P. and the right to receive 346,953 shares by Pequot Navigator Offshore Fund, Inc.

(3)	Includes the right to receive 1,369,516 shares by Scorpion Capital Partners, L.P. and the right to receive 219,122 shares by Scorpion Acquisition.

(4)	MGP Advisors Limited (“MGP”) is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM and MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.

(5)	Includes the right to receive 302,199 shares by TH Lee Putnam Ventures, L.P., the right to receive 221,064 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 17,695 shares by THLi Co Investment Partners, LLC, and the right to receive 6,847 shares by Blue Star I, LLC.

(6)	Consists of the right to receive shares by TH Lee Putnam Ventures, for which Mr. Brown disclaims beneficial ownership.

(7)	Consists of (i) the right to receive 215,844 shares by officers and directors; and (ii) the right to receive 547,805 shares by THLPV, for which Mr. Brown disclaims beneficial ownership.

Series N Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
Crestview Capital Master, LLC(1)	949,796	48.9%
SF Capital Partners Ltd	542,741	28.0%
Scorpion Capital Partners, LP 245 Fifth Avenue, 25th Floor, New York, NY 10016	203,528	10.5%
Gryphon Partners, LP	162,822	8.4%
GSSF Master Fund, LP	81,411	4.2%
James G. Brown	—	*
Vincent A. Wasik	—	*
Alex Paluch	—	*
Richard A. Kassar	—	*
Leslie E. Grodd	—	*
John J. Perkins	—	*
Wesley C. Fredenburg	—	*
Andrew B. Kronick	—	*
Jeffrey Hendrickson	—	*
Daniel R. DeFazio	—	*
All directors and executive officers as a group (10 persons)	—	*

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based on 1,940,298 shares of Series N Preferred Stock outstanding as of September 1, 2005, which are convertible into an aggregate of 1,940,298 shares of Common Stock. The percentage does not consider shares of Series N Preferred based upon the right to receive PIK interest that are not issued and outstanding. More than one person may be beneficially entitled to the same shares.

Series O Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
Gryphon Master Fund, L.P.	250,000	31.3%
GSSF Master Fund, LP	125,000	15.6%
William S. Lapp	75,000	9.4%
Bristol Investment Fund, Ltd.	225,000	28.1%
Smithfield Fiduciary, LLC	125,000	15.6%
James G. Brown	—	*
Vincent A. Wasik	—	*
Alex Paluch	—	*
Richard A. Kassar	—	*
Leslie E. Grodd	—	*

John J. Perkins	—	*

Wesley C. Fredenburg	—	*

Andrew B. Kronick	—	*

Jeffrey Hendrickson	—	*

Daniel R. DeFazio	—	*

All directors and executive officers as a group (10 persons)	—	*

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based on 800,000 shares of Series O Preferred Stock outstanding as of September 1, 2005, which are convertible into an aggregate of 800,000 shares of Common Stock. The percentage does not consider shares of Series O Preferred based upon the right to receive PIK interest that are not issued and outstanding. More than one person may be beneficially entitled to the same shares.

Equity Compensation Plan Information

The Company maintains the 1995 Stock Option Plan (the “1995 Plan”), the 2000 Stock Option Plan (the “2000 Plan”) and the 1996 Director Stock Option Plan (the “1996 Director Plan”), pursuant to which it may grant equity awards to eligible persons. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan and the 1996 Director Plan.

The following table sets for information about the Company’s equity compensation plans as of July 2, 2005. For more information about the Company’s stock option plans, see footnote 9 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	125,984	(1)	$139.71	31,243	(2)
Equity compensation plans not approved by security holders(3)	320,980		15.28	NA

Total	446,964		50.36	31,243

(1)	Includes (i) 3,401 shares to be issued upon exercise of options granted under the 1995 Plan, (ii) 14,581 shares to be issued upon exercise of options granted under the 2000 Plan, (iii) 180 shares to be issued upon exercise of options granted under the 1996 Director Plan, (iv) 7,192 shares to be issued upon the exercise of warrants granted in connection with the sale of Series F Preferred Stock, and (v) 100,630 shares to be issued upon the exercise of warrants granted in connection with the sale of Series H Preferred Stock.

(2)	1,467 shares remaining under the 1995 Plan; 27,616 shares remaining under the 2000 Plan; and 2,160 shares remaining under the 1996 Director Plan.

(3)	Includes (i) 1,900 non-qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment with the Company which vested ratably over three years; (ii) 400 non-qualified stock options issued in October 2001 to certain executive officers which vested ratably over two years on each six-month anniversary of the date of grant; (iii) 300 non-qualified stock options issued to a consultant in exchange for services provided in 1999 which option vested on the date of grant; and (iv) 318,380 shares of common stock issuable upon exercise of warrants that were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices. Certain of the warrants contain a provision to allow additional shares of common stock upon exercise of the warrants in the event that the Company issues other equity instruments that would result in dilution to the holders of the warrants. As of July 2, 2005, each warrant is exercisable into one share of common stock.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Issuance of Series M Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on December 21, 2004 and January 31, 2005, and subject to the Company’s fifty-to-one reverse stock split effective February 16, 2005, the Company contracted to issue, upon shareholder approval of its issuance and certain other related proposals, 6,271,567 shares of Series M Convertible Preferred Stock (“Series M Preferred”) for $3.685 per share for net proceeds of $22.9 million. Of the total proceeds, approximately $22.6 million was received in cash, and $360,000 was in exchange for services performed for the Company. The initial conversion price of the Series M Preferred was $0. 0737, and, at the time the Stock Purchase Agreement was entered into, each share of Series M Preferred was convertible into one share of the Company’s common stock.

The Company sold the Series M Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of the Company’s voting securities: TH Lee Putnam Ventures holds more than 5% of each of Common Stock. Two of its executive officers are also serving on the Company’s Board. Vincent Wasik, the founder and principal of MCG Global LLC and the Chairman of the Board and CEO, owns more than 5% of Common Stock.

Name of Beneficial Owner	Number of Shares of Series M Preferred
TH Lee Putnam Ventures(1)	27,123,187
Vincent Wasik	6,780,797

(1)	A Company director, Mr. James G. Brown is an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares.

Warrant to Purchase Common Stock

As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company’s lenders in support of the Company’s revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company agreed to issue to THLPV, subject to shareholder approval which granted on February 14, 2005, a warrant to purchase 9,677,553 pre-reverse stock split shares of common stock. The term of the warrant will be five years, and the warrant will have an exercise price of $0.0001 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

Issuance of Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on April 28, 2005, the Company contracted to issue to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred is convertible into one share of the Company’s common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments.

Issuance of Series O Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on July 20, 2005, the Company contracted to issue to seven institutional and accredited investors 1,400,000 shares of Series O Convertible Preferred Stock (“Series O Preferred”) for $4.00 per share for net proceeds of $5.6 million. Each share of Series O Preferred is convertible into one share of the Company’s common stock, and had an initial conversion price of $4.00 per share subject to certain adjustments.

Contracts and Arrangements with MCG Global, LLC

The Company has entered into Contractor Services Agreement (the “agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003 under which Vincent A. Wasik provides all services as Chief Executive Officer of the Company. Vincent A. Wasik was a shareholder and Chairman of the Board of the Company at the time the agreement was entered into. The agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. On January 15, 2005 the Compensation Committee modified the agreement with MCG by eliminating the grant of warrants to purchase shares of the Company’s common stock. In fiscal 2004, the Company recorded compensation expense of $900,000 for these services.

The Company subleases a portion of its headquarters office space in Westport Connecticut from MCG. The sublease agreement was approved by the Company’s Audit Committee who determined that the terms of the sublease were at market rates. The Company also reimburses MCG for limited use of MCG’s personnel and for office expenses.

The Company has an agency relationship with Peritas, LLC (“Peritas”), a vehicle rental company wholly-owned by TH Lee Putnam Ventures (“THLPV”). Peritas was initially formed and owned by MCG Global, LLC. The founder and principal of MCG Global LLC is Vincent Wasik, the Chairman of the Board and CEO of the Company. MCG established Peritas to accommodate the Company’s need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short-term ownership or management of Peritas, and Peritas was transferred to THLPV for no consideration. The business of Peritas is to rent delivery vehicles to independent contractors who perform services for the Company and other companies.

THLPV provides the Company with a standby Letter of Credit guarantee of $7.5 million in support of the Company’s revolving credit facility.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed to the Company for fiscal years 2005 and 2004 by Ernst & Young LLP, the Company’s principal accountant:

	Fiscal Year
Fee	2005	2004
Audit Fees(1)	$650,000	$695,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Includes fees related to the annual audit and quarterly reviews.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company’s Independent Auditors

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditors. The Audit Committee has established a policy for pre-approving the services provided by the Company’s independent auditors in accordance with the auditor independence rules of the Securities and Exchange Commission. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by the independent auditors and an annual review of the financial plan for audit fees.

To ensure that auditor independence is maintained, the Audit Committee annually pre-approves the audit services to be provided by the independent auditors and the related estimated fees for such services, as well as the nature and extent of specific types of audit-related, tax and other non-audit services to be provided by the independent auditors during the year.

As the need arises, other specific permitted services are pre-approved on a case-by-case basis during the year. A request for pre-approval of services on a case-by-case basis must be submitted by the Company’s Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management’s assessment of the impact of the service on the auditor’s independence. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent auditors.

All of the services provided by the independent auditors in fiscal 2005, including services related to the Audit-Related Fees, Tax Fees and All Other Fees described above, were approved by the Audit Committee under its pre-approval policies.

PART IV.

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)	Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules

II—Valuation and Qualifying Accounts—years ended July 2, 2005, July 3, 2004 and June 28, 2003.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Reference is made to the Exhibit Index.

(4)	Reports on Form 8-K.

The Company filed one report on Form 8-K during the fiscal quarter ended July 2, 2005, as follows:

(i)	Current Report on Form 8-K filed on May 4, 2005, relating to the issuance of a press release of Velocity Express Corporation reporting Velocity Express Corporation’s private placement of a newly authorized series of the Company’s preferred stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 17, 2005.

VELOCITY EXPRESS CORPORATION

By	/s/ VINCENT A. WASIK
Vincent A. Wasik
Chairman of the Board, Chief Executive Officer

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

Signature	Title	Date

/s/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board and Chief Executive Officer	October 17, 2005

/s/ DANIEL R. DEFAZIO Daniel R. DeFazio	Chief Financial Officer	October 17, 2005

/s/ JAMES BROWN James Brown	Director	October 17, 2005

/s/ ALEX PALUCH Alex Paluch	Director	October 17, 2005

/s/ RICHARD A. KASSAR Richard A. Kassar	Director	October 17, 2005

/s/ LESLIE E. GRODD Leslie E. Grodd	Director	October 17, 2005

/s/ JOHN J PERKINS John J Perkins	Director	October 17, 2005

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2005, 2004 and 2003

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions(1)	Balance at End of Period
Accounts receivable reserves:
2005	$4,743	$8,028	$2,893	$9,879
2004	2,300	12,491	10,048	4,743
2003	2,250	6,665	6,615	2,300

(1)	write-off of accounts receivable determined to be uncollectible.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company’s 8-K, filed October 8, 1999).

2.3	Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

2.4	Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

2.5	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2, 2001 (incorporated by reference to the Company’s Form 10-Q, filed November 13, 2001).

2.6	Agreement and Plan of Merger by and between United Shipping & Technology, Inc., a Utah corporation, and Velocity Express Corporation, a Delaware corporation, dated as of December 6, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

2.7	Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity Express Corporation (a Delaware corporation) (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form 10-K filed October 14, 2003).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form S-3/A, File No. 333-88568, filed June 3, 2002).

3.3	Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.4	Certificate of Designation of Preferences and Rights of Series H Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-Q filed February 18, 2003).

3.5	Bylaws of Velocity Express Corporation (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

4.1	Specimen form of the Company’s Common Stock certificate (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

4.2	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 8-K filed April 5, 2002).

Exhibit Number	Description
4.3	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.1	1996 Director Stock Option Plan, as amended (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.2	2000 Stock Option Plan (incorporated by reference to the Company’s Definitive Schedule 14A filed on May 8, 2000).

10.3	Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.4	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.5	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.6	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.7	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.8	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.9	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.10	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.11	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.12	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

Exhibit Number	Description
10.13	Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.14	Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.15	Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.16	Form of Warrant to purchase shares of Series D Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.17	Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.18	Form of Subscription Note issued in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.19	Form of Warrant to purchase shares of Common Stock used in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.20	Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.21	Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.22	Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of January 25, 2002. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.23	Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.24	Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors on May 3, 2002. (incorporated by reference to the Company’s Form 10-K/A-2 filed July 28, 2003).

10.25	Form of Stock Purchase Agreement to purchase Series H Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed May 16, 2003).

Exhibit Number	Description
10.26	Form of Common Stock Warrant issued in connection with the Company’s Series H Convertible Preferred Stock financing (incorporated by reference to the Company’s Form 10-Q filed February 18, 2003).

10.27	Amended and Restated Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of November 26, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.28	Note Purchase Agreement by and among Velocity Express, Inc., Velocity Express Corporation and BET Associates LP dated as of November 26, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.29	Senior Subordinated Note by and among Velocity Express, Inc., Velocity Express Corporation and BET Associates LP, dated as of November 26, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.30	Employment Agreement between Velocity Express, Inc. and Wesley C. Fredenburg (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.31	Employment Agreement between Velocity Express, Inc. and Jeffrey Hendrickson dated December 15, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.32	Employment Agreement between Velocity Express, Inc. and John Marsalisi dated December 22, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.33	Form of Stock Purchase Agreement to purchase Series I Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.34	Form of Stock Purchase Agreement to purchase Series J Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed May 11, 2004).

10.35	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference to the Company’s Form 10-Q filed May 11, 2004).

10.36	Velocity Express Corporation Code of Business Conduct and Ethics (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.37	Employment Agreement between Velocity Express, Inc. and Andrew B. Kronick dated November 28, 2001 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.38	Employment Agreement between Velocity Express, Inc. and Robert B. Lewis dated January 12, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.39	Contractor Services Agreement between Velocity Express Corporation and MCG Global, LLC (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.40	Stock Purchase Warrant to purchase up to 9,677,553 shares of Common Stock at a price of $0.0001 per share issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.41	Stock Purchase Agreement to purchase 7,000,000 shares of the Company’s Series L Convertible Preferred Stock, par value $0.004 per share, at a price of $1.00 per Preferred Share, entered into between the Company and TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

Exhibit Number	Description
21.1	Subsidiaries (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

23.1	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Capital Contribution Agreement dated July 1, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

99.2	Agency Agreement between Velocity Express, Inc. and Peritas, LLC dated May 25, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).