Form 10-K/A
period 2005-07-02
VELOCITY EXPRESS CORP
filed 2005-10-27
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K/A

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

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
	(In thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$256,662	$287,918	$307,138	$342,727	$471,682
Cost of services	208,342	238,320	241,136	264,766	377,498

Gross profit	48,320	49,598	66,002	77,961	94,184
Operating expenses(1)(2)	92,395	92,402	74,001	75,549	116,277
Restructuring charge(3)	1,603	356	—	—	7,060

Operating (loss) income(1)(2)(3)	(45,678)	(43,160)	(7,999)	2,412	(29,153)
Interest expense, net	(4,750)	(4,567)	(3,959)	(13,068)	(6,482)
Common stock warrant charge	—	—	—	(1,048)	—
Other income (expense)	584	(109)	(301)	1,225	364

Net loss(1)(2)(3)	$(49,844)	$(47,836)	$(12,259)	$(10,479)	$(35,271)

Net loss applicable to common shareholders(1)(2)(3)	$(106,869)	$(77,683)	$(15,609)	$(20,357)	$(35,022)

Basic and diluted loss per common share(1)(2)(3)(4)	$(21.01)	$(551.89)	$(169.44)	$(290.81)	$(525.38)

Basic and diluted weighted average number of common shares outstanding(4)	5,087	141	92	70	67

	As of
	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002	June 30, 2001
Balance Sheet Data
Working capital (deficit)	(36,450)	$(35,543)	$(20,419)	$21,155	$(2,809)
Total assets	87,356	93,676	106,489	113,889	158,375
Long-term debt and capital leases	2,829	5,235	4,602	38,756	61,242
Redeemable preferred stock	—	—	—	—	35,421
Shareholders’ equity (deficit)	10,429	6,476	22,450	29,315	(31,592)

The following items impact the comparability of our data from continuing operations:

(1)	July 2, 2005 includes an increase in the legal settlement reserve for the MIS summary order and related expense for $4.9 million.
(2)	The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on July 1, 2001, and accordingly, ceased amortizing goodwill totaling $ 42.8 million as of July 1, 2001.
(3)	Restructuring charges and asset impairments, which included costs for severance, excess facilities, and impairment of long-lived assets were $1.6 million for fiscal 2005, $0.4 million for fiscal 2004, $0 for fiscal 2003 and 2002, and $7.1 million for fiscal 2001.
(4)	Adjusted for 1:50 reverse stock split on February 16, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Net loss applicable to common shareholders was $106.9 million for year ended July 2, 2005 as compared with $77.7 million for the same period in fiscal 2004. For the year ended July 2, 2005, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series J, K, L, M, and N Preferred Stock. In the prior year, the difference between net loss applicable to common shareholders and net loss related to the beneficial conversion associated with the sale of the Series I and J Preferred Stock.

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

Selling, general and administrative (“SG&A”) expenses for the year ended July 3, 2004 were $78.3 million or 27.2% of revenue, an increase of $17.3 million or 28.4% as compared with $61.0 million or 19.9% of revenue for the year ended June 28, 2003. The increase in SG&A for the year resulted, in part, from $7.7 million of incremental adjustments to the Company’s accounts receivable in fiscal 2004. An additional $2.7 million of SG&A was recorded to recognize the cost of warrants issued to certain members of management. Further, approximately $2.4 million of the SG&A increase relates to increased utilization of contract labor. Other items contributing to the increase totaled $4.5 million.

Occupancy charges for the year ended July 3, 2004 were $14.1 million, an increase of $1.1 million or 8.1% from $13.0 million for the year ended June 28, 2003. The net increase is due to higher utility and common area maintenance charges, higher net rental expense and the expansion of facilities to handle increased demands associated with new markets, the expansion of the Company’s coverage footprint and location specific growth and volume related requirements.

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

During the year ended July 2, 2005, the net increase in year end cash was $4.6 million compared to a net decrease of $0.4 million during the year ended July 3, 2004. As reported in the Company’s consolidated statements of cash flows, the increase (decrease) in cash during the years ended July 2, 2005 and July 3, 2004 is summarized as follows (in thousands):

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

As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant will be five years and will have an exercise price of $0.005 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	July 2, 2005	July 3, 2004	June 28, 2003
Revenue	$256,662	$287,918	$307,138
Cost of services	208,342	238,320	241,136

Gross profit	48,320	49,598	66,002
Operating expenses:
Occupancy	15,014	14,079	13,019
Selling, general and administrative	77,381	78,323	60,982
Restructuring charges and asset impairments	1,603	356	—

Total operating expenses	93,998	92,758	74,001

Loss from operations	(45,678)	(43,160)	(7,999)
Other income (expense):
Interest expense	(4,750)	(4,567)	(3,959)
Other	584	(109)	(301)

Loss before income taxes	(49,844)	(47,836)	(12,259)
Income taxes	—	—	—

Net loss	$(49,844)	$(47,836)	$(12,259)

Net loss applicable to common shareholders	$(106,869)	$(77,683)	$(15,609)

Basic and diluted net loss per share	$(21.01)	$(551.89)	$(169.44)

Weighted average shares outstanding (adjusted for 1:50 reverse stock split)
Basic and diluted	5,087	141	92

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 29, 2002	2,807	$24,304	2,000	$13,600	1,830	$10,808	1,066	$11,389	5,865	$4,379	—	$—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	(2)	—	(386)
Issuance of Series H Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	500	5,000
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	(1,505)
Beneficial conversion of Series H Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	875
Value of Common Warrants issued in connection with sale of Series H Preferred	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(313)	(2,500)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(140)	(1,540)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 28, 2003	2,807	24,304	2,000	13,600	1,517	8,308	926	9,849	5,865	4,377	500	3,984
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	(1)
Conversion of preferred to common stock	—	—	—	—	—	—	(186)	(2,047)	(387)	(290)	(22)	(222)
Issuance of Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of debt and interest to Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series I Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series I Preferred Stock issued for fees related to senior subordinated note	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series J Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 3, 2004	2,807	24,304	2,000	13,600	1,517	8,308	740	7,802	5,478	4,087	478	3,761
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Preferred Stock	—	—	825	4,953	217	1,191	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series n Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common Stock	(2,807)	(24,304)	—	—	—	—	—	—	—	—	—	—
Conversion of Series C to Common Stock	—	—	(2,825)	(18,553)	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(1,734)	(9,499)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(740)	(7,802)	—	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	(5,478)	(4,087)	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	—	—	(478)	(3,761)
Conversion of Series I to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series J to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series K to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series L to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Reverse Common Stock Split-1 for 50
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 2, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

SEE ACCOMPANYING NOTES.

Series I Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series L Preferred Stock		Series M Preferred Stock		Series N Preferred Stock		Preferred Stock Warrants		Common Stock
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	1,042	$7,600	3,663	$15
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	200	1
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	820	4
—	—	—	—	—	—	—	—	—	—	—	—	—	—	705	2
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	1,042	7,600	5,388	22
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	43	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	125	—
—	(657)	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,859	20
15,153	22,730	—	—	—	—	—	—	—	—	—	—	—	—	—	—
901	1,351	—	—	—	—	—	—	—	—	—	—	—	—	—	—
279	419	—	—	—	—	—	—	—	—	—	—	—	—	—	—

477	715	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	3,021	4,532	—	—	—	—	—	—	—	—	—	—	—	—
—	—	67	100	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

16,810	24,558	3,088	4,631	—	—	—	—	—	—	—	—	1,042	7,600	10,415	42
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,094	4
—	—	—	—	—	—	—	—	—	—	—	—	(1,042)	(7,600)	—	—
—	—	—	—	—		—		—	(1,043)	—	(418)	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	4,912	7,368	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	9,852	14,777	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	7,000	7,000	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	6,120	22,550	—	—	—	—	—	—
—	—	—	—	—	—	—	—	98	360	—	—	—	—	—	—
—	—	—	—	—	—	—	—	196	724	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	2,544	9,375	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	24,120	96
—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,898	68
—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,518	102
—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,806	87
—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,724	27
—	—	—	—	—	—	—	—	—	—	—	—	—	—	23,967	96
(16,810)	(24,558)	—	—	—	—	—	—	—	—	—	—	—	—	249,160	997
—	—	(8,000)	(11,999)	—	—	—	—	—	—	—	—	—	—	97,561	390
—	—	—	—	(9,852)	(14,777)	—	—	—	—	—	—	—	—	106,006	424
—	—	—	—	—	—	(7,000)	(7,000)	—	—	—	—	—	—	70,000	280
														(640,204)	(2,561)
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	$—	—	$—	—	$—	—	$—	6,414	$22,591	2,544	$8,957	—	$—	13,065	$52

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(continued)

(Amounts in thousands)

	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total

Balance at June 29, 2002	$(26)	$57,152	$(99,766)	$(140)	$29,315
Payments against stock subscription receivable	18	—	—	—	18
Stock option expense	—	239	—	—	239
Common Stock warrants issued for services rendered	—	78	—	—	78
Warrant exercises	—	399	—	—	400
Offering costs	—	—	—	—	(388)
Issuance of Series H Convertible Preferred Stock	(30)	—	—	—	4,970
Value of Common Warrants issued in connection with sale of Series H Preferred	—	1,505	—	—	—
Beneficial conversion of Series H Preferred Stock	—	—	(875)	—	—
Value of Common Warrants issued in connection with sale of Series H Preferred	—	2,475	(2,475)	—	—
Conversion of Series D to Common Stock	—	2,496	—	—	—
Conversion of Series F to Common Stock	—	1,538	—	—	—
Net loss	—	—	(12,259)	—	(12,259)
Foreign currency translation	—	—	—	77	77

Comprehensive loss	—	—	—	—	(12,182)

Balance at June 28, 2003	(38)	65,882	(115,375)	(63)	22,450
Stock option expense	—	240	0	0	240
Issuance of restricted stock	—	45	0	0	45
Common Stock warrants issued for services rendered	—	2,566	0	0	2,566
Warrant exercises	—	1	0	0	1
Offering costs	—	—	0	0	(659)
Conversion of preferred to common stock	—	2,539	0	0	0
Issuance of Series I Preferred Stock	—	—	0	0	22,730
Conversion of debt and interest to Series I Preferred Stock	—	—	0	0	1,351
Series I Preferred Stock issued for services rendered	—	—	0	0	419
Series I Preferred Stock issued for fees related to senior subordinated note	—	—	0	0	715
Beneficial conversion of Series I Preferred Stock	—	25,215	(25,215)	0	0
Issuance of Series J Preferred Stock	(155)	—	0	0	4,377
Series J Preferred Stock issued for services rendered	—	—	0	0	100
Beneficial conversion of Series J Preferred Stock	—	4,632	(4,632)	0	0
Payments against stock subscription receivable	93	—	0	0	93
Net loss	—	—	(47,836)	0	(47,836)
Foreign currency translation	—	—	0	(116)	(116)

Comprehensive loss	—	—	0	0	(47,952)

Balance at July 3, 2004	(100)	101,120	(193,058)	(179)	6,476
Stock option expense	—	156	—	—	156
Issuance of restricted stock	—	—	—	—	—
Warrants issued to contractors for services	—	787	—	—	787
Warrant exercises—Common Stock	—	7	—	—	11
Warrant exercises—Preferred Stock	—	1,466	—	—	10
Offering costs	—	—	—	—	(1,461)
Payments against stock subscription receivable	57	—	—	—	57
Additional subscription receivable	(7,500)	—	—	—	(7,500)
Issuance of Series J Preferred Stock	—	—	—	—	7,368
Issuance of Series K Preferred Stock	—	—	—	—	14,777
Issuance of Series L Preferred Stock	—	—	—	—	7,000
Issuance of Series M Preferred Stock	—	—	—	—	22,550
Series M Preferred Stock issued for services rendered	—	—	—	—	360
Series M Preferred Stock issued for interest PIK	—	—	(523)	—	201
Issuance of Series N Preferred Stock	—	—	—	—	9,375
Series n Preferred Stock issued for interest PIK	—	—	(102)	—	(102)
Beneficial conversion of Series J Preferred Stock	—	7,368	(7,368)	—	—
Beneficial conversion of Series K Preferred Stock	—	14,777	(14,777)	—	—
Beneficial conversion of Series L Preferred Stock	—	7,000	(7,000)	—	—
Beneficial conversion of Series M Preferred Stock	—	23,111	(23,111)	—	—
Beneficial conversion of Series N Preferred Stock	—	4,770	(4,770)	—	—
Conversion of Series B to Common Stock	—	24,208	—	—	—
Conversion of Series C to Common Stock	—	18,485	—	—	—
Conversion of Series D to Common Stock	—	9,397	—	—	—
Conversion of Series F to Common Stock	—	7,715	—	—	—
Conversion of Series G to Common Stock	—	4,060	—	—	—
Conversion of Series H to Common Stock	—	3,665	—	—	—
Conversion of Series I to Common Stock	—	23,561	—	—	—
Conversion of Series J to Common Stock	—	11,609	—	—	—
Conversion of Series K to Common Stock	—	14,353	—	—	—
Conversion of Series L to Common Stock	—	6,720	—	—	—
Reverse Common Stock Split-1 for 50		2,561			—
Net loss	—	—	(49,844)	—	(49,844)
Foreign currency translation	—	—	—	208	208

Comprehensive loss	—	—	—	—	$(49,636)

Balance at July 2, 2005	$(7,543)	$286,896	$(300,553)	$29	$10,429

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 2, 2005	July 3, 2004
	(Amounts in thousands)
Land	$194	$194
Buildings and leasehold improvements	1,942	1,610
Furniture, equipment and vehicles	6,169	6,851
Computer software	13,567	11,941

	21,872	20,596
Less accumulated depreciation	(12,386)	(9,234)

Total	$9,486	$11,362

7.	DEBT

Long-term debt consists of the following:

	July 2, 2005	July 3, 2004
	(Amounts in thousands)
Revolving note	$27,829	$29,531
Senior subordinated note	5,627	5,468
Other	699	1,244

	34,155	36,243
Less current maturities	(31,326)	(31,008)

Total Long Term Debt	$2,829	$5,235

The future maturities of long-term debt consist of the following (amounts in thousands):

	Revolving Line of Credit	Senior Subordinated Note	Other	Total
Fiscal year:
2006	$27,829	$3,000	$496	$31,325
2007	—	2,000	190	2,190
2008	—	627	9	636
Thereafter	—	—	4	4

	$27,829	$5,627	$699	$34,155

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

During fiscal 2004, the Company issued 74,869 shares, 6,484 shares and 15,836 shares of common stock as a result of shareholder conversions of Series F Preferred, Series G Preferred and Series H Preferred, respectively.

During fiscal 2004, the Company issued 850 shares of restricted common stock to members of the board of directors for their service to the board. The stock vests one year from the date of grant. The Company recorded a charge of approximately $44,570 in the statement of operations based on the fair market value of the common stock as determined on the date of grant using the closing price of the Company’s common stock as quoted on the NASDAQ system.

Reverse Stock Split

Pursuant to the Company’s discussions with the NASDAQ, shareholder approval was granted for a 1:50 reverse stock split at the annual shareholders’ meeting held on February 14, 2005. Such reverse stock split became effective with the trading of shares on February 16, 2005.

9.	EQUITY COMPENSATION PLANS

Stock Options

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan. These plans provide for the issuance of up to 50,255 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a three-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

stock. As of July 2, 2005, and July 3, 2004, there were 850 shares of restricted stock outstanding. No restricted stock or performance shares were outstanding as of June 28, 2003 or June 29, 2002.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Stock Warrants

As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant is five years and the warrant will have an exercise price of $0.005 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

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

17.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended
	July 2, 2005	April 2, 2005 (5)	January 1, 2005	October 2, 2004
Revenue	$57,101	$66,137	$65,511	$67,913
Gross profit	$11,943	12,019	11,497	12,861
Loss from operations(1)(2)(3)	$(18,849)	(12,739)	(8,528)	(5,562)
Net loss applicable to common shareholders(1)(2)(3)	$(24,563)	(37,618)	(20,088)	(24,600)
Basic and diluted net loss per share(1)(2)(3)(4)	$(1.88)	$(5.49)	$(75.71)	$(109.19)

(1)	The quarter ended July 2, 2005 includes $4.9 million in increases to legal settlement reserve.
(2)	Restructuring charges and asset impairments, which included costs for severance, excess facilities, and impairment of long-lived assets were $0.9 million for the quarter ended July 2, 2005, and $0.6 million for the quarter ended April 2, 2005.
(3)	The quarter ended July 2, 2005 includes a $2.3 million adjustment to allowance for doubtful accounts.
(4)	Adjusted for 1:50 reverse stock split on February 16, 2005.
(5)	Amounts previously reported for the quarter ended April 2, 2005 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($11,456), ($36,337), and (5.30), respectively, have been changed for adjustments primarily to reflect a $1,092 increase in the estimate of doubtful accounts and a $509 timing difference in the recording of depreciation.

	Three Months Ended (1)
	July 3, 2004	March 27, 2004	December 27, 2003	September 27, 2003
Revenue	$72,023	$67,986	$71,270	$76,639
Gross profit	$9,087	11,463	13,461	15,587
Loss from operations	$(25,580)	(9,085)	(8,009)	(486)
Net loss applicable to common shareholders	$(31,247)	(9,786)	(34,877)	(1,773)
Basic and diluted net loss per share	$(204.58)	$(65.27)	$(318.98)	$(16.34)

(1)	as part of the company’s fiscal year-end close expenses were identified that may have a material impact on the reported results of prior fiscal quarters. Management’s attempts to accurately quantify the extent of the required inter-quarter reclassification(s), and then to assess the need to restate prior quarters’ reported results, have been precluded from definitive completion by the very weaknesses identified herein. As such, attempts to completely quantify and accurately allocate quarter-specific amounts were not possible and therefore all fiscal year-end adjustments were recorded as part of the Company’s fourth quarter results. Corrections of the underlying weaknesses have been identified, and annual fiscal results are fairly stated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Other Annual Compensation(2)	Restricted Stock Awards(3)	Securities Underlying Options(4)
Vincent A. Wasik(1)	2005	$900,000	$17,287	$—	$—
Chief Executive Officer	2004	510,000	13,965	—	—
	2003	—	—	6,480	—

Andrew B. Kronick	2005	300,000	—	—	—
Senior Vice President, Sales	2004	253,077	—	—	365,764
	2003	195,923	3,245	—	—

Wesley C. Fredenburg	2005	225,000	—	—	—
General Counsel and Secretary	2004	237,981	—	—	365,764
	2003	216,346	—	—	—

Jeffrey Hendrickson	2005	345,192	17,287	—	—
President and Chief Operating Officer	2004	161,538	—	—	1,097,294
	2003	—	—	—	—

Daniel R. DeFazio	2005	204,615	—	—	—
Chief Financial Officer	2004	—	—	—	—
	2003	—	—	—	—

(1)	Mr. Wasik serves as the Company’s Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG. For 2005, salary includes $300,000 representing 81,370 shares of Series M Preferred Stock.

(2)	For 2005 and 2004, includes health insurance premiums for Mr. Wasik and for Mr. Hendrickson in 2005. For 2003, represents vehicle allowance for Mr. Kronick.

(3)	For 2003 includes 180 shares of restricted stock granted to Mr. Wasik on February 21, 2003 for his service on the Board of Directors. The stock vested one year from the date of grant. On July 2, 2005, the aggregate value of the restricted stock holdings was $1,159.

(4)	In 2004, represents the number of shares of common stock underlying warrants. 6,667 warrants were granted to both Messrs. Kronick and Fredenburg subject to shareholder approval for the grant. Shareholder approval was granted on February 14, 2005. The warrants had an exercise price of $0.50 per share, a term of seven years and are immediately exercisable. The tax treatment for these warrants changed in 2005 resulting in significant tax implications for Messrs. Kronick and Fredenburg who have elected not to receive the warrants and are discussing with the Company replacement warrants. 20,000 warrants were granted to Mr. Hendrickson in connection with his offer of employment with the Company. The warrants have an exercise price of $0.50 per share, a term of seven years and are immediately exercisable. No SARs were granted in any of years presented.

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

Transactions with Management and Others

Issuance of Series M Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on December 21, 2004 and January 31, 2005, and subject to the Company’s fifty-to-one reverse stock split effective February 16, 2005, the Company contracted to issue, upon shareholder approval of its issuance and certain other related proposals, 6,271,567 shares of Series M Convertible Preferred Stock (“Series M Preferred”) for $3.685 per share for proceeds of $22.9 million. Of the total proceeds, approximately $22.6 million was received in cash, and $360,000 was in exchange for services performed for the Company. The initial conversion price of the Series M Preferred was $3.685, and, at the time the Stock Purchase Agreement was entered into, each share of Series M Preferred was convertible into one share of the Company’s common stock.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 26, 2005.

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

Signature	Title	Date

/s/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board and Chief Executive Officer	October 26, 2005

/s/ DANIEL R. DEFAZIO Daniel R. DeFazio	Chief Financial Officer	October 26, 2005

/s/ JAMES BROWN James Brown	Director	October 26, 2005

/s/ ALEX PALUCH Alex Paluch	Director	October 26, 2005

/s/ RICHARD A. KASSAR Richard A. Kassar	Director	October 26, 2005

/s/ LESLIE E. GRODD Leslie E. Grodd	Director	October 26, 2005

/s/ JOHN J PERKINS John J Perkins	Director	October 26, 2005

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2005, 2004 and 2003

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions(1)	Balance at End of Period
Accounts receivable reserves:
2005	$4,743	$8,028	$2,892	$9,879
2004	2,300	12,491	10,048	4,743
2003	2,250	6,665	6,615	2,300

(1)	write-off of accounts receivable determined to be uncollectible.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 8, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp., dated as of September 22, 1999 (incorporated by reference to the Company’s 8-K, filed October 8, 1999).

2.3	Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P. and TH Lee. Putnam Internet Parallel Partners, L.P., dated as of May 15, 2000 (incorporated by reference to the Company’s Form 8-K, filed June 2, 2000).

2.4	Securities Purchase Agreement among United Shipping & Technology, Inc., TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC, dated as of September 1, 2000 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

2.5	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. dated August 2, 2001 (incorporated by reference to the Company’s Form 10-Q, filed November 13, 2001).

2.6	Agreement and Plan of Merger by and between United Shipping & Technology, Inc., a Utah corporation, and Velocity Express Corporation, a Delaware corporation, dated as of December 6, 2001 (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

2.7	Certificate of Merger of United Shipping & Technology, Inc. (a Utah corporation) into Velocity Express Corporation (a Delaware corporation) (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form 10-K filed October 14, 2003).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference to the Company’s Form S-3/A, File No. 333-88568, filed June 3, 2002).

3.3	Certificate of Designation of Preferences and Rights of Series G Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

3.4	Certificate of Designation of Preferences and Rights of Series H Convertible Preferred Stock and Articles of Amendment to the Restated Articles of Incorporation (incorporated by reference to the Company’s Form 10-Q filed February 18, 2003).

3.5	Bylaws of Velocity Express Corporation (incorporated by reference to the Company’s Form 8-K, filed January 9, 2002).

4.1	Specimen form of the Company’s Common Stock certificate (incorporated by reference to the Company’s Statement on Form SB-2, File No. 333-01652C).

4.2	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 8-K filed April 5, 2002).

Exhibit Number	Description
4.3	Specimen form of Velocity Express Corporation Common Stock Certificate (incorporated by reference to the Company’s Form 10-K filed September 27, 2002).

10.1	1996 Director Stock Option Plan, as amended (incorporated by reference to the Company’s Form 10-QSB for the fiscal quarter ended January 1, 2000).

10.2	2000 Stock Option Plan (incorporated by reference to the Company’s Definitive Schedule 14A filed on May 8, 2000).

10.3	Exchange Agreement by and among United Shipping & Technology, Inc., UST Delivery Systems, Inc. and CEX Holdings, Inc., dated as of September 24, 1999 (incorporated by reference to the Company’s Form 8-K, filed October 8, 1999).

10.4	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 187,290 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.5	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 142,042 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.6	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to THLi Coinvestment Partners, LLC for 10,598 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.7	Stock Purchase Warrant to Acquire Series C Preferred Stock, issued September 1, 2000 by United Shipping & Technology, Inc. to Blue Star I, LLC for 4,024 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.8	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Partners, L.P. for 262,204 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.9	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to TH Lee.Putnam Internet Parallel Partners, L.P. for 198,855 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.10	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to THLi Coinvestment Partners LLC for 14,837 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.11	Stock Purchase Warrant to Acquire Series C Preferred Stock, to be issued at the time of the Second Closing by United Shipping & Technology, Inc. to Blue Star I, LLC for 5,634 shares of Series C Preferred Stock at a price per share equal to $0.01 (incorporated by reference to the Company’s Form 8-K, filed September 8, 2000).

10.12	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference to the Company’s Statement on Form 10-KSB for the fiscal year ended July 1, 2000).

Exhibit Number	Description
10.13	Form of Stock Purchase Warrant to Acquire Preferred Stock dated January 4, 2001, issued by the Company to TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC and Blue Star I, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2001).

10.14	Form of Stock Purchase Agreement to acquire Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred entered into during March 2001 between the Company and TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.15	Form of Subscription Notes presently convertible into an aggregate 624,906 shares of Series D Preferred issued to TenX Venture Partners, LLC, HomePoint Corporation, Salah Al-Qahtani and AL-MAL Islamic Company pursuant to Stock Purchase Agreements entered into during March 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.16	Form of Warrant to purchase shares of Series D Preferred issued to entities affiliated with TH Lee.Putnam Internet Parallel Partners, L.P. on January 4, 2001 (incorporated by reference to the Company’s Form 8-K, filed May 21, 2001).

10.17	Form of Subscription Note Purchase Agreement to purchase Series F Convertible Preferred Stock entered into between the Company and certain investors in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.18	Form of Subscription Note issued in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.19	Form of Warrant to purchase shares of Common Stock used in connection with the Company’s Series F Convertible Preferred Stock financing in July of 2001. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.20	Third Amended and Restated Registration Rights Agreement dated as of July 2001, among the Company, TH Lee.Putnam Internet Partners, L.P., TH Lee.Putnam Internet Parallel Partners, L.P., THLi Coinvestment Partners LLC, Blue Star I, LLC, RS Investment Management, Inc., Marshall T. Masko, Home Point Corporation, TenX Venture Partners, LLC, Al-Mal Islamic Company, Sheikh Salah A.H. Al-Qahtani and each Series F Convertible Preferred Stock purchaser. (incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2001).

10.21	Warrant to purchase up to 1,000,000 shares of Common Stock at a price of $0.40 per share issued by the Company to BLG Ventures, LLC dated August 23, 2001 (incorporated by reference to the Company’s Form 10-Q filed November 13, 2001).

10.22	Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of January 25, 2002. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.23	Form of Incentive Stock Option Agreement between United Shipping & Technology, Inc., and management, dated October 29, 2001. (incorporated by reference to the Company’s Form 10-Q filed May 3, 2002).

10.24	Form of Stock Purchase Agreement to purchase Series G Convertible Preferred Stock entered into between the Company and certain investors on May 3, 2002. (incorporated by reference to the Company’s Form 10-K/A-2 filed July 28, 2003).

10.25	Form of Stock Purchase Agreement to purchase Series H Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed May 16, 2003).

Exhibit Number	Description
10.26	Form of Common Stock Warrant issued in connection with the Company’s Series H Convertible Preferred Stock financing (incorporated by reference to the Company’s Form 10-Q filed February 18, 2003).

10.27	Amended and Restated Loan and Security Agreement by and among Velocity Express, Inc. and related borrowers, and Fleet Capital Corporation dated as of November 26, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.28	Note Purchase Agreement by and among Velocity Express, Inc., Velocity Express Corporation and BET Associates LP dated as of November 26, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.29	Senior Subordinated Note by and among Velocity Express, Inc., Velocity Express Corporation and BET Associates LP, dated as of November 26, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.30	Employment Agreement between Velocity Express, Inc. and Wesley C. Fredenburg (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.31	Employment Agreement between Velocity Express, Inc. and Jeffrey Hendrickson dated December 15, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.32	Employment Agreement between Velocity Express, Inc. and John Marsalisi dated December 22, 2003 (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.33	Form of Stock Purchase Agreement to purchase Series I Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed February 7, 2004).

10.34	Form of Stock Purchase Agreement to purchase Series J Convertible Preferred Stock (incorporated by reference to the Company’s Form 10-Q filed May 11, 2004).

10.35	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference to the Company’s Form 10-Q filed May 11, 2004).

10.36	Velocity Express Corporation Code of Business Conduct and Ethics (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.37	Employment Agreement between Velocity Express, Inc. and Andrew B. Kronick dated November 28, 2001 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.38	Employment Agreement between Velocity Express, Inc. and Robert B. Lewis dated January 12, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.39	Contractor Services Agreement between Velocity Express Corporation and MCG Global, LLC (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.40	Stock Purchase Warrant to purchase up to 9,677,553 shares of Common Stock at a price of $0.0001 per share issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

10.41	Stock Purchase Agreement to purchase 7,000,000 shares of the Company’s Series L Convertible Preferred Stock, par value $0.004 per share, at a price of $1.00 per Preferred Share, entered into between the Company and TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC dated December 21, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

Exhibit Number	Description
21.1	Subsidiaries (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

23.1	Consent of Ernst & Young LLP.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Capital Contribution Agreement dated July 1, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).

99.2	Agency Agreement between Velocity Express, Inc. and Peritas, LLC dated May 25, 2004 (incorporated by reference to the Company Form 10-K for the fiscal year ended July 3, 2004).