Form 10-Q
period 2005-10-01
VELOCITY EXPRESS CORP
filed 2005-11-21
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Westport, Connecticut 06880

(Address of Principal Executive Offices including Zip Code)

(203) 349-4160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934    YES  ☐    NO  ☒

As of November 9, 2005, there were 15,663,745 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

October 1, 2005

PART I.

ITEM 1. FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	October 1, 2005	July 2, 2005
ASSETS
Current assets:
Cash	$2,135	$5,806
Accounts receivable, net of allowance of $9,436 and $9,879 at October 1, 2005 and July 2, 2005, respectively	17,320	19,736
Accounts receivable - other	1,359	809
Prepaid workers’ compensation and auto liability insurance	4,054	3,462
Other prepaid expenses	1,873	1,983
Other current assets	290	290

Total current assets	27,031	32,086

Property and equipment, net	8,544	9,486
Goodwill	42,830	42,830
Deferred financing costs, net	1,480	1,821
Other assets	1,170	1,133

Total assets	$81,055	$87,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$17,849	$18,962
Accrued insurance and claims	2,271	3,206
Accrued wages and benefits	3,058	2,623
Accrued legal and claims	6,744	7,252
Related party liabilities	2,446	2,446
Other accrued liabilities	1,966	2,721
Current portion of long-term debt	26,084	31,326

Total current liabilities	60,418	68,536

Long-term debt	2,256	2,829
Accrued insurance and claims	4,373	4,775
Restructuring liabilities	259	354
Other long-term liabilities	486	433

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 7,964 and 8,958 shares issued and outstanding at October 1, 2005 and July 2, 2005, respectively	27,908	31,548
Common stock, $0.004 par value, 700,000 shares authorized 15,466 and 13,065 shares issued and outstanding at October 1, 2005 and July 2, 2005, respectively	62	52
Stock subscription receivable	(7,543)	(7,543)
Additional paid-in-capital	300,434	286,896
Accumulated deficit	(307,625)	(300,553)
Accumulated other comprehensive income	27	29

Total shareholders’ equity	13,263	10,429

Total liabilities and shareholders’ equity	$81,055	$87,356

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	October 1, 2005	October 2, 2004
Revenue	$52,546	$67,913
Cost of services	38,212	55,052

Gross profit	14,334	12,861

Operating expenses:
Occupancy	2,939	3,442
Selling, general and administrative	14,309	14,981

Total operating expenses	17,248	18,423

Loss from operations	(2,914)	(5,562)

Other income (expense):
Interest expense	(1,096)	(815)
Other	513	45

Net loss	$(3,497)	$(6,332)

Net loss applicable to common shareholders	$(6,577)	$(24,600)

Basic and diluted net loss per share	$(0.47)	$(109.19)

Weighted average shares outstanding
Basic and diluted	14,139	225

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 2, 2005	6,414	$22,591	2,544	$8,957	—	$—	13,065	$52	$(7,543)	$286,896	$(300,553)	$29	$10,429

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	62	—	—	62
Warrants conversion	—	—	—	—	—	—	7	—	—	4	—	—	4
Warrants issued	—	—	—	—	—	—	—	—	—	895	—	—	895
Preferred Stock PIK dividends	—	—	—	—	—	—	—	—	—	495	(495)	—	—
Offering costs	—	—	—	(19)	—	(209)	—	—	—	—	—	—	(228)
Issuance of Series O Preferred Stock	—	—	—	—	1,400	5,600	—	—	—	—	—	—	5,600
Conversion of Series M Preferred to Common Stock	(1,190)	(4,387)	—	—	—	—	1,190	6	—	4,381	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	(604)	(2,225)	—	—	604	2	—	2,223	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	(600)	(2,400)	600	2	—	2,398	—	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	3,080	(3,080)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(3,497)	—	(3,497)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)

Comprehensive loss													$(3,499)

Balance at October 1, 2005	5,224	$18,204	1,940	$6,713	800	$2,991	15,466	$62	$(7,543)	$300,434	$(307,625)	$27	$13,263

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES
Net loss	$(3,497)	$(6,332)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,109	1,044
Amortization	341	53
Equity instruments issued in lieu of payment for services received	—	75
Stock option expense	62	60
Non-cash interest expense	40	29
Provision for doubtful accounts	1,010	428
Change in operating assets and liabilities:
Accounts receivable	1,406	(2,338)
Other current assets	(1,032)	(1,439)
Other assets	(36)	(84)
Accounts payable	(1,176)	(1,315)
Accrued liabilities	(1,328)	481

Cash used in operating activities	(3,101)	(9,338)

INVESTING ACTIVITIES
Purchases of property and equipment	(86)	(1,774)
Other	—	33

Cash used in investing activities	(86)	(1,741)

FINANCING ACTIVITIES
(Repayments) borrowings under revolving credit agreement, net	(5,744)	1,017
Payments on notes payable and long-term debt	(112)	—
Proceeds from issuance of preferred stock, net	5,372	10,739
Proceeds from issuance of common stock, net	—	3
Stock subscription receivable, net activity	—	50

Cash (used) provided by financing activities	(484)	11,809

Net change in cash	(3,671)	730

Cash, beginning of period	5,806	1,220

Cash, end of period	$2,135	$1,950

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 1, 2005, and the results of its operations for the three months ended October 1, 2005 and October 2, 2004, and its cash flows for the three months ended October 1, 2005 and October 2, 2004 have been included. The results of operations for the three months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 2, 2005, and the footnotes thereto, included in the Company’s Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for such fiscal year. In connection with the preparation of such consolidated financial statements for the year ended July 2, 2005 certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis, and due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. If the Company is unable to correct these weaknesses in a timely manner it will represent a risk.

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements for the three month period ended October 2, 2004 also include Peritas as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities [“FIN No. 46”]. In November 2004 the Company no longer had a variable interest in Peritas that was at risk of disproportionate loss pursuant to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements as of January 2, 2005, which had an insignificant effect on the period’s results.

Reclassifications – Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Comprehensive Loss – Comprehensive loss was $(3.5) million and $(6.3) million for the three months ended October 1, 2005 and October 2, 2004, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

Reverse Stock Split – Shareholder approval was granted for a 1:50 reverse stock split at the shareholders’ meeting held on February 14, 2005. Such reverse stock split became effective at open of trading on February 16, 2005. All such share amounts reflect the reverse stock split.

Loss Per Share – Basic loss per share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. As the Company has net losses applicable to common shareholders in each of the interim periods presented, all outstanding options, warrants and convertible preferred shares have been excluded from the diluted loss per share calculation as they are anti-dilutive.

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share

	Three Months Ended
	October 1, 2005	October 2, 2004
	(Amounts in thousands)
Numerator
Net loss	$(3,497)	$(6,332)
Beneficial conversion feature for Series J Preferred	—	(7,368)
Beneficial conversion feature for Series K Preferred	—	(10,900)
Beneficial conversion feature for Series O Preferred	(3,080)	—

Net loss applicable to common shareholders	$(6,577)	$(24,600)

Denominator for basic and diluted net loss per share
Weighted average common shares	14,139	225

Basic and diluted net loss per share	$(0.47)	$(109.19)

The following table presents securities that would have been included in the diluted earnings per share calculation if the Company had net income for the quarters ended October 1, 2005 and October 2, 2004:

	October 1, 2005	October 2, 2004
	(Amounts in thousands)
Common stock warrants	607	210
Preferred stock warrants:
Series C Convertible Preferred	—	90
Series D Convertible Preferred	—	58
Convertible preferred stock:
Series B Convertible Preferred	—	441
Series C Convertible Preferred	—	219
Series D Convertible Preferred	—	409
Series F Convertible Preferred	—	398
Series G Convertible Preferred	—	123
Series H Convertible Preferred	—	432
Series I Convertible Preferred	—	4,564
Series J Convertible Preferred	—	1,547
Series K Convertible Preferred		655
Series M Convertible Preferred	5,224	—
Series N Convertible Preferred	1,940	—
Series O Convertible Preferred	800	—

	8,571	9,145

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $62,000. Prior period amounts have not been restated. Under this modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations in accounting for our plans.

The following table details the effect on net loss applicable to common shareholders and basic and diluted loss per share had compensation expense for the employee share-based awards been recorded in the three months ended October 2, 2004 based on the fair value method under SFAS 123:

Three Months Ended October 2, 2004
(Amounts in thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(24,600)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	32
Deduct: Stock-based compensation expense determined under fair value method for all awards	(12)

Pro forma	$(24,580)

Basic and diluted loss per common share:
As reported	$(109.19)

Pro forma	$(109.10)

Share-Based Compensation Plans

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan, the 1996 Director Stock Option Plan, and the 2004 Stock Option Plan. These plans provide for the issuance of up to 7,670,996 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option exercise prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a three-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. As of October 1, 2005, there were 850 shares of restricted stock outstanding. No restricted stock or performance shares were outstanding as of October 2, 2004. All outstanding restricted stock was vested as of July 2, 2005. The Company has 31,243 shares available for grants under the option plans at October 1, 2005.

The fair value of each option grant is calculated on the date of the grant using the Black-Scholes option-pricing model. The key assumptions for this pricing model include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

There were no stock options issued, exercised or forfeited during the three month period ended October 1, 2005. All outstanding options at October 1, 2005 are exercisable.

A summary of the status of outstanding stock options as of October 1, 2005 is presented below:

Options Outstanding	18,163

Weighted Average Exercise Price	$678.45

Weighted Average Remaining Contractual Life	5.31 years

Aggregate Intrinsic Value	$0.00

Stock Warrants

In the three month period ended October 1, 2005, the Company granted 58,035 common stock warrants to certain employees for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the following assumptions:

Term 5 years

Volatility 127.3%

Dividend yield 0

Risk-free interest rate 3.85%

Forfeiture rate 0

Term - This is the period of time over which the warrants granted are expected to remain outstanding. The warrants issued in the three month period ended October 1, 2005 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatility is based on historical volatility of the Company’s common stock value and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the warrant. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield - The Company has not made any dividend payments during the last five fiscal years and has no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate - This is the estimated percentage of warrants granted that are expected to be forfeited or canceled before becoming fully vested. As the warrants were fully-vested at the grant date, the forfeiture rate is zero. An increase in the forfeiture rate will decrease compensation expense.

Based on the assumptions used, the fair value of the warrants granted to employees in the three month period ended October 1, 2005 was $54,552. Also, in the three month period ended October 1, 2005, the Company issued 142,333 common stock warrants to a broker in connection with costs of a prior period issue of preferred stock. The Company recorded the warrants at $895,000 which was the fair value of the services received.

All outstanding warrants are exercisable at October 1, 2005.

A summary of the status of the Company’s common stock warrants outstanding as of October 1, 2005 and activity during the three month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance—Warrants Outstanding at July 2, 2005	426,202	$9.34
Granted	200,368	$3.41
Exercised	(7,000)	$0.50

Balance—Warrants Outstanding at October 1, 2005	619,570	$8.09

Weighted Average Remaining Contractual Life	3.51

Aggregate Intrinsic Value	$1,375,439

3. RESTRUCTURING

At the end of the third quarter of fiscal 2005, the Company’s management moved to redefine the business model to take advantage of the Company’s strengths in service delivery to its local markets. Approximately 40 operating centers were designated for closure and employee headcount was reduced by about 200. At that time, the Company recorded a charge of $602,000 related to the restructuring, mostly reflective of severance costs. During the fourth quarter of fiscal 2005, the Company ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments; as well as $100,000 in severance, and an estimated $300,000 charge was recorded to recognize the cost of spare cell phone service contracts that have no future economic benefit to the Company. Approximately $1.0 million of the liability remained accrued at October 1, 2005, of which $0.8 million is included with current accrued liabilities.

Changes in the restructure liabilities, for the three months ended October 1, 2005, follow:

	Restructuring Liabilities July 2, 2005	Payments	Restructuring Liabilities October 1, 2005
	(Amounts in thousands)
Employee termination benefits	$520	$(124)	$396
Lease termination costs	559	(89)	470
Other	311	(131)	180

	$1,390	$(344)	$1,046

During fiscal 2004, the Company relocated its headquarters and financial functions to Westport, Connecticut from Minneapolis, Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. Approximately $123,000 of severance pay liability remained accrued at October 2, 2004. At July 2, 2005, all of the fiscal 2004 severance pay liability had been satisfied.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

	October 1, 2005	July 2, 2005
	(Amounts in thousands)
Revolving note	$22,085	$27,829
Senior subordinated note	5,667	5,627
Other	588	699

	28,340	34,155
Less current maturities	(26,084)	(31,326)

Total Long Term Debt	$2,256	$2,829

The Company maintains a revolving credit facility with Fleet Capital Corporation that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. Interest is payable monthly at a rate, which is adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25% (8.25% at October 1, 2005), or, at the Company’s election, at LIBOR plus 3.25%. As of October 1, 2005, the Company has 45% of the facility usage under LIBOR contracts at an interest rate of 7.0%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. The Company’s accounts receivable have been pledged to secure borrowings under the revolving note. The Company is subject to certain restrictive covenants, the more significant of which include limitations on dividends, acquisitions, new indebtedness and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and to maintain definitive levels of minimum availability. Unused availability was $3.6 million at October 1, 2005. Due to the characteristics of the revolving credit facility, in accordance with current accounting pronouncements, the Company has classified the amount outstanding under the revolving credit facility as a current liability.

On March 31, 2004, July 1, 2004, and December 21, 2004, the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

At July 2, 2005, and October 1 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. Such violations have been waived through November 30, 2005. [See Note 6, Liquidity].

The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events). The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.3 million at October 1, 2005, and is being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and will be amortized over the life of the loan. The senior subordinated note includes a requirement of quarterly principal repayments of $0.5 million beginning January 31, 2005 if agreed to by the primary lender. To date, no principal payments have been made to the senior subordinated note holder as such payments have not been approved by the primary lender. Further, the Company is required to pay a service fee of $5,000 per month related to the acquisition and management of the indebtedness. The senior subordinated note is due October 31, 2007. The note is subordinate to the revolving credit facility.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. At October 1, 2005, the Company had in place waivers of its financial debt covenants relating to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2007.

5. SHAREHOLDERS’ EQUITY

Series O Convertible Preferred Stock – On July 20, 2005, the Company executed Stock Purchase Agreements with seven institutional and accredited investors to provide for the private placement of 1,400,000 shares of a newly authorized series of the Company’s preferred stock (the “Series O Preferred”) in exchange for aggregate gross proceeds of $5,600,000. Based on the pricing of the Series O Preferred, the sale of Series O Preferred contained a beneficial conversion feature amounting to $3.1 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

The Series O Preferred is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred and N Preferred, a dividend at the rate of 6% per annum of the Series O Preferred stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series O Preferred shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Preferred and N Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O Preferred stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior the Series M Preferred and N Preferred from the standpoint of liquidation, the Series O Preferred also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors.

Each of the investors has the right, at its option at any time, to convert any such shares of Series O Preferred into such number of fully paid and no assessable whole shares of Common Stock as is obtained by multiplying the number of shares of Series O Preferred so to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $4.00 per share subject to certain adjustments.

6. LIQUIDITY

The Company is managing to a plan to achieve positive cash flow in the current fiscal year. Key components of the plan are improving gross margin through continued utilization of Company’s routing optimization software and reduced expenses by gaining efficiencies through the centralization of certain administrative functions. In addition, the Company is pursuing profitable revenue growth opportunities with numerous existing and potential customers in targeted vertical segments.

As of October 1, 2005, the Company had $2.1 million in cash and $3.6 million of available borrowing under its revolving credit facility. Borrowings under the revolving credit facility are classified as current liabilities because the Company is required to maintain a lockbox account with the lender. In turn, the lender may apply funds received against outstanding borrowings. However, as such funds are applied to outstanding borrowings then additional borrowing capacity becomes available to the Company. Through September 2006 the Company does not expect to repay, on a net basis, any of the 22,055,000 outstanding at October 1, 2005 and included in current liabilities. The revolving credit agreement expires on December 31, 2006. In addition, as noted in the subsequent events, the Company raised $10.3 million through the issuance of preferred shares on October 14, 2005. The proceeds of the preferred stock issuance coupled with the availability under its revolving credit facility is expected to provide the Company with sufficient liquidity for operations through September 2006.

7. SUBSEQUENT EVENTS

•	New Equity Investments

Series P Convertible Preferred Stock – On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provide for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of 8% per annum of the Series P Preferred stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the dividend rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding Common Stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 100% of the Conversion Price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P Preferred prior to the Registration Statement becoming effective, the Company may redeem the Series P Preferred by paying to the Investor the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P Preferred plus all accrued dividends, plus 50% of the difference between the conversion price then in effect and the average closing price of the Company’s Common Stock for the 30 calendar days preceding such redemption. Each Investor also received an A Warrant and B Warrant, each to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

In accordance with the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-Q and elsewhere that are forward-looking and that provide other than historical information, involve risks and uncertainties that may impact the Company’s results of operations. These forward-looking statements include, among others, statements concerning the Company’s general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” and similar expressions are intended to identify such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-Q should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause results to differ materially from those expressed in or implied by these statements.

Readers are cautioned not to attribute undue certainty to the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-Q is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the quarters ended October 1, 2005 and October 2, 2004 were as follows:

	Three Months Ended
	October 1, 2005	October 2, 2004
Commercial and office products	47.5%	38.7%
Healthcare	20.6%	19.1%
Financial services	17.8%	28.6%
Transportation and logistics	7.5%	7.7%
Energy	4.9%	4.5%
Technology	1.7%	1.4%

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

During fiscal 2006, the Company plans to continue to invest in automated technologies that will increase its competitive advantage in the market by providing more economical delivery routing, enhance and automated package tracking, and increased productivity from both a frontline delivery and back office perspective. During fiscal years 2004 and 2005, the Company spent over $5 million, in the development and implementation of route management software solutions that are anticipated to have a significant impact on reducing overall delivery cost, and increasing the Company’s ability to better manage its variable operating cost.

Historical Results of Operations

Revenue for the quarter ended October 1, 2005 decreased $15.4 million or 22.6% to $52.5 million from $67.9 million for the quarter ended October 2, 2004. The decrease in revenue for the quarter ended October 1, 2005 compared to the same period last year was related to lower volume experienced as a result of customer attrition, revenue loss associated with pricing pressure, and customer freight volume fluctuations of approximately $19.0 million. This decline was offset by revenue growth during the quarter from new customer contracts and expansion within existing customers of approximately $3.6 million.

Cost of services for the quarter ended October 1, 2005 was $38.2 million, a decrease of $16.8 million or 30.6% from $55.1 million for the quarter ended October 2, 2004. The reduction in cost was mainly the result of the completion of the Company’s changeover to an IC model and the result of decreased business volumes, which accounted for a reduction of $12.2 million, As a result, gross margin increased from 18.9% in the prior year quarter to 27.3% for the quarter ended October 1, 2005.

Selling, general and administrative expenses for the quarter ended October 1, 2005 were $14.3 million or 27.2% of revenue, a decrease of $0.7 million or 4.9% as compared with $15.0 million or 22.1% of revenue for the quarter ended October 2, 2004. The decrease in SG&A for the quarter resulted primarily from the Company’s third fiscal quarter 2005 restructure and continuing focused efforts on cost control.

Occupancy charges for the quarter ended October 1, 2005 were $2.9 million, a decrease of $0.5 million or 14.6% from $3.4 million for the quarter ended October 2, 2004. This decrease is also a result of Company’s third fiscal quarter 2005 restructure.

Interest expense for the quarter ended October 1, 2005 increased $0.3 million to $1.1 million from $0.8 million for the quarter ended October 2, 2004. Interest expense related to the Company’s borrowings increased over the same period in the prior year generally as a result of increases in the prime lending rate.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $62,000. Prior period amounts have not been restated. Under this modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations in accounting for our plans.

Liquidity and Capital Resources

Cash used in operations was $3.1 million for the first quarter of fiscal 2006. Of the $3.1 million of negative cash flow, $2.1 used was as a result of working capital changes. Cash used as a result of the increase in accounts receivable was approximately $1.4 million. Accounts payable used approximately $1.2 million as a result of changes in vendor demands for payments. The remaining use of working capital of $1.3 million was due to funding of insurance, legal and other miscellaneous claims.

Cash used as a result of investing activities was $0.1 million for the first quarter of fiscal 2006 and consisted primarily of capital expenditures for the Company’s continued efforts to leverage technology to provide customer-driven technology solutions

Cash used as a result of financing activities amounted to $0.5 million during first quarter of fiscal 2006. The primary source of cash was from issuance of preferred stock, net of subscription receivables which provided $5.4 million. Net reductions of long term debt and on borrowings on the revolving credit facility used $5.9 million.

As of October 1, 2005, the Company had no outstanding purchase commitments for capital improvements.

The Company reported a loss from operations of approximately $2.9 million for the first quarter of fiscal 2006 and has negative working capital of approximately $33.4 million at October 1, 2005.

The Company is managing to a plan to achieve positive cash flow in the current fiscal year. Key components of the plan are improving gross margin through continued utilization of Company’s routing optimization software and reduced expenses by gaining efficiencies through the centralization of certain administrative functions. In addition, the Company is pursuing profitable revenue growth opportunities with numerous existing and potential customers in targeted vertical segments.

As of October 1, 2005, the Company had $2.1 million in cash and $3.6 million of available borrowing under its revolving credit facility. Borrowings under the revolving credit facility are classified as current liabilities because the Company is required to maintain a lockbox account with the lender. In turn, the lender may apply funds received against outstanding borrowings. However, as such funds are applied to outstanding borrowings then additional borrowing capacity becomes available to the Company. Through September 2006 the Company does not expect to repay, on a net basis, any of the 22,055,000 outstanding at October 1, 2005 and included in current liabilities. The revolving credit agreement expires on December 31, 2006. In addition, as noted in the subsequent events, the Company raised $10.3 million through the issuance of preferred shares on October 14, 2005. The proceeds of the preferred stock issuance coupled with the availability under its revolving credit facility is expected to provide the Company with sufficient liquidity for operations through September 2006.

On March 31, 2004, July 1, 2004, and December 21, 2004, the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

At July 2, 2005 and October 1, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. Such violations have been waived through November 30, 2005.

We are continuing to pursue operational efficiencies through conversion of employee drivers to independent contractors, reducing back office workforce, and pursuing savings in other areas.

Cautionary Statement

History of Losses

Our net losses applicable to common shareholders for the three months ended October 1, 2005 and October 2, 2004 were $6.6 million and $24.6 million, respectively. Such losses include $3.1 million and $18.2 million, respectfully, resulting from beneficial conversion charges, increased such respective period losses to the aforementioned levels of net losses applicable to common shareholders.

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

At the direction of the Audit Committee, management has continued to review how the material weaknesses and deficiencies in internal control occurred and is proceeding expeditiously with its existing plan to enhance internal controls and procedures. The Company has accelerated efforts to move to a single financial reporting platform with system enhancements and is aggressively adding to and upgrading its financial staff.

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

Claims Exposure

As of October 1, 2005, the Company utilized the services of approximately 2,815 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per-occurrence and an aggregate limit of $5 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

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

Additionally, at October 1, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. The Company’s ability to fund operations is dependent on its ability to maintain the financing under the revolving credit agreement and its subordinated debt facility. The Company has obtained waivers with respect to the aforementioned debt covenants.

Uncertainty of Future Profitability

The Company has continued to experience net losses of $3.5 million for the three months ended October 1, 2005. In fiscal 2005, the declines in operating income have significantly exceeded the cost saving resulting from improved systems. To achieve profitability, the Company must successfully pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement its technology initiatives and other cost-saving measures.

Dependence on Additional Financing

The Company has depended, and is likely to continue to depend, on its ability to obtain additional financing to fund its liquidity requirements. The Company may not be able to continue to obtain additional capital when the Company wants it or need it, and capital may not be available on satisfactory terms. If the Company issues additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of the Company’s common or preferred stock. In addition, any additional capital may have terms and conditions that adversely affect the Company’s business, such as financial or operating covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $22.1 million at October 1, 2005. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $221,000.

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

As we reported in our Form 10-K for the fiscal year ended July 1, 2005 (filed October 19, 2005), as amended on October 26, 2005, in connection with the audit of our financial statements for that year, certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis and, due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act, and the rules and regulations promulgated thereunder. Such material weakness and associated ineffectiveness, as reported in Form 10-K under “ITEM 9A. Controls and Procedures”, also existed at October 1, 2005.

(b) Changes in internal controls over financial reporting

As described in section (a) above, on October 19, 2005 we reported a material weakness as of July 1, 2005 which still existed at October 1, 2005. The Company has taken steps to attempt to improve its internal controls and its control environment. The Company has established a cash applications initiative to ensure timely and accurate posting of cash receipts and is aggressively recruiting experienced professionals to augment its existing accounting and finance resources. The Company believes that the corrective steps described herein will enable management to conclude that the internal controls over its financial reporting are effective when they are fully implemented. The Company will continue its efforts to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Warrant to Purchase Common Stock – As part of the Series M Preferred Stock private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Company’s lenders in support of the Company’s revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, the Company issued to THLPV, upon shareholder approval, a warrant to purchase 193,552 shares of Common Stock. The term of the warrant is five years and has an exercise price of $0.005 per share. Due to the value of the warrant, the Company in fiscal 2005 recorded $2.3 million as a deferred financing cost, subsequently reclassed to offering costs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of October 2, 2004, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated debt facility. However, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were in effect through January 1, 2005; and, pursuant to the Company’s receipt of $21.0 million of investment capital on December 21, 2004 the Company obtained additional waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 or the date upon which the (a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to money borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

As of October 1, 2005, the Company was not in compliance with certain non-financial covenants relative to the timely remittance of monthly financial statements. The lenders have waived and delayed such timeframe for receipt of the late monthly financial statements until November 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the Town of Westport, State of Connecticut on November 21, 2005.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Daniel R. DeFazio
DANIEL R. DEFAZIO
Chief Financial Officer