Form 10-Q
period 2005-12-31
VELOCITY EXPRESS CORP
filed 2006-02-17
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer (            ) Accelerated filer (            ) Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

As of February 6, 2006, there were 16,424,584 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 31, 2005

PART I.

ITEM 1. FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	December 31, 2005	July 2, 2005
ASSETS

Current assets:
Cash	$1,775	$5,806
Accounts receivable, net of allowance of $6,290 and $9,879 at December 31, 2005 and July 2, 2005, respectively	17,097	19,736
Accounts receivable - other	2,006	809
Prepaid workers’ compensation and auto liability insurance	2,593	3,462
Other prepaid expenses	1,071	1,983
Other current assets	309	290

Total current assets	24,851	32,086

Property and equipment, net	8,040	9,486
Goodwill	42,830	42,830
Deferred financing costs, net	1,144	1,821
Other assets	1,184	1,133

Total assets	$78,049	$87,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$13,636	$18,962
Accrued insurance and claims	2,403	3,206
Accrued wages and benefits	2,198	2,623
Accrued legal and claims	5,397	7,252
Related party liabilities	124	2,446
Other accrued liabilities	1,297	2,721
Current portion of long-term debt	25,520	31,326

Total current liabilities	50,575	68,536

Long-term debt	71	2,829
Accrued insurance and claims	3,029	4,775
Restructuring liabilities	393	354
Other long-term liabilities	389	433

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 10,845 and 8,958 shares issued and outstanding at December 31, 2005 and July 2, 2005, respectively	35,429	31,548
Common stock, $0.004 par value, 700,000 shares authorized 16,425 and 13,065 shares issued and outstanding at December 31, 2005 and July 2, 2005, respectively	66	52
Stock subscription receivable	(7,543)	(7,543)
Additional paid-in-capital	309,940	286,896
Accumulated deficit	(314,316)	(300,553)
Accumulated other comprehensive income	16	29

Total shareholders’ equity	23,592	10,429

Total liabilities and shareholders’ equity	$78,049	$87,356

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenue	$49,316	$65,511	$101,862	$133,424
Cost of services	35,136	54,014	73,348	109,066

Gross profit	14,180	11,497	28,514	24,358
Operating expenses:
Occupancy	3,187	3,629	6,126	7,071
Selling, general and administrative	13,662	16,396	27,971	31,377

Total operating expenses	16,849	20,025	34,097	38,448

Loss from operations	(2,669)	(8,528)	(5,583)	(14,090)
Other income (expense):
Interest expense	(1,247)	(823)	(2,343)	(1,638)
Other	209	140	723	185

Net loss	$(3,707)	$(9,211)	$(7,203)	$(15,543)

Net loss applicable to common shareholders	$(5,777)	$(20,088)	$(12,353)	$(44,688)

Basic and diluted net loss per share	$(0.36)	$(75.71)	$(0.82)	$(182.25)

Weighted average shares outstanding
Basic and diluted	15,907	265	15,023	245

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 2, 2005	6,414	$22,591	2,544	$8,957	—	$—	—	$—	13,065	$52	$(7,543)	$286,896	$(300,553)	$29	$10,429

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	352	—	—	352
Warrants conversion	—	—	—	—	—	—	—	—	19	—	—	4	—	—	4
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	4,890	—	—	4,890
Preferred Stock PIK Dividends Declared	—	—	—	—	—	—	—	—	—	—	—	1,512	(1,410)	—	102
Offering costs	—	—	—	(19)	—	(209)	—	(743)	—	—	—	—	—	—	(971)
Issuance of Common Stock	—	—	—	—	—	—	—	—	500	2	—	1,228	—	—	1,230
Issuance of Series M Preferred Stock PIK Dividends	228	841	—	—	—	—	—	—	—	—	—	(841)	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	1,400	5,600	—	—	—	—	—	—	—	—	5,600
Issuance of Series P Preferred Stock	—	—	—	—			3,094	9,152	—	—	—	—	—	—	9,152
Issuance of Series P Preferred Stock for services	—	—	—	—			6	20	—	—	—	—	—	—	20
Conversion of Series M Preferred to Common Stock	(1,200)	(4,422)	—	—	—	—	—	—	1,200	5	—	4,417	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	(715)	(2,634)	—	—	—	—	715	3	—	2,631	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	(926)	(3,705)	—	—	926	4	—	3,701	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	648	(648)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	3,270	(3,270)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	1,232	(1,232)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,203)	—	(7,203)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	(13)	(13)

Comprehensive loss															$(7,216)

Balance at December 31, 2005	5,442	$19,010	1,829	$6,304	474	$1,686	3,100	$8,429	16,425	$66	$(7,543)	$309,940	$(314,316)	$16	$23,592

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 31, 2005	January 1, 2005
OPERATING ACTIVITIES
Net loss	$(7,203)	$(15,543)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,213	2,125
Amortization	682	280
Gain on the sale of assets	(74)	—
Equity instruments issued in lieu of payment for services received	—	757
Change in fair value of settlement liability	175	—
Stock option expense	352	92
Non-cash interest expense	80	29
Provision for doubtful accounts	1,010	830
Change in operating assets and liabilities:
Accounts receivable	1,628	1,370
Other current assets	561	(2,773)
Other assets	(51)	(275)
Accounts payable	(5,327)	(4,746)
Accrued liabilities	(3,934)	(3,743)

Cash used in operating activities	(9,888)	(21,597)
INVESTING ACTIVITIES
Proceeds from sale of assets	90	6
Capital expenditures	(778)	(2,563)
Other	—	157

Cash used in investing activities	(688)	(2,400)
FINANCING ACTIVITIES
Repayments of revolving credit agreement, net	(8,343)	(1,256)
(Payments of) proceeds from notes payable and long-term debt	(301)	20,945
Proceeds from issuance of preferred stock, net	15,189	21,645
Proceeds from issuance of common stock, net	—	11
Stock subscription receivable, net activity	—	54

Cash provided by financing activities	6,545	41,399

Net change in cash	(4,031)	17,402

Cash, beginning of period	5,806	1,220

Cash, end of period	$1,775	$18,622

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company, the results of its operations, and its cash flows have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006.

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

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements for the six month period ended January 1, 2005 also include Peritas as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities [“FIN No. 46”]. In November 2004 the Company no longer had a variable interest in Peritas that was at risk of disproportionate loss pursuant to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements as of January 2, 2005.

Reclassifications – Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Comprehensive Loss – Comprehensive loss were $3.7 million and $7.2 million for the three and six months ended December 31, 2005, respectively, and $9.1 million and $15.4 million for the three and six months ended January 1, 2005, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

Reverse stock Split – Shareholder approval was granted for a 1:50 reverse stock split at the shareholders’ meeting held on February 14, 2005. Such reverse stock split became effective at open of trading on February 16, 2005. All such share amounts are restated herein to reflect such reverse stock split.

Loss Per Share – Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were excluded since their effect was anti-dilutive.

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(3,707)	$(9,211)	$(7,203)	$(15,543)
Beneficial conversion feature for Series J Preferred	—	—	—	(7,368)
Beneficial conversion feature for Series K Preferred	—	(3,877)	—	(14,777)
Beneficial conversion feature for Series L Preferred	—	(7,000)	—	(7,000)
Beneficial conversion feature for Series N Preferred	(648)		(648)
Beneficial conversion feature for Series O Preferred	(190)	—	(3,270)	—
Beneficial conversion feature for Series P Preferred	(1,232)	—	(1,232)	—

Net loss applicable to common shareholders	$(5,777)	$(20,088)	$(12,353)	$(44,688)

Denominator for basic and diluted loss per share
Weighted average common stock shares	15,907	265	15,023	245

Basic and Diluted Loss Per Share	$(0.36)	$(75.71)	$(0.82)	$(182.25)

The following table presents securities that could be converted into common shares and potentially dilute basic loss per share in the future. In the quarters and six months ended December 31, 2005 and January 1, 2005, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(Amounts in thousands)
Common stock warrants	2,055	225	1,319	219
Preferred stock warrants:
Series C Convertible Preferred	—	98	—	99
Series D Convertible Preferred	—	63	—	63
Convertible preferred stock:
Series B Convertible Preferred	—	483	—	482
Series C Convertible Preferred	—	239	—	239
Series D Convertible Preferred	—	447	—	447
Series F Convertible Preferred	—	426	—	430
Series G Convertible Preferred	—	132	—	134
Series H Convertible Preferred	—	457	—	464
Series I Convertible Preferred	—	4,983	—	4,983
Series J Convertible Preferred	—	1,951	—	1,821
Series K Convertible Preferred	—	1,637		1,171
Series L Convertible Preferred		185		92
Series M Convertible Preferred	5,363	—	5,214	—
Series N Convertible Preferred	1,829	—	1,829	—
Series O Convertible Preferred	474	—	429	—
Series P Convertible Preferred	2,691	—	1,168	—

	12,412	11,326	9,959	10,644

All of the Company’s outstanding options were not included in the computation of diluted EPS because the effect would have been antidilutive. These options were antidilutive because their exercise prices were greater than the average market value of a share of common stock during the period.

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

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $290,000 and $352,000 for the three and six month periods ended December 31, 2005, respectively. Prior period amounts have not been restated. Under this modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation using APB 25 and related interpretations.

The following table details the effect on net loss applicable to common shareholders and basic and diluted loss per share had compensation expense for the employee share-based awards been recorded in the three and six months ended January 1, 2005 based on the fair value method under SFAS 123:

	Three Months Ended January 1, 2005	Six Months Ended January 1, 2005
	(Amounts in thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(20,088)	$(44,688)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	32	64
Deduct: Stock-based compensation expense determined under fair value method for all awards	(72)	(60)

Pro forma	$(20,128)	$(44,684)

Basic and diluted loss per common share:
As reported	$(75.71)	$(182.25)

Pro forma	$(75.86)	$(182.23)

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan, the 1996 Director Stock Option Plan, and the 2004 Stock Option Plan. These plans provide for the issuance of up to 7,670,996 shares of common stock. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option exercise prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a two-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. As of December 31, 2005, there were 850 shares of restricted stock outstanding. All outstanding restricted stock was vested as of July 2, 2005. The Company has 3,363,952 shares of common stock available for grants under the option plans at December 31, 2005.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of share based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the three and six months ended December 31, 2005 were $1.92 and $1.92, respectively. For the three and six month period ended December 31, 2005 the fair value of the warrants granted to employees was $2,005,200 and $2,139,783, respectively. Also, in the six month period ended December 31, 2005, the Company issued 142,333 common stock warrants to a broker in connection with costs of a prior period issue of preferred stock. The Company recorded the warrants at $895,000 which was the fair value of the services received. The table below indicates the key assumptions used in the option and warrant valuation calculations for share based awards granted to employees in the three and six months ended December 31, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended 31-Dec-05		Six Months Ended 31-Dec-05
Term	1.58	Years	1.62	Years
Volatility	171.00%		170.60%
Dividend Yield	0.00%		0.00%
Risk-free interest rate	4.34%		4.33%
Forfeiture rate	2.84%		2.89%

There were no options grants during fiscal 2005 or during the first quarter of fiscal 2006.

Term - This is the period of time over which the awards granted are expected to remain outstanding. The warrants and options issued in the six month period ended December 31, 2005 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatility is based on historical volatility of the Company’s common stock value and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the awards. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield – The Company has not made any dividend payments during the last five fiscal years and has no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate - This is the estimated percentage of awards granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

A summary of the status of outstanding stock options and activity is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value (in thousands)
Options outstanding, July 3, 2005	18,163	$678.45
Granted	1,665,931	$2.56
Expired	(60)	$1,718.75

Options outstanding, December 31, 2005	1,684,034	$9.79	9.90	years	$—

Options exercisable, December 31, 2005	18,103	$675.00	4.92	years	$—

As of December 31, 2005 there was $4.8 million of total unrecognized compensation expense related to stock options.

There have been no exercises of stock options during the six months ended December 31, 2005.

In the six month period ended December 31, 2005, the Company granted 2,715,022 common stock warrants to certain employees for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

A summary of the status of the Company’s common stock warrants outstanding as of December 31, 2005 and activity during the six month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value (in thousands)
Warrants outstanding, July 3, 2005	426,202	$9.34
Granted	2,715,022	$3.30
Exercised	(7,000)	$0.50
Forfeited	(6,141)	$110.33

Warrants outstanding, December 31, 2005	3,128,083	$3.92	3.04	years	$620,691

Warrants exercisable, December 31, 2005	597,788	$0.72	3.34	years	$620,691

3. RESTRUCTURING

At the end of the third quarter of fiscal 2005, the Company’s management moved to redefine the business model to take advantage of the Company’s strengths in service delivery to its local markets. Approximately 40 operating centers were designated for closure and employee headcount was reduced by about 200. At that time, the Company recorded a charge of $602,000 related to the restructuring, mostly for severance costs. During the fourth quarter of fiscal 2005, the Company ceased use of most of the named facilities and recorded a charge of $950,000 including an additional $550,000 in net lease contract termination costs and fixed asset impairments, $100,000 in severance, and an estimated $300,000 to recognize the cost of spare cell phone service contracts that have no future economic benefit to the Company. Approximately $0.8 million of the liability remained accrued at December 31, 2005, of which $0.7 million is included with current accrued liabilities.

Changes in the restructure liabilities follow:

	Restructuring Liabilities July 2, 2005	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities December 31, 2005
Employee termination benefits	$520	$(219)	$(59)	$242
Lease termination costs	559	(153)		406
Other	311	(120)	(41)	150

	$1,390	$(492)	$(100)	$798

During fiscal 2004, the Company relocated its headquarters and financial functions to Westport, Connecticut from Minneapolis, Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2005	July 2, 2005
	(Amounts in thousands)
Revolving note	$19,486	$27,829
Senior subordinated note	5,607	5,627
Other	498	699

	25,591	34,155
Less current maturities	(25,520)	(31,326)

Total Long Term Debt	$71	$2,829

The Company maintains a revolving credit facility with Bank of America/Fleet Capital Corporation (the “Senior Lender”) that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible accounts receivable. As of December 31, 2005 the balance borrowed under the facility equals $19.5 million. Interest is payable monthly at a rate, which is adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25% (8.75% at December 31, 2005), or, at the Company’s election, at LIBOR plus 3.25%. As of December 31, 2005, the Company had 51% of the facility usage under LIBOR contracts at an interest rate of 7.625%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. While the Company is in negotiations to extend or replace the revolving credit facility failure to do so may require the Company to obtain financing through alternative means to sustain continuing operations.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements. The more significant covenants include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and to maintain definitive levels of minimum availability. Unused availability was $2.7 million at December 31, 2005. Due to the characteristics of the revolving credit facility, the Company has classified the amount outstanding under the revolving credit facility as a current liability.

On March 31, 2004, July 1, 2004, and December 21, 2004, the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with Bank of America/Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

On December 7, 2005 the Company entered into the sixth amendment to the amended and restated revolving credit facility with Bank of America/Fleet. The purpose of the amendment was to approve, and allow payments under, the terms of the negotiated settlement to resolve litigation arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”). [See Note 5, Litigation Settlement]. This amendment also approved the restructure of the senior subordinated debt allowing for quarterly principal repayments of $100,000.

At December 31, 2005, the Company was not in compliance with certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. [See Note 7, Liquidity]. The Company will pursue waivers pertaining to these matters of compliance.

On February 16, 2006, the Company’s Senior Lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the Company’s investors, TH Lee Putnam Ventures (“THLPV”). THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee.

The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events). The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.3 million at December 31, 2005, and is being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and are also being amortized over the life of the loan. The senior subordinated note included a requirement of quarterly principal repayments of $0.5 million beginning January 31, 2005 if agreed to by the primary lender. No principal payments have been made to the senior subordinated note holder under this schedule as such payments have not been approved by the primary lender.

        On December 7, 2005 the senior subordinated note was amended and restated to adjust the entire payment schedule to $100,000 per quarter with a lump sum final payment at the October 31, 2007 maturity date. The senior debt holder has approved and authorized such schedule of payments. In accordance with the new amended and restated agreement the Company is now required to pay a service fee of $10,000 per month related to the acquisition and management of the indebtedness; it had previously been $5,000 per month under the prior agreement structure. The senior subordinated note is due October 31, 2007. The note remains subordinate to the revolving credit facility.

At December 31, 2005, the Company had in place waivers of its financial debt covenants relating to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2007.

5. LITIGATION SETTLEMENT

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N. A. Ltd. Corp., (the “Plaintiffs”). The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc., a predecessor company, and Mobile Information Systems, Inc. (“MIS”). By granting the motions, the court did resolve the liability issues and hold that Bank of America/Hancock is entitled to recover the amounts sued for.

On December 7, 2005 the parties executed a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million after initial good faith payments of $0.3 million. In addition, on December 9, 2005, the Plaintiffs were issued 500,000 shares of the Company’s common stock, guaranteed at a $6.00 per share minimum value subject to future conditions (the “Guarantee”). The Plaintiffs also received an accelerated payment of $0.5 million of the $2.9 million settlement pursuant to conditions of the agreement related to the Company’s raise of any equity funding. As part of the final settlement, the Company received waivers of financial covenants of the Company’s Amended and Restated Loan and Security Agreement, with Fleet Capital Corporation and Merrill Lynch Capital (the “Senior Lender”), and with BET Associates, LP relative to waiver of certain financial covenants of its Subordinated Debt. At issuance of the Common Stock, the Guarantee had an estimated initial fair value of $1.8 million, which was recorded as a liability on the consolidated balance sheet. The estimated fair value of the Guarantee was determined using the December 9, 2005 closing price of the Company’s Common Stock trading on the NASDAQ-SCM stock market. For the three months ended December 31, 2005, the Company recorded other expense on the consolidated statements of operations for the change in fair value of the Guarantee of approximately $0.2 million. The Guarantee will be adjusted to its fair value on a quarterly basis, with the corresponding charge or credit to other expense or income. At December 31, 2005, the estimated fair value of the Guarantee was $1.9 million.

6. SHAREHOLDERS’ EQUITY

Series O Convertible Preferred Stock - On July 20, 2005, the Company executed Stock Purchase Agreements with seven institutional and accredited investors to provide for the private placement of 1,400,000 shares of a newly authorized series of the Company’s preferred stock (the “Series O Preferred”) in exchange for aggregate gross proceeds of $5,600,000. Based on the pricing of the Series O Preferred, the sale of Series O Preferred contained a beneficial conversion amounting to $3.1 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

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

Series P Convertible Preferred Stock – On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provide for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of 8% per annum of the Series P Preferred stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the dividend rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding Common Stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 100% of the Conversion Price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P Preferred prior to the Registration Statement becoming effective, the Company may redeem the Series P Preferred by paying to the Investor the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P Preferred plus all accrued dividends, plus 50% of the difference between the conversion price then in effect and the average closing price of the Company’s Common Stock for the 30 calendar days preceding such redemption. Each Investor also received an A Warrant and B Warrant, each to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days. Due to the value of the A warrant, the sale of Series P Preferred contained a beneficial conversion amounting to $1.2 million which was recognized as a deemed dividend to preferred shareholders at the time of sale and as a charge against net loss available to common shareholders.

7. LIQUIDITY

The Company is managing to a plan to achieve positive cash flow over the next year. Key components of the plan include increased profitable revenue growth with numerous existing and potential customers in targeted markets, improved gross margins through continued utilization of the Company’s route optimization software, and reduced expenses through attrition and centralization of many key operational functions. As with any operating plan, there is an element of risk associated with the Company’s ability to execute against this plan. If the Company is unable to execute against the plan, it may need additional capital as a means to meet its ongoing operations.

As of December 31, 2005, the Company had $1.8 million in cash and $2.7 million of available borrowing under its revolving credit facility. Borrowings under the revolving credit facility are classified as current liabilities because the Company is required to maintain a lockbox account with the lender. In turn, the lender may apply funds received against outstanding borrowings. However, as such funds are applied to outstanding borrowings then additional borrowing capacity becomes available to the Company. Until its maturity the Company does not expect to pay down, on a net basis, any of the $19.5 million outstanding at December 31, 2005 and included in current liabilities. The facility terminates on December 31, 2006. While the Company is in negotiations to extend or replace the revolving credit facility failure to do so will require the Company to obtain funds through equity means in order to sustain continuing operations.

On February 16, 2006, the Company’s Senior Lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the Company’s investors, TH Lee Putnam Ventures (“THLPV”). THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee.

8. SUBSEQUENT EVENTS

On February 3, 2005 the Company agreed to resolve litigation pending with Nextel of Texas, Inc. in which the Company claimed that Nextel’s invoices contained significant overcharges. Nextel claimed that the Company owed in excess of $1.3 million for phone services. Under the settlement, the parties are to dismiss all claims against the other and the Company will pay Nextel $700,000, payable in fourteen equal monthly payments, with the first payment due April 1, 2006. Such amounts have been present valued and accrued on the Company’s financial statements. A formal settlement to document the terms agreement is being drafted. Once this settlement has been formalized the Company will pursue the required bank waiver to allow for assumption of the debt, as the level of debt assumed would otherwise result in a debt covenant violation.

On February 16, 2006, the Company’s Senior Lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the Company’s investors, TH Lee Putnam Ventures (“THLPV”). THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee.

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

Overview

The Company provides same-day time-critical logistics solutions to individual consumers and businesses, primarily in the United States with limited operations in Canada.

The Company has one of the largest nationwide networks of time-critical logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services.

The Company’s service offerings are categorized as:

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories by percentages were as follows:

	Six Months Ended
	December 31, 2005	January 1, 2005
Commercial and office products	48.6%	40.3%
Healthcare	21.8%	19.1%
Financial services	17.3%	27.2%
Transportation and logistics	5.8%	7.4%
Energy	4.9%	4.6%
Technology	1.6%	1.4%

For the three months ended December 31, 2005, two customers within the Commercial and Office Products service offerings accounted for 13.1% and 10.4% of the Company’s net revenues. For the six months ended December 31, 2005, these two customers accounted for 12.4% and 10.4% of net revenues.

With the enactment of the Federal Law known as Check 21, on October 28, 2004, the Company anticipates a continued decline of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. More than off-setting this decline of revenue in the financial services industry, the Company believes that in addition to a greater product mix towards commercial and office products, it will also continue to benefit from the growth in healthcare and healthcare related services industries within the United States, and be able to effectively leverage their broad coverage footprint to capitalize on this national growth industry.

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

Historical Results of Operations

Revenue for the quarter ended December 31, 2005 decreased $16.2 million or 24.7% to $49.3 million from $65.5 million for the quarter ended January 1, 2005. The decrease in revenue for the quarter ended December 31, 2005 compared to the same period last year was primarily the result of restructure that was done in the March through June 2005 timeframe. Over 40 locations were closed and a number of unprofitable accounts were resigned.

Revenue for the six months ended December 31, 2005 decreased $31.6 million or 23.7% to $101.9 million from $133.4 million for the six months ended January 1, 2005. The decrease in revenue for the six months ended December 31, 2005 compared to the same period last year was primarily the result of the restructure of the business done in the March through June 2005 timeframe. Approximately 25% of the revenue was eliminated through the closure of over 40 locations and resigning a number of unprofitable accounts.

Cost of services for the quarter ended December 31, 2005 was $35.1 million, a decrease of $18.9 million or 35.0% from $54.0 million for the quarter ended January 1, 2005. Of the reduction in cost, $13.3 million resulted from reduced revenue. The remaining reduction in cost was the result of completing the restructure of the Company’s delivery model. Driver pay was reduced by $1.7 million, vehicle cost was reduced by $1.7 million, and insurance was reduced by $2.0 million. As a result, gross margin increased from 17.5% in the prior year quarter to 28.8% for the quarter ended December 31, 2005.

Cost of services for the six months ended December 31, 2005 was $73.3 million, a decrease of $35.7 million or 32.7% from $109.1 million for the six months ended January 1, 2005. Of the reduction in cost, $26.5 million resulted from reduced revenue. The remaining reduction in cost, and improvement in gross margin were the result of completing the restructure of the Company’s delivery model. Driver pay was reduced by $2.9 million, vehicle cost was reduced by $3.7 million, and insurance was reduced by $3.9 million. As a result, gross margin increased from 18.3% in the prior year six months period to 28.0% for the six months ended December 31, 2005.

Selling, general and administrative expenses for the quarter ended December 31, 2005 were $13.7 million or 27.7% of revenue, a decrease of $2.7 million or 16.7% as compared with $16.4 million or 25.0% of revenue for the quarter ended January 1, 2005. The decrease in SG&A for the quarter period resulted primarily from the Company’s third fiscal quarter 2005 restructure and continuing focused efforts on cost control. Salary and benefits were reduced $2.4 million, telecommunications were reduced $0.5 million, travel was reduced $0.3 million and other items were reduced $0.5 million, partially offset by additional legal costs.

Selling, general and administrative expenses for the six months ended December 31, 2005 were $28.0 million or 27.5% of revenue, a decrease of $3.4 million or 10.9% as compared with $31.4 million or 23.5% of revenue for the six months ended January 1, 2005. The decrease in SG&A for the six months period resulted primarily from the Company’s third fiscal quarter 2005 restructure and continuing focused efforts on cost control. Salary and benefits were reduced by $3.8 million and telecommunications were reduced by $0.8 million, partially offset by additional legal costs.

Occupancy charges for the quarter ended December 31, 2005 were $3.2 million, a decrease of $0.4 million or 12.2% from $3.6 million for the quarter ended January 1, 2005. This decrease is also a result of Company’s third fiscal quarter 2005 restructure and the closure of over 40 locations.

Occupancy charges for the six months ended December 31, 2005 were $6.1 million, a decrease of $0.9 million or 13.4% from $7.1 million for the six months ended January 1, 2005. This decrease is also a result of Company’s third fiscal quarter 2005 restructure and the closure of over 40 locations.

Interest expense for the quarter ended December 31, 2005 increased $0.4 million to $1.2 million from $0.8 million for the quarter ended January 1, 2005. The increase is a result comprised of $0.1 million of amortized financing costs associated with Series M and a $0.3 million present value adjustment of legal settlements and restructuring costs.

Interest expense for the six months ended December 31, 2005 increased $0.7 million to $2.3 million from $1.6 million for the six months ended January 1, 2005. The increase is a result comprised of $0.4 million of amortized financing costs associated with Series M and a $0.3 million present value adjustment of legal settlements and restructuring costs.

New Accounting Pronouncements

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

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $290,000 and $352,000 for the three and six month periods ended December 31, 2005, respectively. Prior period amounts have not been restated. Under this modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations in accounting for our plans.

Liquidity and Capital Resources

Cash used in operations was $9.9 million for the first six months of fiscal 2006. Of the $9.9 million of negative cash flow, $7.1 used was as a result of working capital changes. Cash provided as a result of the decrease in accounts receivable was approximately $1.6 million. Accounts payable used approximately $5.3 million as a result of changes in vendor payment arrangements. The remaining use of working capital of $3.4 million was due to funding of insurance, legal and other miscellaneous claims.

Cash used as a result of investing activities was $0.7 million for the first six months of fiscal 2006 and consisted primarily of capital expenditures for the Company’s continued efforts to leverage technology to provide customer-driven technology solutions

Cash provided as a result of financing activities amounted to $6.5 million during first six months of fiscal 2006. The primary source of cash was from issuance of preferred stock, which provided $15.2 million. Net reductions of long term debt and on borrowings on the revolving credit facility used $8.6 million.

As of December 31, 2005, the Company had no outstanding purchase commitments for capital improvements.

The Company reported a loss from operations of approximately $5.6 million for the first six months of fiscal 2006 and has negative working capital of approximately $25.7 million at December 31, 2005.

The Company is managing to a plan to achieve positive cash flow over the next year. Key components of the plan include increased profitable revenue growth with numerous existing and potential customers in targeted markets, improved gross margins through continued utilization of the Company’s route optimization software, and reduced expenses through attrition and centralization of many key operational functions. As with any operating plan, there is an element of risk associated with the Company’s ability to execute against this plan. If the Company is unable to execute against the plan, it may need additional capital as a means to meet its ongoing operations.

On February 16, 2006, the Company’s Senior Lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the Company’s investors, TH Lee Putnam Ventures (“THLPV”). THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee.

As of December 31, 2005, the Company had $1.8 million in cash and $2.7 million of available borrowing under its revolving credit facility. Borrowings under the revolving credit facility are classified as current liabilities because the Company is required to maintain a lockbox account with the lender. In turn, the lender may apply funds received against outstanding borrowings. However, as such funds are applied to outstanding borrowings then additional borrowing capacity becomes available to the Company. Through maturity of the debt, the Company does not expect to repay, on a net basis, any of the $19.5 million outstanding at December 31, 2005 and included in current liabilities. The revolving credit agreement expires on December 31, 2006. While the Company is in negotiations to extend or replace the revolving credit facility failure to do so will require the Company to obtain funds through equity means to sustain continuing operations.

On March 31, 2004, July 1, 2004, and December 21, 2004, the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with Bank of America/Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

On December 7, 2005 the Company entered into the sixth amendment to the amended and restated revolving credit facility with Fleet. The purpose of the amendment was to approve, and allow payments under, the terms of the negotiated settlement to resolve litigation arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”). [See footnote 5, Litigation Settlement].

At December 31, 2005, the Company was not in compliance with certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. [See footnote 7, Liquidity]. The Company will pursue waivers pertaining to these matters of compliance.

We are continuing to pursue operational efficiencies through conversion of employee drivers to independent contractors, reducing back office workforce, and pursuing savings in other areas.

Risk Factors

History of Losses

Our net losses applicable to common shareholders for the six months ended December 31, 2005 and January 1, 2005 were $12.4 million and $44.7 million, respectively. Such losses include $5.2 million and $29.1 million, respectfully, resulting from beneficial conversion charges, increased such respective period losses to the aforementioned levels of net losses applicable to common shareholders.

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

At the direction of the Audit Committee, management has continued to review how the material weaknesses and deficiencies in internal control occurred and is proceeding expeditiously with its existing plan to enhance internal controls and procedures. The Company has accelerated efforts to improve its reconciliations process and has aggressively added to and upgraded its financial staff to address issues of timeliness in financial reporting.

Customer Contractual Commitments

The Company’s contracts with its commercial customers typically have a term of one to three years, but are terminable upon 30 or 60 days notice. Early termination of these contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

Customer Concentration

The Company has two customers that each account for more than 10% of net revenues for the three and six months ended December 31, 2005. If these customers modify these service levels or transition to another service provider, it could have a negative impact on the Company’s financial position, results of operations, and cash flows.

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

Claims Exposure

As of December 31, 2005, the Company utilized the services of approximately 2,751 independent drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims. The Company currently carries liability insurance with a per-occurrence and an aggregate limit of $5 million. Owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. The Company also has insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. There can be no assurance that claims against the Company, whether under the liability insurance or the surety bonds, will not exceed the applicable amount of coverage, that the Company’s insurer will be solvent at the time of settlement of an insured claim, or that the Company will be able to obtain insurance at acceptable levels and costs in the future. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims or unfavorable resolutions of claims, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, significant increases in insurance costs could reduce the Company’s profitability.

Certain Tax Matters Related to Drivers

A significant number of the Company’s drivers are currently independent contractors (meaning that they are not Company employees). From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. The Company does not pay or withhold federal or state employment taxes with respect to drivers who are independent contractors. Although the Company believes that the independent contractors the Company utilizes are not employees under existing interpretations of federal and state laws, the Company cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers’ compensation, will not change. If the IRS were to successfully assert that the Company’s independent contractors are in fact its employees, the Company would be required to pay withholding taxes, extend additional employee benefits to these persons and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, the Company could be required to increase their compensation since they may no longer be receiving commission-based compensation. Any of the foregoing possibilities could increase the Company’s operating costs and have a material adverse effect on its business, financial condition and results of operations.

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

Additionally, at December 31, 2005, the Company was in violation of certain non-financial affirmative covenants under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders. The Company’s ability to fund operations is dependent on its ability to maintain the financing under the revolving credit agreement and its subordinated debt facility. The Company will pursue waivers with respect to the aforementioned debt covenants.

Uncertainty of Future Profitability

The Company has continued to experience net losses of $7.2 million for the six months ended December 31, 2005. In fiscal 2005, the declines in operating income had significantly exceeded the cost saving resulting from improved systems. To achieve profitability, the Company must successfully pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement its technology initiatives and other cost-saving measures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $19.5 million at December 31, 2005. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $195,000.

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

As we reported in our Form 10-K for the fiscal year ended July 1, 2005 (filed October 19, 2005), as amended on October 26, 2005, in connection with the audit of our financial statements for that year, certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis and, due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act, and the rules and regulations promulgated thereunder. Such material weakness and associated ineffectiveness, as reported in Form 10-K under “ITEM 9A. Controls and Procedures” have been evaluated, and at December 31, 2005, the Company has action plans in place to address and eliminate them.

(b)	Changes in internal controls over financial reporting

As described in section (a) above, on October 19, 2005 we reported a material weakness as of July 1, 2005 which still existed at December 31, 2005. The Company has taken steps to attempt to improve its internal controls and its control environment. The Company has established, and is implementing, a cash applications initiative to ensure timely and accurate posting of cash receipts and has aggressively recruited experienced professionals to augment and upgrade its financial staff to address issues of timeliness in financial reporting. The Company believes that the corrective steps described herein will enable management to conclude that the internal controls over its financial reporting are effective when they are fully implemented. The Company will continue its efforts to identify, assess and correct any additional weaknesses in internal control.

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

As of July 3, 2004, the Company was not in compliance with the minimum availability or interest coverage ratio covenants in the revolving credit facility and the interest coverage ratio covenant in the senior subordinated debt facility. However, the Company had in place waivers of its financial debt covenants related to its revolving credit facility and its senior subordinated debt facility. These waivers were in effect through January 1, 2005; and, pursuant to the Company’s receipt of $21.0 million of investment capital on December 21, 2004 the Company obtained additional waivers and consents from its lenders. The lenders waived all existing defaults and delayed the start date for the financial covenants for both minimum EBITDA and interest coverage ratio until the earlier of January 1, 2007 or the date upon which the (a) Company’s EBITDA for each of two consecutive months equals or exceeds the Company’s fixed charges (interest expense and scheduled principal payments due with respect to money borrowed) for the applicable month and (b) availability under the credit facility for each day of the immediately preceding thirty days is greater than or equal to $1,000,000.

As of December 31, 2005, the Company was not in compliance with certain non-financial covenants relative to the timely remittance of monthly financial statements. The Company is working to secure waivers to cure this situation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 27, 2006 at a special meeting of shareholders, the Company submitted to its shareholders three matters, all of which were approved. The matters and voting thereon were as follows:

1.	To approve certain terms of Series P Convertible Preferred Stock (“Series P”) to permit the Company to (a) issue additional Series P as payment-in-kind dividends, (b) issue additional conversion shares pursuant to anti-dilution provisions of the Series P, and (c) exercise of the A Warrant and B Warrant issuable in connection with the Series P.

For	587,874
Against	99,917
Abstain	9,120
Broker non-votes	0

2.	To approve certain terms of Series N Convertible Preferred Stock (“Series N”) to permit the Company to issue additional Series N as payment-in-kind dividends, and the issuance of additional conversion shares pursuant to anti-dilution provisions thereof; and

For	587,172
Against	100,618
Abstain	9,121
Broker non-votes	0

3.	To approve certain terms of Series O Convertible Preferred Stock (“Series O”) to permit the Company to issue additional Series O as payment-in-kind dividends, and the issuance of additional conversion shares pursuant to anti-dilution provisions thereof.

For	587,088
Against	100,702
Abstain	9,121
Broker non-votes	0

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the Town of Westport, State of Connecticut on February 17, 2006.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Daniel R. DeFazio
DANIEL R. DEFAZIO
Chief Financial Officer