Form 10-Q
period 2006-04-01
VELOCITY EXPRESS CORP
filed 2006-05-16
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  ☐    NO  ☒

As of May 12, 2006, there were 16,965,310 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

April 1, 2006

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	April 1, 2006	July 2, 2005
ASSETS
Current assets:
Cash	$2,301	$5,806
Accounts receivable, net of allowance of $4,350 and $9,879 at April 1, 2006 and July 2, 2005, respectively	15,285	19,736
Accounts receivable - other	1,714	809
Prepaid workers’ compensation and auto liability insurance	2,604	3,462
Other prepaid expenses	1,106	1,983
Other current assets	963	290

Total current assets	23,973	32,086
Property and equipment, net	7,205	9,486
Goodwill	42,830	42,830
Deferred financing costs, net	787	1,821
Other assets	1,194	1,133

Total assets	$75,989	$87,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,334	$18,962
Accrued insurance and claims	2,119	3,206
Accrued wages and benefits	2,229	2,623
Accrued legal and claims	5,215	7,252
Related party liabilities	124	2,446
Other accrued liabilities	1,570	2,721
Current portion of long-term debt	25,107	31,326

Total current liabilities	51,698	68,536
Long-term debt, less current portion	75	2,829
Accrued insurance and claims	2,807	4,775
Restructuring liabilities	155	354
Other long-term liabilities	348	433
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 10,304 and 8,958 shares issued and outstanding at April 1, 2006 and July 2, 2005, respectively	33,393	31,548
Common stock, $0.004 par value, 700,000 shares authorized 16,965 and 13,065 shares issued and outstanding at April 1, 2006 and July 2, 2005, respectively	68	52
Stock subscription receivable	(7,543)	(7,543)
Additional paid-in-capital	313,035	286,896
Accumulated deficit	(318,071)	(300,553)
Accumulated other comprehensive income - Foreign currency translation	24	29

Total shareholders’ equity	20,906	10,429

Total liabilities and shareholders’ equity	$75,989	$87,356

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue	$50,476	$66,137	$152,338	$199,561
Cost of services	36,023	54,118	109,371	163,184

Gross profit	14,453	12,019	42,967	36,377
Operating expenses:
Occupancy	3,255	3,622	9,380	10,693
Selling, general and administrative	13,585	19,853	41,481	51,052

Total operating expenses	16,840	23,475	50,861	61,745

Loss from operations	(2,387)	(11,456)	(7,894)	(25,368)
Other income (expense):
Interest expense	(1,168)	(1,993)	(3,511)	(3,631)
Other	(177)	223	472	408

Loss before income taxes	(3,732)	(13,226)	(10,933)	(28,591)
Income taxes	1	—	1	—

Net loss	$(3,733)	$(13,226)	$(10,934)	$(28,591)

Net loss applicable to common shareholders	$(4,472)	$(36,337)	$(17,518)	$(80,847)

Basic and diluted net loss per share	$(0.27)	$(5.30)	$(1.12)	$(33.17)

Weighted average shares outstanding
Basic and diluted	16,699	6,850	15,581	2,437

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 2, 2005	6,414	$22,591	2,544	$8,957	—	$—	—	$—	13,065	$52	$(7,543)	$286,896	$(300,553)	$29	$10,429
Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	1,432	—	—	1,432
Warrants conversion	—	—	—	—	—	—	—	—	19	—	—	4	—	—	4
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	4,891		—	4,891
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	2,086	(1,984)	—	102
Offering costs	—	(22)	—	(28)	—	(211)	—	(754)	—	—	—	—	—	—	(1,015)
Issuance of Common Stock	—	—	—	—	—	—	—	—	500	2	—	1,228	—	—	1,230
Issuance of Series M Preferred Stock	228	841	—	—	—	—	—	—	—	—	—	(841)	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	1,400	5,600	—	—	—	—	—	—	—	—	5,600
Issuance of Series P Preferred Stock	—	—	—	—			3,094	9,152	—	—	—	—	—	—	9,152
Issuance of Series P Preferred Stock for services	—	—	—	—			6	20	—	—	—	—	—	—	20
Conversion of Series M Preferred to Common Stock	(1,270)	(4,682)	—	—	—	—	—	—	1,270	5	—	4,677	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	(1,185)	(4,367)	—	—	—	—	1,185	5	—	4,362	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	(926)	(3,705)	—	—	926	4	—	3,701	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	223	(223)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	3,152	(3,152)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	1,225	(1,225)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,934)	—	(10,934)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)

Comprehensive loss															$(10,939)

Balance at April 1, 2006	5,371	$18,728	1,359	$4,563	474	$1,684	3,100	$8,418	16,965	$68	$(7,543)	$313,035	$(318,071)	$24	$20,906

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES
Net loss	$(10,934)	$(28,591)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,304	2,350
Amortization	1,035	1,248
Gain on the sale of assets	(121)	—
Loss from Peritas deconsolidation	—	75
Equity instruments issued in lieu of payment for services received	—	1,147
Change in fair value of settlement liability	345	—
Stock option and warrant expense	1,432	92
Non-cash interest expense	120	201
Provision for doubtful accounts	535	2,209
Change in operating assets and liabilities:
Accounts receivable	3,915	(1,244)
Other current assets	153	1,979
Other assets	(61)	739
Accounts payable	(3,627)	(5,793)
Accrued liabilities	(4,780)	(6,965)

Cash used in operating activities	(8,684)	(32,553)
INVESTING ACTIVITIES
Proceeds from sale of vehicles	136	63
Capital expenditures	(1,032)	(2,274)

Cash used in investing activities	(896)	(2,211)
FINANCING ACTIVITIES
Repayments of revolving credit agreement, net	(8,593)	(264)
Payments of notes payable and long-term debt	(500)	(388)
Proceeds from issuance of preferred stock, net	15,168	40,002
Proceeds from issuance of common stock, net	—	11
Stock subscription receivable, net activity	—	57

Cash provided by financing activities	6,075	39,418

Net change in cash	(3,505)	4,654

Cash, beginning of period	5,806	1,220

Cash, end of period	$2,301	$5,874

See notes to consolidated financial statements.

1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day transportation and distribution/logistics services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates as a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 1, 2006, and the results of its operations for the three and nine months ended April 1, 2006 and April 2, 2005, and its cash flows for the nine months ended April 1, 2006 and April 2, 2005 have been included. The results of operations for the three and nine months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation. The consolidated financial statements for the nine month period ended April 2, 2005 also include Peritas as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, revised December 2003 [“FIN No. 46”]. In November 2004 the Company no longer had a variable interest in Peritas that was at risk of disproportionate loss pursuant to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements as of January 2, 2005.

Comprehensive Loss – Comprehensive loss was $10.9 million and $28.4 million for the nine months ended April 1, 2006 and April 2, 2005, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

Reverse stock Split – Shareholder approval was granted for a 1:50 reverse stock split at the shareholders’ meeting held on February 14, 2005. Such reverse stock split became effective at the opening of trading on February 16, 2005. All such share amounts are restated herein to reflect such reverse stock split.

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(3,733)	$(13,226)	$(10,934)	$(28,591)
Beneficial conversion feature for Series J Preferred	—	—	—	(7,368)
Beneficial conversion feature for Series K Preferred	—	—	—	(14,777)
Beneficial conversion feature for Series L Preferred	—	—	—	(7,000)
Beneficial conversion feature for Series M Preferred	—	(23,111)	—	(23,111)
Beneficial conversion feature for Series N Preferred	(42)	—	(223)
Beneficial conversion feature for Series O Preferred	(24)	—	(3,152)	—
Beneficial conversion feature for Series P Preferred	(24)	—	(1,225)	—
Series M Preferred PIK dividends	(279)	—	(1,192)	—
Series N Preferred PIK dividends	(78)	—	(283)	—
Series O Preferred PIK dividends	(38)	—	(120)	—
Series P Preferred PIK dividends	(254)	—	(389)	—

Net loss applicable to common shareholders	$(4,472)	$(36,337)	$(17,518)	$(80,847)

Denominator for basic and diluted loss per share Weighted average shares	16,699	6,850	15,581	2,437

Basic and Diluted Loss Per Share	$(0.27)	$(5.30)	$(1.12)	$(33.17)

The following table presents securities that could be converted into common shares and potentially dilute basic loss per share in the future. In the three and nine months ended April 1, 2006 and April 2, 2005, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(Amounts in thousands)
Common stock warrants	3,112	337	1,917	275
Preferred stock warrants:
Series M Convertible Preferred	—	52	—	17
Convertible preferred stock:
Series M Convertible Preferred	5,442	3,278	5,339	1,089
Series N Convertible Preferred	1,829	—	1,829	—
Series O Convertible Preferred	474	—	444	—
Series P Convertible Preferred	3,100	—	1,930	—

	13,957	3,667	11,459	1,381

None of the Company’s outstanding options were included in the computation of diluted EPS because the effect would have been antidilutive. These options were antidilutive because their exercise prices were greater than the average market value of a share of common stock during the period.

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

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $1.1 million and $1.4 million for the three and nine month periods ended April 1, 2006, respectively. Prior period amounts have not been restated. Under this modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations.

During the three month period ended April 1, 2006 certain stock options awards associated with the departure of the Company’s Chief Financial Officer were modified to provide for immediate vesting. Under SFAS 123(R), this modification requires Velocity to record an additional one-time compensation expense for the remaining unrecognized amount of these stock option awards. The share-based compensation expense of $1.1 million for the three month period ended April 1, 2006 includes severance costs of $0.2 million resulting from this modification.

The following table details the effect on net loss applicable to common shareholders and basic and diluted loss per share had compensation expense for the employee share-based awards been recorded in the three and nine months ended April 2, 2005 based on the fair value method under SFAS 123:

	Three Months Ended April 2, 2005	Nine Months Ended April 2, 2005
	(Amounts in thousands, except per share amounts)	(Amounts in thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(36,337)	$(80,847)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	32	96
Deduct: Stock-based compensation expense determined under fair value method for all awards	(66)	(126)

Pro forma	$(36,371)	$(80,877)

Basic and diluted loss per common share:
As reported	$(5.30)	$(33.17)

Pro forma	$(5.31)	$(33.19)

The Company currently sponsors the 1995 Stock Option Plan, the 2000 Stock Option Plan, the 1996 Director Stock Option Plan, and the 2004 Stock Option Plan. These plans provide for the issuance of up to 7,670,996 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option exercise prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options may be granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a two-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. As of April 1, 2006, there were 850 shares of restricted stock outstanding. All outstanding restricted stock was vested as of July 2, 2005. The Company has 3,366,370 shares available for grants under the option plans at April 1, 2006.

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

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the nine months ended April 1, 2006 was $1.92 per share. For the nine month period ended April 1, 2006, the fair value of the warrants granted to employees was $2,139,783. Also, in the nine month period ended April 1, 2006, the Company issued 142,333 common stock warrants to a broker in connection with costs of a prior period issue of preferred stock. The Company recorded the warrants at $896,017 which was the fair value of the services received. There were no options or warrant grants during fiscal 2005, or during the quarter ended April 1, 2006.

The table below indicates the key assumptions used in the option and warrant valuation calculations for share based awards granted to employees in the nine months ended April 1, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Nine Months Ended April 1, 2006
Term	1.62 Years
Volatility	170.60%
Dividend Yield	0.00%
Risk-free interest rate	4.33%
Forfeiture rate	2.89%

Term - This is the period of time over which the awards granted are expected to remain outstanding. The options and warrants issued in the nine month period ended April 1, 2006 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

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

A summary of the status of the Company’s outstanding stock options as of April 1, 2006 and activity during the nine month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance July 3, 2005	18,163	$678.45
Granted	1,665,931	2.56
Expired/Forfeited	(1,293)	607.26

Options outstanding, April 1, 2006	1,682,801	$10.04	9.65 years	$—

Options exercisable, April 1, 2006	141,871	$85.57	0.57 years	$—

As of April 1, 2006 there was $3.7 million of total unrecognized compensation cost related to stock options.

There have been no exercises of stock options during the nine months ended April 1, 2006.

In the nine month period ended April 1, 2006, the Company granted 2,715,022 common stock warrants to certain employees for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

A summary of the status of the Company’s common stock warrants outstanding as of April 1, 2006 and activity during the nine month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance - Warrants Outstanding Beginning of Period	426,202	$9.34
Granted	2,715,022	$3.30
Exercised	(7,000)	$0.50
Forfeit/Expired	(3,181)	$426.84

Warrants outstanding, April 1, 2006	3,131,043	$3.70	2.95 years	$520,674

Warrants exercisable, April 1, 2006	611,389	$5.40	3.83 years	$520,674

3.	RESTRUCTURING

During the quarter ended April 1, 2006, the Company recorded a charge of $0.3 million related to severance and benefits for approximately 120 employees, and related to revisions in its estimates of previously recorded costs and losses associated with excess facilities.

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

Approximately $0.8 million of the liability remained accrued at April 1, 2006, of which $0.6 million is included with current accrued liabilities.

Changes in the restructure liabilities, for the nine months ended April 1, 2006, follow:

	Restructuring Liabilities July 2, 2005	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities April 1, 2006
Employee termination benefits	$520	$277	$(427)	$(59)	$311
Lease termination costs	559		(228)	57	388
Other	311		(210)	(41)	60

	$1,390	$277	$(865)	$(43)	$759

4.	LONG-TERM DEBT

Long-term debt consisted of the following:

	April 1, 2006	July 2, 2005
	(Amounts in thousands)
Revolving note	$19,236	$27,829
Senior subordinated note	5,647	5,627
Other	299	699

	25,182	34,155
Less current maturities	(25,107)	(31,326)

Total Long Term Debt	$75	$2,829

The Company maintains a revolving credit facility with Bank of America/Fleet Capital Corporation (the “Senior Lender”) that allows for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. As of April 1, 2006 the balance borrowed under the facility equals $19.2 million. Interest is payable monthly at a rate, which is adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25% (9.25% at April 1, 2006), or, at the Company’s election, at LIBOR plus 3.25%. As of April 1, 2006, the Company had 52% of the facility usage under LIBOR contracts at an interest rate of 8.0%. In addition, the Company is required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The facility terminates on December 31, 2006. While the Company is in negotiations to extend or replace the revolving credit facility, failure to do so will require the Company to raise additional capital in order to sustain continuing operations.

Substantially all of the Company’s assets have been pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company is subject to certain restrictive covenants under the agreements, the more significant covenants include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. The Company is also required to maintain financial covenants related to capital expenditures and to maintain definitive levels of minimum availability. Unused availability was $2.4 million at April 1, 2006. Due to the characteristics of the revolving credit facility, the Company has classified the amount outstanding under the revolving credit facility as a current liability.

On March 31, 2004, July 1, 2004, and December 21, 2004, the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with the Senior Lender. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

On December 7, 2005 the Company entered into the sixth amendment to the amended and restated revolving credit facility with the Senior Lender. The purpose of the amendment was to approve, and allow payments under, the terms of the negotiated settlement to resolve litigation arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”). [See footnote 5, Litigation]. This amendment also approved the restructure of the senior subordinated debt allowing for quarterly principal repayments of $100,000.

On February 17, 2006 the Company entered into the seventh amendment to the amended and restated revolving credit facility with the Senior Lender whereby the Senior Lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the Company’s investors, TH Lee Putnam Ventures (“THLPV”). THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee. The Company’s Senior Lendor further agreed to reduce the restriction on availability to $0 upon satisfaction of additional conditions. The fair value assigned to the guarantee was nominal.

The Company also maintains a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum (to be reduced to 12% upon the occurrence of certain events). The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender. The unamortized discount was $0.3 million at April 1, 2006, and is being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and are also being amortized over the life of the loan. The senior subordinated note included a requirement of quarterly principal repayments of $0.5 million beginning January 31, 2005 if agreed to by the Senior Lender. No principal payments have been made to the senior subordinated note holder under this schedule as such payments have not been approved by the Senior Lender.

On December 7, 2005 the senior subordinated note was amended and restated to adjust the entire principal payment schedule to $100,000 per quarter with a lump sum final payment at the October 31, 2007 maturity date, all of which has been recorded as Current portion of long-term debt on the Company’s consolidated balance sheet (see discussion regarding compliance with non-financial affirmative covenants below). The Senior Lender has approved and authorized such schedule of payments. In accordance with the new amended and restated agreement the Company is now required to pay a service fee of $10,000 per month related to the acquisition and management of the indebtedness; it had previously been $5,000 per month under the prior agreement structure. The senior subordinated note is due October 31, 2007. The note remains subordinate to the revolving credit facility.

At April 1, 2006, the Company had in place waivers of its financial debt covenants relating to its revolving credit facility and its senior subordinated debt facility. These waivers are in effect through January 1, 2007.

At April 1, 2006, the Company was not in compliance with i) certain non-financial affirmative covenants, and ii) a non-financial negative covenant under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders, and total indebtedness, respectively. [See footnote 7, Liquidity]. The Company will pursue waivers pertaining to these matters of compliance.

5.	LITIGATION

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N. A. Ltd. Corp., (the “Plaintiffs”) The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc., a predecessor company, and Mobile Information Systems, Inc. (“MIS”). By granting the motions, the court did resolve the liability issues and hold that Banc of America/Hancock is entitled to recover the amounts sued for.

On December 7, 2005 the parties executed a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million after initial good faith payments of $0.3 million. In addition, on December 9, 2005, the Plaintiffs were issued 500,000 shares of the Company’s common stock, guaranteed at a $6.00 per share minimum value subject to future conditions (the “Guarantee”). The Plaintiffs also received an accelerated payment of $0.5 million of the $2.9 million settlement pursuant to conditions of the agreement related to the Company’s raise of any equity funding. The total charge of the settlement plus legal fees was approximately $5.8 million, of which $0.1 million was charged in the nine months ended April 1, 2006. The Company recorded imputed interest of $0.2 million for the nine months ended April 1, 2006. As part of the final settlement, the Company received waivers of financial covenants of the Company’s Amended and Restated Loan and Security Agreement, with the Senior Lender, and with BET Associates, LP relative to waiver of certain financial covenants of its Subordinated Debt. At issuance of the Common Stock, the Guarantee had an estimated initial fair value of $1.8 million, which was recorded as a liability on the consolidated balance sheet. The estimated fair value of the Guarantee was determined using the December 9, 2005 closing price of the Company’s Common Stock trading on the NASDAQ-SCM stock market. For the three and nine months ended April 1, 2006, the Company recorded other expense on the consolidated statements of operations for the change in fair value of the Guarantee of approximately $0.2 million and $0.3 million, respectively. The Guarantee will be adjusted to its fair value on a quarterly basis, with the corresponding charge or credit to other expense or other income. At April 1, 2006, the estimated fair value of the Guarantee was $2.1 million.

In March 2006, the Company executed a settlement agreement to resolve litigation pending with Nextel of Texas, inc. in which the Company claimed that Nextel’s invoices contained significant overcharges. Nextel claimed that the Company owed in excess of $1.3 million for phone services. Under the settlement, the parties are to dismiss all claims against the other and the Company will pay Nextel $700,000, payable in fourteen equal monthly payments, with the first payment due April 1, 2006. The present value of such amounts is accrued on the Company’s consolidated balance sheet. Imputed interest was nominal for the three and nine months ended April 1, 2006. The Company will pursue the required bank waiver to allow for assumption of the debt, as the level of debt assumed resulted in non-compliance of a debt covenant.

6.	SHAREHOLDERS’ EQUITY

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 999,515,270 shares of capital stock, consisting of 700,000,000 shares of common stock and 299,515,270 shares of preferred stock, par value $.004 per share. Of such preferred stock, we have designated 6,904,783 shares as Series M Preferred; 2,544,097 shares as Series N Preferred; 1,625,000 shares as Series O Preferred; and 5,022,000 shares as Series P Preferred. As of April 1, 2006, we had 16,965,310 shares of common stock outstanding; 5,023,098 shares of common stock reserved for future issuance under our stock-based plans; 1,651,762 shares of common stock reserved for issuance under our outstanding common stock options; 3,040,876 shares of common stock reserved for issuance under our outstanding common stock warrants; 13,685,320 shares of common stock reserved for issuance upon conversion of outstanding Series M, N, O and P Preferred; and 250,000 shares of common stock for possible issuance under a settlement agreement and mutual release. As a result of the foregoing, we have 659,383,634 shares of authorized but unissued common stock remaining available for other purposes and 283,419,390 shares of authorized but undesignated preferred stock remaining available for other purposes.

Series O Convertible Preferred Stock - On July 20, 2005, the Company executed Stock Purchase Agreements with seven institutional and accredited investors to provide for the private placement of 1,400,000 shares of a newly authorized series of the Company’s preferred stock (the “Series O Preferred”) in exchange for aggregate gross proceeds of $5,600,000. Based on the pricing of the Series O Preferred, the sale of Series O Preferred contained a beneficial conversion amounting to $3.1 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale with a charge against net loss available to common shareholders.

The Series O Preferred is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred and N Preferred, a dividend at the rate of 6% per annum of the Series O Preferred stated value. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series O Preferred shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Preferred and N Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O Preferred stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior to the Series M Preferred and N Preferred from the standpoint of liquidation, the Series O Preferred also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors.

Each of the investors has the right, at its option at any time, to convert any such shares of Series O Preferred into such number of fully paid and non assessable whole shares of Common Stock as is obtained by multiplying the number of shares of Series O Preferred so to be converted by the Liquidation Preference per share and dividing the result by the conversion price of $4.00 per share subject to certain adjustments.

Series P Convertible Preferred Stock - On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of 8% per annum of the Series P Preferred stated value, payable quarterly, in cash or PIK shares of Series P Preferred at the option of the Company. Under certain events of default, the dividend rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding Common Stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred shall rank on parity with the holders of the Company’s Series M Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred into shares of Common Stock at the conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the end of the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the holder 100% of the conversion price together with all accrued but unpaid dividends. In the event that the Company elects to redeem the Series P Preferred prior to the Registration Statement becoming effective, the Company may redeem the Series P Preferred by paying to the Investor the greater of: (1) 130% of the outstanding stated value of the Series P Preferred plus accrued dividends, and (2) 100% of the stated value of the Series P Preferred plus all accrued dividends, plus 50% of the difference between the conversion price then in effect and the average closing price of the Company’s Common Stock for the 30 calendar days preceding such redemption. Each Investor also received an A Warrant and B Warrant, each to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant are subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant is only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, is not declared effective within 270 days of closing. The Company allocated $1.2 million of the proceeds to the warrants based on their fair values. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement requires the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days. Due to the value of the A warrant, the sale of Series P Preferred contained a beneficial conversion amounting to $1.2 million which was recognized as a deemed dividend to preferred shareholders at the time of sale and as a charge against net loss available to common shareholders.

Capital Contribution Agreement - As part of the Series M Convertible Preferred Stock private placement, the then new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders.

Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company agreed to issue to THLPV a warrant to purchase shares of common stock equal to 1% of the fully diluted common stock of the Company on a fully converted basis. The term of the warrant is five years and has an exercise price of $0.0001 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost.

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the Senior Lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the Senior Lender acknowledges that in the event that THLPV elects to not provide further financial support for the Company, the maximum amount of the deposit that THLPV may be required to make shall be reduced from $1,950,000 to $1,450,000.

7.	LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the three and nine months ended April 1, 2006, the Company had a net loss applicable to common shareholders of $4.5 million and $17.5 million, respectively; and used cash during the nine month period ended April 1, 2006 of $8.7 million in operating activities. As of April 1, 2006, the Company had $2.3 million in cash, a working capital deficiency of $27.7 million, and $2.4 million of available borrowing under its revolving credit facility. The facility terminates on December 31, 2006. While the Company is in negotiations to extend or replace the revolving credit facility, failure to do so will require the Company to raise additional capital in order to sustain continuing operations. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

The Company is managing to a plan to achieve positive cash flow by the end of the first fiscal quarter of the fiscal year ended June 30, 2007. Key components of the plan are improving gross margin through continued utilization of Company’s routing optimization software and reduced expenses by gaining efficiencies through the centralization of certain administrative functions. In addition, the Company is pursuing profitable revenue growth opportunities with numerous existing and potential customers in targeted vertical segments.

Management has identified an acquisition target that augments its current operation, leverages its selling, general, and administrative infrastructure and provides positive cash flow. Additionally, management is actively engaged in current negotiations to provide additional sources of debt and equity capital, and anticipates successful execution to secure these funds in the near term. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On February 16, 2006 the Company’s Senior Lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the company’s investors, THLPV. THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee.

At April 1, 2006, the Company was not in compliance with i) certain non-financial affirmative covenants, and ii) a non-financial negative covenant under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders, and total indebtedness, respectively. The Company will pursue waivers pertaining to these matters of compliance.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the nine months ended April 1, 2006 and April 2, 2005 were as follows:

	Nine Months Ended
	April 1, 2006	April 2, 2005
Commercial and office products	49.4%	40.3%
Healthcare	21.6%	27.2%
Financial services	16.7%	19.1%
Transportation and logistics	5.6%	7.4%
Energy	4.9%	4.6%
Technology	1.8%	1.4%

For the three months ended April 1, 2006, two customers within the Commercial and Office Products service offerings accounted for 14.7% and 10.9% of the Company’s net revenues. For the nine months ended April 1, 2006, these two customers accounted for 13.2% and 10.6% of net revenues.

With the enactment of the Federal Law known as Check 21, on October 28, 2004, the Company anticipates continued derogation of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. More than off-setting this derogation of revenue in the financial services industry, the Company believes that in addition to a greater product mix towards commercial and office products, it will also continue to benefit from the growth in healthcare and healthcare related services industries within the United States, and be able to effectively leverage their broad coverage footprint to capitalize on this national growth industry.

During fiscal 2006, the Company plans to continue to invest in technologies that will increase its competitive advantage in the market by providing more economical delivery routing, enhance package tracking, and increase productivity from both a frontline delivery and back office perspective. During fiscal years 2004 and 2005, the Company spent over $5 million, in the development and implementation of route management software solutions that have proven to have a significant impact on reducing overall delivery cost and enhance the Company’s ability to better manage its variable operating cost. During the nine months ended April 1, 2006, the Company spent $0.6 million in the development of package tracking technology.

Historical Results of Operations

Revenue for the quarter ended April 1, 2006 decreased $15.7 million or 23.7% to $50.5 million from $66.1 million for the quarter ended April 2, 2005. The decrease in revenue for the quarter ended April 1, 2006 compared to the same period last year was primarily the result of a restructuring program carried out between March and June 2005. Over 40 locations were closed and a number of unprofitable accounts were resigned.

Revenue for the nine months ended April 1, 2006 decreased $47.2 million or 23.7% to $152.3 million from $199.6 million for the nine months ended April 2, 2005, primarily as the result of the above-described restructuring program. Approximately 22.5% of the decrease in revenue was eliminated through the closure of over 40 locations and resigning a number of unprofitable accounts. Approximately $0.9 million of the decrease relates to the consolidation of Peritas revenue during the nine month period ended April 2, 2005 while there is no consolidation of Peritas revenue during the nine month period ended April 1, 2006.

Cost of services for the quarter ended April 1, 2006 was $36.0 million, a decrease of $18.1 million or 33.4% from $54.1 million for the quarter ended April 2, 2005. Of the reduction in cost, $12.8 million resulted from reduced revenue. The remaining reduction in cost was the result of completing the conversion of the Company’s delivery model. Driver pay was reduced by $3.8 million, vehicle cost was reduced by $1.6 million, and insurance was reduced by $0.8 million, while purchased transportation and other direct costs increased $0.9 million. As a result, gross margin increased from 18.2% in the prior year quarter to 28.6% for the quarter ended April 1, 2006.

Cost of services for the nine months ended April 1, 2006 was $109.4 million, a decrease of $53.8 million or 33.0% from $163.2 million for the nine months ended April 2, 2005. Of the reduction in cost, $38.7 million resulted from reduced revenue. The remaining reduction in cost, and improvement in gross margin, was the result of completing the conversion of the Company’s delivery model. Driver pay was reduced by $7.6 million, insurance was reduced by $5.7 million, vehicle cost was reduced by $4.7 million, while purchased transportation and other direct costs increased $3.5 million. Approximately $0.6 million of the decrease relates to the consolidation of Peritas costs during the nine month period ended April 2, 2005 while there is no consolidation of Peritas costs during the nine month period ended April 1, 2006. As a result of the above, gross margin increased from 18.2% in the prior year nine months period to 28.2% for the nine months ended April 1, 2006.

Occupancy charges for the quarter ended April 1, 2006 were $3.3 million, a decrease of $0.4 million or 10.1% from $3.6 million for the quarter ended April 2, 2005. This decrease is also a result of Company’s restructuring during the third fiscal quarter of 2005 and the closure of more than 40 locations, partially offset by higher utility expenses and less sublet rental income.

Occupancy charges for the nine months ended April 1, 2006 were $9.4 million, a decrease of $1.3 million or 12.3% from $10.7 million for the nine months ended April 2, 2005. This decrease is also a result of Company’s restructuring during the third fiscal quarter of 2005.

Selling, general and administrative expenses for the quarter ended April 1, 2006 were $13.6 million or 26.9% of revenue, a decrease of $6.3 million or 31.6% as compared with $19.9 million or 30.0% of revenue for the quarter ended April 2, 2005. The decrease in SG&A for the quarter period resulted primarily from the Company’s third fiscal quarter 2005 restructure, continuing focused efforts on cost control, and bad debt recoveries. Salary and benefits were reduced $2.0 million, bad debts changed from expense for the three month period ended April 2, 2005 of $1.4 million to recoveries for the three month period ended April 1, 2006 of $0.5 million, a change of $1.9 million, legal fees decreased $0.7 million, telecommunications were reduced $0.6 million, travel was reduced $0.5 million, and other items decreased $0.5 million.

Selling, general and administrative expenses for the nine months ended April 1, 2006 were $41.5 million or 27.2% of revenue, a decrease of $9.6 million or 18.8% as compared with $51.1 million or 25.6% of revenue for the nine months ended April 2, 2005. The decrease in SG&A for the nine months period resulted primarily from the Company’s third fiscal quarter 2005 restructure and continuing focused efforts on cost control. Salary and benefits were reduced by $5.2 million, legal fees decreased $1.8 million, bad debt expense decreased $1.7 million, telecommunications were reduced by $1.2 million, travel decreased $1.1 million, and office supplies decreased $0.6 million, while depreciation increased $1.0 million primarily for the depreciation of GEOCOM route management software, legal settlements increased $0.9 million ($0.5 million for settlement with Nextel in excess of established reserve), and other selling, general and administrative expenses increased $0.5 million. Approximately $0.2 million of the decrease relates to the consolidation of Peritas costs during the nine month period ended April 2, 2005 while there is no consolidation of Peritas costs during the nine month period ended April 1, 2006.

Interest expense for the quarter ended April 1, 2006 decreased $0.8 million to $1.2 million from $2.0 million for the quarter ended April 2, 2005. The decrease is primarily comprised of $0.6 million of amortized financing costs associated with the note issued in advance of the Series M Convertible Preferred Stock. Interest expense increased $0.1 million on the amended and restated revolving credit facility with Bank of America/Fleet as compared to the nine months ended April 2, 2005 due to increases in the average blended interest rate by approximately 2%, partially offset by a decrease in interest due to a decrease in the average balance outstanding by approximately $1.8 million.

Interest expense for the nine months ended April 1, 2006 decreased $0.1 million to $3.5 million from $3.6 million for the nine months ended April 2, 2005. The decrease is comprised of $0.2 million in interest to Comerica during the nine months ended April 2, 2005 while there was no interest to Comerica during the nine month period ended April 1, 2006 and $0.2 million of amortized financing costs associated with the note issued in advance of the Series M Convertible Preferred Stock. These decreases were offset by increases of $0.3 million for the interest component of legal settlement payments, and minimum lease payments made for restructured locations, and $0.1 million more in interest plus commitment fees incurred on the average balance outstanding on the amended and restated revolving credit facility with Bank of America/Fleet. Increases in the average blended interest rate by approximately 2% were partially offset by a decrease in interest due to a decrease in the average balance outstanding by approximately $5.0 million.

The primary financial metric management uses to operate the business is Adjusted EBITDA (earnings/losses before interest, income taxes, depreciation, amortization, stock compensation, changes in fair value of its settlement liability, and other non-cash charges). Adjusted EBITDA is a supplemental measure presented here because management believes that it is a widely accepted and a useful financial indicator regarding our results of operations. Management believes Adjusted EBITDA assists in analyzing and benchmarking the improved performance and value of our business. Although our management uses Adjusted EBITDA as a financial measure to assess the performance of our business compared to that of others in our industry, the use of Adjusted EBITDA is limited because it does not include certain costs that are material in amount, such as interest, income taxes, depreciation, amortization, restructuring, stock compensation, and other costs necessary to operate our business. Adjusted EBITDA is not a recognized term under generally accepted accounting principles and, when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, not as an alternative for, operating income, net income and cash flows from operating activities.

The Company’s Adjusted EBITDA was negative EBITDA of approximately $2.3 million (-1.5% of sales) for the nine months ended April 1, 2006, compared to negative $22.5 million (-11.3% of sales) in the same period last year. The improvement in Adjusted EBITDA margin as a percentage of sales is due to lower cost of sales and lower selling, general and administrative expenses mentioned above.

The following table reconciles net loss presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to Adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(In thousands)
Net loss	$(3,733)	$(13,226)	$(10,934)	$(28,591)
Add back:
Interest	814	1,025	2,476	2,383
Income Taxes	1		1
Depreciation	1,092	228	3,305	2,350
Amortization of deferred financing fees	354	968	1,035	1,248
Stock compensation	1,080	32	1,432	96
Change in fair value of settlement liability	170	—	345	—

Adjusted EBITDA	$(222)	$(10,973)	$(2,340)	$(22,515)

Adjusted EBITDA for the quarters ended April 2, 2005, July 2, 2005, October 1, 2005, December 31, 2005, and April 1, 2006 was as follows:

	Quarter Ended
	April 1, 2006	December 31, 2005	October 1, 2005	July 2, 2005	April 2, 2005
	(In thousands)
Revenue	$50,476	$49,316	$52,546	$57,101	$66,137
Gross profit	14,453	14,180	14,334	11,943	12,019

Gross margin	28.6%	28.8%	27.3%	20.9%	18.2%
Expenses included in adjusted EBITDA	14,675	15,070	15,564	30,836	22,992

Adjusted EBITDA	$(222)	$(890)	$(1,230)	$(18,893)	$(10,973)

The following table reconciles net loss presented in accordance with GAAP to Adjusted EBITDA:

	Quarter Ended
	April 1, 2006	December 31, 2005	October 1, 2005	July 2, 2005	April 2, 2005
	(In thousands)
Net loss	$(3,733)	$(3,707)	$(3,494)	$(21,253)	$(13,226)
Add back:
Interest	814	906	755	779	1,025
Income taxes	1	—	—	—	—
Depreciation	1,092	1,104	1,109	1,167	228
Amortization of deferred financing fees	354	341	341	340	968
Stock compensation	1,080	290	62	59	32
Change in fair value of settlement liability	170	175	—	—	—

Adjusted EBITDA	$(222)	$(891)	$(1,227)	$(18,908)	$(10,973)

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

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $1.1 million, and $1.4 million for the three and nine month periods ended April 1, 2006, respectively. Prior period amounts have not been restated. Under this modified prospective method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations in accounting for our plans.

Liquidity and Capital Resources

Cash used in operations was $8.7 million for the first nine months of fiscal 2006 as compared to $32.6 million for the nine month period ended April 2, 2005. Net losses of $10.9 million for the nine months ended April 1, 2006 included non-cash charges of $6.6 million, leaving $4.3 million of negative cash flow from net losses. An additional $4.4 million of cash used to fund working capital changes resulted in $8.7 million of negative cash flow from operating activities. Cash generated as a result of the decrease in accounts receivable was approximately $3.9 million resulting from a decrease in revenue and a reduction in the average collection period from 46 days to 36 days. Accounts payable used approximately $3.6 million as a result of our smaller operations and changes in vendor payment requirements. The remaining use of working capital of $4.7 million was primarily due to funding of insurance, legal and other miscellaneous claims.

Cash used in investing activities was $0.9 million for the first nine months of fiscal 2006 as compared with $2.2 million for the nine month period ended April 2, 2005, and consisted primarily of capital expenditures for the Company’s continued efforts to leverage technology to provide customer-driven package tracking technology solutions.

Cash provided as a result of financing activities amounted to $6.1 million during first nine months of fiscal 2006 as compared to $39.4 million for the nine month period ended April 2, 2005. The primary source of cash was from issuance of preferred stock, which provided $15.2 million for the nine months ended April 1, 2006, as compared to $40.0 million for the nine month period ended April 2, 2005. Net reductions of long-term debt and on borrowings on the revolving credit facility used $9.1 million for the nine months ended April 1, 2006, as compared to $0.7 million for the nine month period ended April 2, 2005.

As of April 1, 2006, the Company had no outstanding purchase commitments for capital improvements.

The Company reported a loss from operations of approximately $8.0 million for the first nine months of fiscal 2006 and has negative working capital of approximately $27.7 million at April 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the three and nine months ended April 1, 2006, the Company had a net loss applicable to common shareholders of $4.5 million and $17.5 million, respectively; and used cash during the nine month period ended April 1, 2006 of $8.7 million in operating activities. As of April 1, 2006, the Company had $2.3 million in cash, a working capital deficiency of $27.7 million, and $2.4 million of available borrowing under its revolving credit facility. The facility terminates on December 31, 2006. While the Company is in negotiations to extend or replace the revolving credit facility, failure to do so will require the Company to raise additional capital in order to sustain continuing operations. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

The Company is managing to a plan to achieve positive cash flow by the end of the first fiscal quarter of the fiscal year ended June 30, 2007. Key components of the plan are improving gross margin through continued utilization of Company’s routing optimization software and reduced expenses by gaining efficiencies through the centralization of certain administrative functions. In addition, the Company is pursuing profitable revenue growth opportunities with numerous existing and potential customers in targeted vertical segments.

Management has identified an acquisition target that augments its current operation, leverages its selling, general, and administrative infrastructure and provides positive cash flow. Additionally, management is actively engaged in current negotiations to provide additional sources of debt and equity capital, and anticipates successful execution to secure these funds in the near term. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On March 31, 2004, July 1, 2004, and December 21, 2004, the Company entered into the third, fourth, and fifth amendments, respectively, to the amended and restated revolving credit facility with Bank of America/Fleet. The purpose of these amendments was to reset certain of the financial covenants provided for in the agreement discussed above.

On December 7, 2005 the Company entered into the sixth amendment to the amended and restated revolving credit facility with Bank of America/Fleet. The purpose of the amendment was to approve, and allow payments under, the terms of the negotiated settlement to resolve litigation arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”). [See footnote 5, Litigation].

On February 17, 2006 the Company entered into the seventh amendment to the amended and restated revolving credit facility with Bank of America/Fleet whereby the Company’s Senior lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from one of the Company’s investors, TH Lee Putnam Ventures (“THLPV”). THLPV received no compensation, consideration or promises from the Company in exchange for providing the guarantee. The Company’s Senior Lender further agreed to reduce the restriction on availability to $0 upon satisfaction of additional conditions.

At April 1, 2006, the Company was not in compliance with i) certain non-financial affirmative covenants and ii) a non-financial negative covenant under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders, and total indebtedness, respectively. [See footnote 7, Liquidity]. The Company will pursue waivers pertaining to these matters of compliance.

We are continuing to pursue operational efficiencies through more effective management of our independent contractor driver force, reducing back office workforce, and pursuing savings in other areas.

Management expects that its future capital requirements will generally be met from internally generated cash flow. The Company’s access to other sources of capital, such as additional bank borrowings and the issuance of debt securities, is affected by, among other things, general market conditions affecting the availability of such capital.

Risk Factors

Given our history of losses, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. Our operating losses have significantly exceeded the cost savings resulting from reorganization and improved systems. Our net losses applicable to common shareholders for the nine months ended April 1, 2006 and April 2, 2005, were $17.5 million and $80.8 million, respectively. The respective periods’ net losses were $10.9 million and $28.6 million. The larger amount of losses applicable to common shareholders for such periods was caused by beneficial conversion charges of $4.6 million and $52.3 million and PIK dividends of $2.0 million and $0.0 million for the respective periods. Our net losses applicable to common shareholders for the fiscal years ended July 2, 2005 and July 3, 2004 were $106.9 million and $77.7 million, respectively. The respective periods’ net losses were $49.8 million and $47.8 million. The increased amount of losses applicable to common shareholders for such periods was caused by beneficial conversion charges of $57.0 million and $29.9 million for the respective periods. To achieve profitability, we must successfully pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow.

We have experienced certain material weaknesses in our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the year ended July 2, 2005, certain material weaknesses became evident to our management, including the inability to fully reconcile cash applications on a timely basis, and due to resource constraints, the inability to close our books in a timely manner on a month-to-month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

We have taken steps to attempt to improve our internal controls and our control environment. We have established, and are implementing, a cash applications initiative to ensure timely and accurate posting of cash receipts and have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when they are fully implemented, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Early termination or non-renewal of contracts could negatively affect our operating results. Our contracts with our commercial customers typically have a term of one to three years, but are often terminable earlier at will upon 30 or 60 days notice. Early termination or non-renewal of these contracts could have a material adverse effect on our business, financial condition and results of operations.

We face a customer concentration risk. We have two customers that each accounted for more than 10% of net revenues for the three and nine months ended April 1, 2006. If either of these customers were to modify the service level obtained from us or transition to another service provider, it would adversely affect our financial position, results of operations and cash flows.

We may be unable to successfully compete with others in the same-day delivery and logistics services market. The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often particularly intense for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with us not only for provision of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than we have. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. We cannot assure you that we will be able to effectively compete with existing or future competitors.

We are exposed to litigation stemming from the accidents or other activities of our drivers and messengers. As of April 1, 2006, we utilized the services of approximately 2,860 drivers and messengers. From time to time such persons are involved in accidents or other activities that may give rise to liability claims against us. We currently carry liability insurance with a per-occurrence and an aggregate limit of $5 million. Our independent contractor owner-operators are required to maintain liability insurance of at least the minimum amounts required by applicable state or provincial law. We also have insurance policies covering property and fiduciary trust liability, which coverage includes all drivers and messengers. We cannot assure you that claims against us will not exceed the applicable amount of coverage, that our insurer will be solvent at the time of settlement of an insured claim, or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims, or insurance costs, our business, financial condition and results of operations could be materially adversely affected.

We do not pay federal or state employment taxes for our drivers who are independent contractors. A significant number of our drivers are independent contractors and not our employees. From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. We do not pay or withhold federal or state employment taxes with respect to drivers who are independent contractors. Although we believe that the independent contractors we utilize are not employees under existing interpretations of federal and state laws, we cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers’ compensation, will not change. If the IRS were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, we could be required to increase their compensation. Any of the foregoing possibilities could increase our operating costs and have a material adverse effect on our business, financial condition and results of operations.

Changes in spending on local delivery services could negatively affect our operating results. Our sales and earnings are especially sensitive to events that affect the delivery services industry, including extreme weather conditions, economic factors affecting our significant customers and shortages of or disputes with labor, any of which could result in our inability to service our clients effectively or to profitably manage our operations.

Our operations depend upon governmental licenses and permits. Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal (U.S. and Canadian), state, provincial and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Our failure to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct certain of our operations.

Our reputation will be harmed, and we could lose customers, if the information and telecommunication technologies on which we rely fail to adequately perform. Our business depends upon a number of different information and telecommunication technologies as well as the ability to develop and implement new technology enabling us to manage and process a high volume of transactions accurately and timely. Any impairment of our ability to process transactions in this way could result in the loss of customers and diminish our reputation.

We may be unable to recruit, motivate and retain qualified management personnel. Our success depends on the skills, experience and performance of certain key members of our management. The loss of the services of any of these key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success and plans for growth also depend on our ability to attract and retain skilled personnel in all areas of our business. There is strong competition for skilled management personnel in the same-day delivery and logistics businesses.

We may be unable to recruit, motivate and retain qualified delivery personnel. We depend upon our ability to attract and retain qualified delivery personnel who possess the skills and experience necessary to meet the needs of our operations. We compete in markets in which unemployment is generally relatively low and the competition for owner-operators and other employees is intense. We must continually evaluate and upgrade our pool of available owner-operators to keep pace with demands for delivery services. We cannot assure you that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to us. The inability to attract and retain qualified delivery personnel could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in our operating results may decrease the price of our securities. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perception of us and general economic and market conditions. Variations in our operating results, general trends in the delivery/logistics industry, government regulation and other factors could cause the market price of the common stock to fluctuate significantly. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that often have been unrelated or disproportionate to the operating performance of the affected companies, and the price of our common stock could be affected by such fluctuations.

Increased fuel and transportation costs could diminish our ability to attract owner-operators. The owner-operators we utilize are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. We make every reasonable effort to include fuel cost adjustments in customer billings that are paid to owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset owner-operators’ costs, we may be unable to attract a sufficient number of owner-operators, which would negatively impact our business, financial condition and results of operations.

We may be unable to fund our significant future capital needs, and we may need additional funds sooner than anticipated. We have depended, and if we are unable to execute against our plan, are likely to continue to depend, on our ability to obtain additional financing to fund our liquidity requirements. We may not be able to continue to obtain additional capital when needed, and additional capital may not be available on satisfactory terms. Achieving our financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office SG&A platform. To date, we have primarily relied upon debt and equity investments to fund these activities. We may be required to engage in additional financing activities to raise capital required for our operations. If we issue additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of our common stock. In addition, any additional issuance may require us to grant rights or preferences that adversely affect our business, including financial or operating covenants.

Our ability to fund operations depends on our ability to maintain the financing under our revolving credit agreement and our subordinated debt facility. At April 1, 2006, we were not in compliance with i) certain non-financial affirmative covenants and ii) a non-financial negative covenant under the revolving credit facility and our senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders and total indebtedness, respectively. Although we intend to pursue waivers pertaining to these matters of compliance, we cannot assure you we will be able to obtain or maintain such waivers in the future and we may be unable to regain or maintain compliance with our debt covenants in the future.

If we do not maintain our NASDAQ listing, you may have difficulty trading our securities. We will need to maintain certain financial and corporate governance qualifications to keep our securities listed on the NASDAQ Capital Market (“NASDAQ”). At various times in the past we have received notices from NASDAQ that we would be delisted due to a variety of matters, including failure to maintain a minimum bid price of $1.00, failure to timely hold an annual shareholders meeting and failure to meet the minimum levels of stockholders’ equity. In each instance we have taken the actions required by NASDAQ to maintain continued listing, but we cannot assure you that we will at all times meet the criteria for continued listing. In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm. As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting. We do not expect to be subject to these requirements for fiscal 2006 or fiscal 2007. We are evaluating our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, as a required part of our annual report, beginning with our annual report for fiscal 2008.

While we expect to expend significant resources during fiscal 2007 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm.

If we identify further significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

In addition to the above, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s operations are not currently subject to material market risks for interest rates, foreign currency rates, or other market price risks. However, the Company has revolving debt of $19.2 million at April 1, 2006. If the entire revolving credit facility were subject to a one percentage point change in the borrowing rate, the corresponding annualized effect on interest expense would be $192,000.

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

As we reported in our Form 10-K for the fiscal year ended July 1, 2005 (filed October 19, 2005), as amended on October 26, 2005, in connection with the audit of our financial statements for that year, certain material weaknesses became evident to management including the inability to fully reconcile cash applications on a timely basis and, due to resource constraints, the inability to close the Company’s books in a timely manner on a month to month basis. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis. Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information was recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act, and the rules and regulations promulgated thereunder. Such material weakness and associated ineffectiveness, as reported in Form 10-K under “Item 9A. Controls and procedures” have been evaluated, and at April 1, 2006, the Company has action plans in place to address and eliminate them.

(b) Changes in internal controls over financial reporting

During the quarter ended April 1, 2006, the Company completed its transition to a single cash application platform and has introduced procedures that ensure timely and accurate posting of cash receipts. Management is evaluating the design and operation of these new internal controls in order to enable management to conclude that these new internal controls are effective to ensure that cash applications are accurately recorded, processed, summarized and reported within the requisite time periods in the Company’s financial statements.

The Company has aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting.

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

None.

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

As of April 1, 2006, the Company was not in compliance with i) certain non-financial covenants and ii) a non-financial negative covenant relative to the timely remittance of monthly financial statements to its lenders and total indebtedness, respectively. The Company is working to secure waivers to cure this situation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 27, 2006 at a special meeting of shareholders, the Company submitted to its shareholders three matters, all of which were approved. The matters and voting thereon were as follows:

1.	To approve certain terms of Series P Convertible Preferred Stock (“Series P”) to permit the Company to (a) issue additional Series P as payment-in-kind dividends, (b) issue additional conversion shares pursuant to anti-dilution provisions of the Series P, and (c) exercise of the A Warrant and B Warrant issuable in connection with the Series P.

For	17,617,496
Against	99,917
Abstain	9,120
Broker non-votes	0

2.	To approve certain terms of Series N Convertible Preferred Stock (“Series N”) to permit the Company to issue additional Series N as payment-in-kind dividends, and the issuance of additional conversion shares pursuant to anti-dilution provisions thereof; and

For	17,616,794
Against	100,618
Abstain	9,121
Broker non-votes	0

3.	To approve certain terms of Series O Convertible Preferred Stock (“Series O”) to permit the Company to issue additional Series O as payment-in-kind dividends, and the issuance of additional conversion shares pursuant to anti-dilution provisions thereof.

For	17,616,710
Against	100,702
Abstain	9,121
Broker non-votes	0

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the Town of Westport, State of Connecticut on May 15, 2006.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK Chief Executive Officer

By	/s/ Edward W. Stone
EDWARD W. STONE Chief Financial Officer