Form 10-K
period 2006-07-01
VELOCITY EXPRESS CORP
filed 2006-10-13
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2006

Commission File No. 0-28452

VELOCITY EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	0-28452	87-0355929
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut		06880
(Address of Principal Executive Offices)		(Zip Code)

(203) 349-4160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.004 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.

Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more stockholders) of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2005), was $11,434,107.

As of September 30, 2006, there were 23,702,723 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Forward-Looking Information

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note that statements in this report that are forward-looking involve risks and uncertainties that may impact our business, financial condition, results of operations and prospects. Forward-looking statements are statements that are not about historical facts or information. They are contained throughout this report, for example, in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings”. They include statements concerning our general expectations, plans and strategies, financing decisions, expectations for funding capital expenditures, anticipated financial results, future operations, an assessment of our industry and competition, and an evaluation of pending litigation, among others. The words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” “targets” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Many of these risks are beyond our ability to control or predict. All forward-looking statements are qualified in their entirety by the cautionary statements contained throughout this report. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we will not update that information whether as a result of new information, future events or otherwise.

ITEM 1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (the “Company”, “Velocity” or “we”) are engaged in the business of providing time definite ground package delivery services. Throughout this report, we refer to these services as time definite logistics services. We operate primarily in the United States with limited operations in Canada. We currently operate in a single-business segment.

We have one of the largest nationwide networks of time definite logistics solutions in the United States and are a leading provider of scheduled, distribution and expedited logistics services. Our customers are comprised of multi-location, blue chip customers with operations in the commercial & office products, financial, healthcare, transportation & logistics, technology and energy sectors.

Our service offerings are divided into the following categories:

•	scheduled logistics, consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer;

•	distribution logistics, consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations and more broadly defined time schedules; and

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

The largest customer base for scheduled logistics consists of financial institutions that need a wide variety of services, including the pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts, the delivery of office supplies and the transfer of inter-office mail and correspondence. Customers utilizing distribution logistics normally include pharmaceutical wholesalers, retailers, manufacturers or other companies who must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region. Most of our expedited logistics services occur within a major metropolitan area or radius of 40 miles, and we usually offer one-hour, two- to four-hour and over four-hour delivery services depending on the customer’s time requirements. These services are typically available 24 hours a day, seven days a week. Expedited logistics services also include critical parts management and delivery for companies. Expedited logistics services customers include suppliers of critical repair and maintenance parts and professional service firms.

Although many of our competitors have substantial resources and extensive experience in the same-day transportation business, we believe that our national presence, wide array of service offerings, use of sophisticated technology, driver recruitment standards, and branding strategy present a compelling competitive advantage in any market in which we currently operate.

History of the Company

Our business began as United Shipping & Technology, Inc., a Utah corporation. On August 28, 1999, United Shipping & Technology Inc. acquired from CEX Holdings, Inc. all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. (“CEDS”), a provider of same-day delivery solutions. Subsequently, CEDS changed its name to UST Delivery Systems, Inc. and then to Velocity Express, Inc. The results of Velocity Express, Inc.’s operations have been included in our consolidated financial statements since August 28, 1999. On January 4, 2002, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into its wholly owned Delaware subsidiary Velocity Express Corporation. Since that time, we have operated as Velocity Express Corporation.

CD&L Acquisition & Related Transactions

On July 3, 2006, we, our wholly owned subsidiary CD&L Acquisition Corp (“Merger Sub”) and CD&L, Inc. (“CD&L”), entered into an agreement and plan of merger (the “Merger Agreement”) to acquire CD&L for approximately $61.2 million including closing costs. The Merger Agreement provided that, at the closing, Merger Sub would be merged with and into CD&L (the “Merger”), with each outstanding share of common stock of CD&L being converted into the right to receive $3.00 per share in cash. As a result of the Merger, which closed on August 17, 2006, CD&L became our wholly owned subsidiary.

Contemporaneously with the signing of the Merger Agreement, we acquired beneficial ownership of approximately 49% of CD&L’s outstanding common stock pursuant to several purchase agreements, including those relating to certain of CD&L’s then outstanding convertible debt. In consideration for these securities, we:

•	issued 3,205 units (the “Units”), each of which was comprised of (a) $1,000 aggregate principal amount at maturity of 12% senior secured notes due 2010 and (b) a warrant to purchase 345 shares of our common stock at an initial exercise price of $1.45 per share, subject to adjustment from time to time;

•	issued 2,465,418 shares of our common stock; and

•	paid approximately $19.0 million in cash.

In addition, on July 3, 2006, we sold:

•	75,000 Units; and

•	4,000,000 shares of our Series Q Convertible Preferred Stock, each of which was initially convertible into 9.0909 shares of our common stock (the “Series Q Preferred Stock”).

On August 21, 2006, we sold an additional 500,000 shares of Series Q Preferred Stock. The aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $109.5 million. Approximately $54.6 million of these proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million) and BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from acquisitions and approximately $9.6 million were used to pay CD&L’s line of credit facility. The remainder of the proceeds were used for general corporate purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. In addition, we granted customary registration rights with respect to the shares of our common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

We believe the acquisition of CD&L will result in several benefits to us. The combined company will have more than $440 million in annual revenues based on the combined revenues for the two companies for the twelve months ended July 1, 2006, and approximately 5,500 independent contractor drivers operating from 150 locations in leading markets across the United States and Canada. In addition, we expect the combination will have the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies will provide our customers with a broader national reach;

•	superior customer programs combining proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	operational costs savings of approximately $39 million over the next 18 months, as described below.

Based on our initial estimates of the integration of CD&L, we expect to achieve the following operational cost savings. In our delivery operations, we expect to save up to $12.7 million annually, primarily resulting from occupancy and staff cost reductions resulting from the consolidation of facilities in the same geographic area. We anticipate savings of up to $10.5 million annually in general and administrative expenses through the elimination of duplicate management, public company expenses and insurance coverage. In addition, we anticipate savings of up to $16.0 million annually from the centralized management of our drivers and increased customer density. We expect to incur approximately $11.7 million to integrate CD&L.

For purposes of this discussion, except where specifically noted, we present our business after giving effect to the CD&L acquisition.

Restructurings

Between 2004 and 2006, we implemented several restructurings which we believe have repositioned us for greater success in the future.

During fiscal 2004, we relocated our headquarters and financial functions to Westport, Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs in 2004.

In 2005, we conducted an analysis of our route profitability that indicated we were operating in a number of locations that did not have sufficient customer density for us to profitably deliver our targeted service levels. As a result, at the end of the third quarter of fiscal 2005, we closed over 40 of our locations (primarily smaller facilities in low density areas), terminated several unprofitable customer contracts and reduced employee headcount by approximately 200, incurring related severance costs. During the final quarter of fiscal 2005, we ceased use of most of the named facilities and recorded additional net lease contract termination costs and fixed asset impairments, severance costs and a charge to recognize the cost of service contracts that had no future economic benefit to us. During the third quarter of fiscal 2006, we recorded further severance charges and revised our estimates of previously recorded costs and losses associated with excess facilities. For fiscal 2006, our revenue declined largely due to lower volume experienced as a result of the restructuring implemented at the end of the third fiscal quarter of 2005, but that revenue decline was partially offset by new customer contracts and business expansion with existing customers. For further information regarding the effect of the restructurings on our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, we expect some ongoing integration relating to CD&L as described above.

Industry Overview

We operate in the time definite logistics industry. The industry includes the following services: scheduled and non-scheduled, same-day transportation of documents and packages in local markets; warehousing and facilities management; supply chain management; and cross-dock and package aggregation services.

We believe the market for time definite logistics solutions is large, growing, highly fragmented and has relatively low barriers to entry. The market is fragmented as to geographic reach and positioning of service providers and the nature and sophistication of services offered. There are relatively low barriers to entry in this market insofar as the capital requirements to start a local courier business are relatively small and the industry is not subject to extensive regulation. We believe there are currently as many as 6,000 same-day transportation companies in the United States. Most are privately held, operate primarily on the local level and generally focus on operations, which we believe results in little attention given to marketing and sales. Accordingly, we believe there is little perceived service differentiation between competitors at a local level, and that customer loyalty is generally short-term.

Currently, there are no dominant brands in the same-day time definite logistics industry, and there is a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS®, Federal Express® and DHL®, all of which use sophisticated technology extensively.

We expect that further growth in the same-day time definite logistics market will be fueled by corporate America’s trend toward outsourcing and third-party logistics. We believe that many businesses that outsource their distribution and logistics needs prefer to purchase such services from one source, capable of servicing multiple cities nationwide. Outsourcing on a national scale decreases their number of vendors and also maximizes efficiency, improves customer service and simplifies billing. Customers are also seeking to reduce their cycle times and implement “supply chain management” and “just-in-time” inventory management practices designed to reduce inventory carrying costs. We believe the growth of these time definite practices has increased the demand for more reliable and geographically diverse logistics services. We also believe that same-day transportation customers increasingly seek greater reliability, convenience and speed from a trusted package delivery provider. Customers are also seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. We expect that we are the only national same-day transportation and logistics service provider with the geographic reach and national footprint that will be able to meet these evolving needs.

With the enactment of the Federal law known as Check 21, on October 28, 2004, we anticipate continued deterioration of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. Off-setting this deterioration of revenue in the financial services industry, we believe we will benefit from the growth in healthcare and healthcare related services industries within the United States, and be able to effectively leverage our broad coverage footprint to capitalize on this national growth industry.

Regulation and Safety

Our business and operations are subject to various federal, state, and local regulations and, in many instances, require permits and licenses from these authorities. We hold nationwide general commodities authority from the Federal Highway Administration of the U.S. Department of Transportation to transport certain property as a motor carrier on an inter-state basis within the contiguous 48 states and, where required, hold statewide general commodities authority. We are also subject to regulation by the Federal Aviation Administration/Transportation Safety Administration for cargo shipments intended for transport on commercial airlines.

In connection with the operation of certain motor vehicles, the handling of hazardous materials in our delivery operations and other safety matters, including insurance requirements, we are subject to regulation by the U.S. Department of Transportation and U.S. states. We are also subject to regulation by the Occupational Safety and Health Administration, state occupational health and safety legislation and federal and state employment laws with respect to such matters as hours of work, driver logbooks and workers’ compensation. We believe that we are in material compliance with these regulations. However, if we were ever determined to not be in material compliance with the applicable regulations, we could be subject to substantial fines or possible revocation of one or more of our operating permits. If this were to occur, it could have a material adverse effect on our financial condition and results of operations.

From time to time, our independent contractor drivers are involved in accidents. We attempt to manage this risk by requiring our independent contractor drivers to maintain commercial motor vehicle liability insurance of at least $300,000 with a minimal deductible and by carrying additional liability insurance in our name totaling an additional $5.0 million. In addition, we perform extensive screening of all prospective drivers to ensure that they have acceptable driving records and pass a criminal background and drug tests, among other criteria. We believe our driver screening programs have established an important competitive advantage for us.

We also carry workers’ compensation insurance coverage for our employees and have arranged for the availability of occupational accident insurance for all of our independent contractor drivers of at least the minimum amounts required by applicable state laws. We also have insurance policies covering cargo, property and fiduciary trust liability, which coverage includes all of our drivers and messengers.

Sales and Marketing

We have a comprehensive sales and marketing program that emphasizes our competitive position as the leading national provider of time definite logistics services, based upon pro forma revenues after giving effect to the CD&L acquisition. We have also realigned our national accounts and logistics team, and restructured our field sales organization to effectively pursue growth opportunities. Sales efforts are conducted at both the local and national levels through our extensive network of local sales representatives. We currently employ 45 marketing and sales representatives who make regular calls on existing and potential customers to determine their ongoing delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and quickly respond to customer concerns.

Our sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. The expansion of our national sales program and continuing investment in technology to support expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations. As of July 1, 2006, approximately 80 percent of our pro forma revenues after giving effect to the CD&L acquisition came from national companies needing multi-location logistics solutions.

Competition

We face intense competition, particularly for basic delivery services. The industry is characterized by high fragmentation, low barriers to entry, competition based on price and competition to retain qualified drivers, among other things. Nationally, we compete with other large companies having same-day transportation operations in multiple markets, many of which have substantial resources and experience in the same-day transportation business. Price competition could erode our margins and prevent us from increasing our prices to our customers commensurate with cost increases.

There are also a number of national and international carriers who provide document and package shipment solutions to individuals and business customers. This market, which is dominated by major carriers such as

UPS®, Federal Express®, DHL® and the United States Postal Service, is also extremely competitive. However, these companies engage primarily in the next-day and second-day ground and air delivery businesses and operate by imposing strict drop-off deadlines and rigid package dimension and weight limitations on customers. By comparison, we operate in the same-day transportation business and handle customized delivery needs on either a scheduled, distribution or expedited basis. Accordingly, we do not believe that we are currently in direct competition with these major carriers, although we cannot assure you that one of these entities might not enter our markets in the future.

Technology

We use technology to manage and coordinate our dispatching, delivery, tracking, warehousing and logistics, and other back office functions in order to help us and our customers operate more efficiently and cost-effectively. To meet our customers’ needs for reliability, efficiency and speed, we have implemented and plan to continue to invest in the following technologies:

•	smart package tracking, which provides a single source of aggregated delivery chain-of-custody information to national customers;

•	a customer-oriented web portal for online information access to provide package tracking, chain-of-custody updates, electronic signature capture, real-time proof of delivery retrieval and customer order entry; and

•	route optimization software for delivery efficiency.

We believe the integration of high-tech communications software within the currently low-tech same-day transportation business differentiates our services from those of our competitors. We expect customers will be attracted to companies like ours that have the ability to offer greater efficiency, service and customer supply chain information through the use of technology.

Trademarks

We have registered Velocity Express®, Velocity®, Relentless Reliability® and currently have one other application pending for trademarks in the United States and internationally.

Employees

As of July 1, 2006, we had approximately 1,155 employees, of whom approximately 575 were primarily employed in various management, sales, and other corporate positions and approximately 564 were employed as warehouse workers and operations personnel. We also employed 16 drivers in Canada and we had contracts with 2,559 independent contractor drivers in North America. With the CD&L acquisition we added approximately 3,200 independent contractor drivers and messengers and 1,430 employees, of whom approximately 227 were primarily employed in various management, sales, and other corporate positions and approximately 1,203 were employed as drivers, warehouse workers and operations personnel. Neither we nor CD&L are party to any collective bargaining agreement, and we believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement. The risks we have highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, results of operations or cash flows could be negatively affected and the market price of our common stock could decline. We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Risks Related to Our Business

Given our history of losses and our recent acquisition of CD&L, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

Our net losses applicable to common stockholders for the fiscal years ended July 1, 2006 and July 2, 2005, were $23.6 million and $106.9 million, respectively. The respective periods’ net losses were $16.0 million and $49.8 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $5.0 million and $57.0 million, and preferred stock dividends paid-in-kind of $2.6 million and $0.0 million for the respective periods. To achieve profitability, we expect we will be required to successfully integrate CD&L and pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

If we are not successful in integrating CD&L, we will likely have higher costs and fail to achieve expected cost savings, which could have a material adverse effect on our results of operations.

The success of the CD&L acquisition will depend, in part, upon our ability to realize the anticipated cost savings, synergies and growth opportunities from combining our business with that of CD&L. To realize the anticipated benefits of the acquisition, members of the management team must develop strategies and implement a business plan that will:

•	effectively combine operations, management, independent contractors, technologies and infrastructure;

•	effectively and efficiently integrate policies, procedures and operations;

•	successfully achieve savings through reductions in occupancy and staffing costs, corporate and public company expenses, insurance costs and management of drivers and increased customer density;

•	successfully retain and attract employees, including operating personnel, as well as continuing to retain and attract independent drivers for delivery operations; and

•	while integrating operations, maintain focus on the core business to take advantage of competitive opportunities and to respond to competitive challenges.

Problems or delays in integrating CD&L may result in substantial unanticipated costs and the diversion of management’s attention from our existing operations. In addition, integration delays could cause us to lose key employees and customers of CD&L, thereby diluting the value of the CD&L acquisition.

To the extent we pursue other acquisitions in the future, the integration risks summarized above could increase. In addition, if we pursue other acquisitions in the future, we would face additional risks, including the following:

•	diversion of management’s time away from managing our business, whether or not such pursuits are successful;

•	the possible need to finance such acquisitions with debt or equity, if available to us; and

•	increased legal risks, for example, regarding inherited employee benefit plans and inadequate reserves.

Many of these risks are beyond our ability to control. If any of these risks were to materialize, it could have a material adverse effect on our results of operations.

We may be unable to fund our future capital needs, and we may need additional funds sooner than anticipated.

We have depended, and if we are unable to execute against our business plans, are likely to continue to depend, on our ability to obtain additional financing to fund our future liquidity and capital needs. We may not be able to continue to obtain additional capital when needed, and additional capital may not be available on satisfactory terms. Achieving our financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions, continued leverage of the consolidated back office selling, general and administrative platform and effectively and efficiently integrating CD&L. To date, we have primarily relied upon debt and equity investments to fund these activities. We may be required to engage in additional financing activities to raise capital required for our operations. If we issue additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of our common stock. In addition, any additional issuance may require us to grant rights or preferences that adversely affect our business, including financial or operating covenants.

Early termination or non-renewal of contracts could negatively affect our operating results.

Our contracts with our commercial customers typically have a term of one to three years, but are often terminable earlier at will upon 30 or 60 days’ notice. We often have significant start-up costs when we begin servicing a new customer in a new location. Termination or non-renewal of these contracts, including contracts originally entered into by CD&L, could have a material adverse effect on our business, financial condition, operating results and cash flows.

We are highly dependent upon sales to a few customers. The loss of any of these customers, or any material reduction in the amount of our services they purchase, could materially and adversely affect our business, financial condition, results of operations and cash flows.

For the fiscal year end July 1, 2006, after giving pro forma effect to the CD&L acquisition, we had one customer that accounted for more than 10% of our pro forma revenues and our top ten customers in aggregate account for approximately 43% of our pro forma revenues. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows.

The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could materially and adversely affect our business, financial condition, results of operations and cash flows.

We face intense competition, particularly for basic delivery services. The industry is characterized by high fragmentation, low barriers to entry, competition based on price and competition to retain qualified drivers, among other things. Nationally, we compete with other large companies having same-day transportation operations in multiple markets, many of which have substantial resources and experience in the same-day transportation business. Price competition could erode our margins and prevent us from increasing our prices to our customers commensurate with cost increases. We cannot assure you that we will be able to effectively compete with existing or future competitors.

As a time definite logistics company, our ability to service our clients effectively often depends upon factors beyond our control.

Our revenues and earnings are especially sensitive to events beyond our control that can affect our industry, including:

•	extreme weather conditions;

•	economic factors affecting our significant customers;

•	mergers and consolidations of existing customers;

•	ability to purchase insurance coverage at reasonable prices;

•	U.S. business activity; and

•	the levels of unemployment.

If we lose any of our executive officers, or are unable to recruit, motivate and retain qualified personnel, our ability to manage our business could be materially and adversely affected.

Our success depends on the skills, experience and performance of certain key members of our management. The loss of the services of any of these key employees could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our future success and plans for growth also depend on our ability to attract and retain skilled personnel in all areas of our business. There is strong competition for skilled management personnel in the time definite logistics businesses and many of our competitors have greater resources than we have to hire qualified personnel. Accordingly, if we are not successful in attracting or retaining qualified personnel in the future, our ability to manage our business could be materially and adversely affected.

Because we are exposed to litigation stemming from the accidents or other activities of our drivers and messengers, if we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We utilize the services of approximately 5,700 drivers and messengers, after giving effect to the CD&L acquisition. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If the IRS or any state were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees.

Substantially all of our drivers are independent contractors and not our employees. From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. We do not pay or withhold federal or state employment taxes with respect to drivers who are independent contractors. Although we believe that the independent contractors we utilize are not employees under existing interpretations of federal and state laws, we cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers’ compensation, will not change. If the IRS or any state were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, we could be required to increase their compensation. Any of the foregoing possibilities could increase our operating costs and have a material adverse effect on our business, financial condition, operating results and cash flows.

If we are unable to recruit, motivate and retain qualified delivery personnel, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We depend upon our ability to attract and retain, as employees or through independent contractor or other arrangements, qualified delivery personnel who possess the skills and experience necessary to meet the needs of our operations. We compete in markets in which unemployment is generally relatively low and the competition for independent contractors and other employees is intense. In addition, the independent contractors we utilize are responsible for all vehicle expense including maintenance, insurance, fuel and all other operating costs. We make every reasonable effort to include fuel cost adjustments in customer billings that are paid to independent contractors to offset the impact of fuel price increases. However, if future fuel cost adjustments are insufficient to offset independent contractors’ costs, we may be unable to attract a sufficient number of independent contractors.

We must continually evaluate and upgrade our pool of available independent contractors to keep pace with demands for delivery services. We cannot assure you that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to us. The inability to attract and retain qualified delivery personnel, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our failure to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct certain of our operations.

Although certain aspects of the transportation industry have been significantly deregulated, our delivery operations are still subject to various federal, state and local laws, ordinances and regulations that in many instances require certificates, permits and licenses. Our failure to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of our authority to conduct certain of our operations.

Our reputation will be harmed, and we could lose customers, if the information and telecommunication technologies on which we rely fail to adequately perform.

Our business depends upon a number of different information and telecommunication technologies as well as our ability to develop and implement new technologies enabling us to manage and process a high volume of transactions accurately and timely. Any impairment of our ability to process transactions in this way could result in the loss of customers and negatively affect our reputation. In addition, if new information and telecommunication technologies develop, we may need to invest in them to remain competitive, which could reduce our profitability and cash flow.

If our goodwill or other intangible assets were to become impaired, our results of operations could be materially and adversely affected.

The value of our goodwill and other intangible assets is significant relative to our total assets and stockholders equity. We review goodwill and other intangible assets for impairment on at least an annual basis. Changes in business conditions or interest rates could materially impact our estimates of future operations and result in an impairment. As such, we cannot assure you that there will not be a material impairment of our goodwill and other intangible assets. If our goodwill or other intangible assets were to become impaired, our results of operations could be materially and adversely affected.

We face trademark infringement and related risks.

There can be no assurance that any of our trademarks and service marks (collectively, the “marks”), if registered, will afford us protection against competitors with similar marks that may have a use date prior to that of our marks. In addition, no assurance can be given that others will not infringe upon our marks, or that our marks will not infringe upon marks and proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any mark claimed by us, and if instituted, that such challenges will not be successful.

We may face higher litigation and settlement costs than anticipated.

We have made estimates of our exposure in connection with the lawsuits and claims that have been made. As a result of litigation or settlement of cases, the actual amount of exposure in a given case could differ materially from that projected. In addition, in some instances, our liability for claims may increase or decrease depending upon the ultimate development of those claims. In estimating our exposure to claims, we are relying upon our assessment of insurance coverages and the availability of insurance. In some instances insurers could contest their obligation to indemnify us for certain claims, based upon insurance policy exclusions or limitations. In addition, from time to time, in connection with routine litigation incidental to our business, plaintiffs may bring claims against us that may include undetermined amounts of punitive damages. Such punitive damages are not normally covered by insurance.

Risks Related to Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future that could negatively affect our ability to achieve or sustain profitability and compete successfully in our markets.

We have a significant amount of debt outstanding. For the year ended July 1, 2006, after giving pro forma effect to the CD&L acquisition, we had $78.2 million in aggregate principal amount of long-term debt outstanding and $94.1 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, which we currently expect to be approximately $4.7 million in fiscal year 2007 and approximately $9.4 million for each year thereafter, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making it more difficult for us to satisfy our debt and other obligations;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of September 29, 2006, except for our ability to enter into a new revolving credit facility under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture. While we are currently negotiating a new revolving credit facility with prospective lenders, we cannot assure you that we will be successful in entering into any such facility on commercially reasonable terms or at all.

If we cannot generate sufficient cash from our operations to meet our debt service and repayment obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions. If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the debt holders to declare all borrowings outstanding to be due and payable.

Our senior notes and preferred stock contain restrictive covenants that limit our operating and financial flexibility.

The indenture pursuant to which we issued our senior notes imposes significant operating and financial restrictions on us. These restrictions limit or restrict among other things, our ability and the ability of our subsidiaries that are restricted by these agreements to:

•	incur additional debt and issue preferred stock;

•	make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock and making investments and prepaying or redeeming debt;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in business other than our current businesses;

•	consolidate or merge; and

•	under certain circumstances, enter into a senior credit facility (or refinance any such facility) without first giving the holders of the senior notes a right of first refusal to provide such financing.

The indenture also contains certain financial covenants under which we must maintain cash and cash equivalents at specified levels and cash, cash equivalents and qualified accounts receivable at specified levels. In addition, we expect to enter into a new credit facility that we expect will require us to comply with similar covenants as well as specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of the senior notes and any other then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture, the holders of the senior notes, and any other secured debt then outstanding, could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The senior notes are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets. We cannot assure you that our assets would be sufficient to repay in full the money owed to these secured debt holders.

The certificates of designation of several series of our outstanding preferred stock impose similar restrictions on us, including on the following:

•	authorizing or issuing additional series of preferred stock that ranks senior to, or on a par with, the outstanding preferred stock;

•	entering into mergers or similar transactions if our existing stockholders immediately before the transaction do not own 50% or more of the voting power of our capital stock after the transaction;

•	entering into affiliate transactions;

•	selling all or substantially all of our assets;

•	materially changing our lines of business;

•	selling, leasing or licensing our intellectual property or technology other than pursuant to non-exclusive licenses granted to customers in connection with ordinary course sales of our products;

•	raising capital by specified equity lines of credit or similar arrangements or issue any floating or variable priced equity instrument or specified other equity financings; and

•	until the earlier of December 21, 2007 and the date on which the original investors in our Series M Convertible Preferred Stock beneficially own less than 10% of our outstanding common stock, we are prohibited from issuing any preferred stock or convertible debt unless such preferred stock or convertible debt has a fixed conversion ratio. Similarly, we may not issue any of our common stock other than for a fixed price. Our inability to finance our operations in such ways may have an adverse effect on our business, financial condition, operating results and cash flows.

Because we expect to need to refinance our existing debt, we face the risks of either not being able to do so or doing so at higher interest expense.

Our senior notes mature in 2010. We may not be able to refinance our senior notes or renew or refinance any new credit facility we may enter into, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or any new credit facility, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the applicable credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes, which bear interest at 12% per year, or any new credit facility, on terms that are less favorable to us than the existing terms of our senior notes or any new credit facility.

If we fail to achieve certain financial performance targets, we may be required to redeem up to half of our senior notes.

Holders of our senior notes have the right to cause us to redeem, at a redemption price of 100% of the principal amount of the notes, subject to certain exceptions:

•	up to 25% of the original principal amount of senior notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date of the senior notes, is less than $20 million; and

•	up to an additional 25% of the original principal amount of senior notes issued if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million.

In addition, upon a change of control of our company, holders of the senior notes also have the right to require us to repurchase all or any part of their notes at an offer price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. In the event we are required to redeem or repurchase senior notes, we not have sufficient cash or access to liquidity to do so. If we were then required to raise additional capital to do so, we cannot assure you that we would be able to do so on commercially reasonable terms or at all. In addition, any new credit facility we enter into may have similar provisions or may cause us to be in default if a change of control occurs.

Because we are a holding company with no operations, we will not be able to pay interest on our debt or pay dividends unless our subsidiaries transfer funds to us.

As a holding company, we have no direct operations and our principal assets are the equity interests we hold in our subsidiaries. Our subsidiaries are legally distinct from us and have no obligation to transfer funds to us. As a result, we are dependent on the results of operations of our subsidiaries and, based on their existing and future debt agreements, the state corporation law of the subsidiaries and any state regulatory requirements, their ability to transfer funds to us to meet our obligations, to pay interest and principal on our debt and to pay any dividends in the future.

Our stock prices is subject to fluctuation and volatility.

The price of our common stock in the secondary market may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perception of us, variations in our operating results, general trends in the transportation/logistics industry, government regulation and general economic and market conditions, among other things. The stock market has, on occasion, experienced extreme price and volume fluctuations that have often particularly affected market prices for smaller companies and that have often been unrelated or disproportionate to the operating performance of the affected companies. The price of our common stock could be affected by such fluctuations.

Future issuances, or the perception of future issuances, of a substantial amount of our common stock may depress the price of the shares of our common stock.

Future issuances, or the perception or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. Certain of our stockholders have registration rights with respect to their common stock and preferred stock, and the holders of our warrants and preferred stock may be forced to exercise and convert these securities into our common stock if specified conditions are met.

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments.

The issuance of additional equity securities in a future financing could trigger the anti-dilution provisions of our outstanding preferred stock and warrants.

If we were to issue additional equity securities at a per share price lower than the current market price (in the case of our outstanding warrants) or the conversion price (in the case of our outstanding warrants and preferred stock), then the exercise price of such warrants and the conversion price of such preferred stock would automatically adjust downward. While we have no current plans to issue securities in a manner that would trigger these anti-dilution provisions, we could elect to do so in the future or be required to do so in order to finance the company. Such adjustments would have a dilutive effect on our existing common stockholders.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, the terms of our credit facilities limit our ability to pay dividends.

If we do not maintain our NASDAQ listing, you may have difficulty trading our securities.

We will need to maintain certain financial and corporate governance qualifications to keep our securities listed on the NASDAQ Capital Market (“NASDAQ”). At various times in the past, we have received notices from NASDAQ that we would be delisted due to a variety of matters, including failure to maintain a minimum bid price of $1.00, failure to timely hold an annual stockholders meeting and failure to meet the minimum levels of stockholders’ equity. In each instance, we have taken the actions required by NASDAQ to maintain continued listing, but we cannot assure you that we will at all times meet the criteria for continued listing. In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

Our organizational documents and applicable law could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of the opportunity to obtain a takeover premium for their shares.

A number of provisions in our certificate of incorporation and bylaws make it difficult for another company to acquire us. These provisions include, among others, the following:

•	requiring the affirmative vote of holders of not less than 62.5% of our Series M Convertible Preferred Stock and Series N Convertible Preferred Stock, each voting separately as a class, to approve certain mergers, consolidations or sales of all or substantially all of our assets;

•	requiring stockholders to provide us with advance notice if they wish to nominate any persons for election to our board of directors or if they intend to propose any matters for consideration at an annual stockholders meeting; and

•	authorizing the issuance of so-called “blank check” preferred stock without common stockholder approval upon such terms as the board of directors may determine.

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of September 30, 2006, approximately 19.2% of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

We are also subject to laws that may have a similar effect. For example, section 203 of the Delaware General Corporation Law prohibits us from engaging in a business combination with an interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. As a result of the foregoing, it will be difficult for another company to acquire us and, therefore, could limit the price that possible investors might be willing to pay in the future for shares of our common stock. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our board of directors.

We may be exposed to risks relating to our internal controls and may need to incur significant costs to comply with applicable requirements.

Under Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting. We do not expect to be subject to these requirements for fiscal 2007. We are evaluating our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, as a required part of our annual report, beginning with our annual report for fiscal 2008.

We expect to expend significant resources during fiscal 2007 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. But, there is a risk that we will not comply with all of the requirements imposed thereby. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

In addition, if our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected. Investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of July 1, 2006, we operated from 116 leased facilities in the United States and two leased facilities in Canada (not including customer-owned facilities). These leases expire at various times between 2007 and 2013. These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

State	Number of Leased Facilities	State	Number of Leased Facilities
Alabama	1	Nevada	1
Arizona	3	New Jersey	2
Arkansas	4	New Mexico	1
California	5	New York	13
Colorado	1	North Carolina	9
Connecticut	2	North Dakota	1
Florida	6	Ohio	1
Georgia	4	Oklahoma	4
Idaho	2	Oregon	1
Illinois	1	Pennsylvania	5
Indiana	1	South Carolina	2
Iowa	3	Tennessee	2
Kentucky	2	Texas	12
Louisiana	7	Utah	1
Maryland	1	Virginia	4
Massachusetts	2	Washington	1
Michigan	4	Wisconsin	3
Minnesota	3
Mississippi	1	Total facilities in U.S.	116

Our corporate headquarters is located at One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut 06880 and we have additional corporate offices in Texas, Minnesota and Arizona. We believe that suitable additional or replacement space will be available when required on terms that are not material less favorable to us than our existing leases.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to litigation and have claims asserted against us in the normal course of our business. Most of these claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. We and our subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of our business. We vigorously defend against all of the foregoing claims.

From time to time, our independent contractor drivers are involved in accidents. We attempt to manage this risk by requiring our independent contractor drivers to maintain commercial motor vehicle liability insurance of at least $300,000 with a minimal deductible and by carrying additional liability insurance in our name totaling an additional $5.0 million. In addition, we perform extensive screening of all prospective drivers to ensure that they have acceptable driving records and pass a criminal background and drug tests, among other criteria. We believe our driver screening programs have established an important competitive advantage for us.

We also carry workers’ compensation insurance coverage for our employees and have arranged for the availability of occupational accident insurance for all of our independent contractor drivers of at least the minimum amounts required by applicable state laws. We also have insurance policies covering cargo, property and fiduciary trust liability, which coverage includes all of our drivers and messengers.

We review our litigation matters on a regular basis to evaluate the demands and likelihood of settlements and litigation related expenses. Based on this review, we do not believe that any pending lawsuits, if resolved or settled unfavorably to us, would have a material adverse effect upon our financial condition or results of operations. We have established reserves for litigation, which we believe are adequate. In addition, in connection with the CD&L acquisition, we assumed a $1.0 million reserve for a tentative settlement of an employment tax assessment against CD&L in the State of California.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2006 at our annual meeting of stockholders, we submitted to our stockholders two matters that were approved. The matters and voting thereon were as follows:

1. To elect six directors for the ensuing year and until their successors shall be elected and duly qualified.

Directors	For	Withhold Authority
Vincent A. Wasik	10,496,320	26,571
James G. Brown	10,494,161	28,730
Alexander I. Paluch	10,496,244	26,647
Richard A. Kassar	10,495,774	27,117
Leslie E. Grodd	10,495,378	27,513
John J. Perkins	10,495,535	27,356

2. To ratify the appointment of UHY LLP as our independent registered public accounting firm for the fiscal year ended July 1, 2006.

For	10,518,316
Against	3,675
Abstain	900
Broker non-votes	0

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades under the symbol “VEXP” on NASDAQ. The following table sets forth the quarterly high and low sales prices for our common stock, as reported by NASDAQ, for each full quarterly period within the two most recent fiscal years. These prices have been adjusted to give retroactive effect to our 1:50 reverse stock split on February 16, 2005.

Period	High	Low
Fiscal 2005:
First Quarter	$31.50	$16.50
Second Quarter	25.00	9.50
Third Quarter	18.00	3.59
Fourth Quarter	12.13	3.78

Fiscal 2006:
First Quarter	$7.01	$2.48
Second Quarter	3.79	2.11
Third Quarter	2.87	1.55
Fourth Quarter	1.78	1.22

Fiscal 2007
First Quarter	$1.80	$1.26

The closing price of our common stock on September 29, 2006 was $1.77.

On September 29, 2006, we had 662 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not paid any cash dividends on our common stock and expect that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the continued operations of our business. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our ability to pay dividends is limited by: the terms of the indenture governing our senior secured notes and the certificates of designation for certain of our series of convertible preferred stock. In addition, should we enter into a new credit facility in the future, we would expect that the terms of such facility would also restrict our and our subsidiaries’ ability to pay cash dividends.

Equity Compensation Plan Information

We maintain the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan), pursuant to which we may grant equity awards to eligible persons. We also maintain the 1995 Stock Option Plan (the “1995 Plan”) and the 1996 Director Stock Option Plan (the “1996 Director Plan”), although no additional options may be granted under such plans. The 1995 Plan and the 1996 Director Plan and all outstanding options under these plans will remain in effect until all such options have expired or been exercised. Our stockholders approved the 1995 Plan, the 1996 Director Plan, the 2000 Plan, and the 2004 Plan.

The following table sets forth information about our equity compensation plans as of July 1, 2006. For more information about our stock option plans, see Note 10 to our consolidated financial statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,369,548	(1)	$10.80	4,128,487	(2)
Equity compensation plans not approved by security holders(3)	149,203		$11.09	NA

Total	1,518,751		$10.82	4,128,487

(1)	Includes (i) 3,224 shares of common stock to be issued upon exercise of options granted under the 1995 Plan, (ii) 60 shares of common stock to be issued upon exercise of options granted under the 1996 Director Plan, (iii) 9,798 shares of common stock to be issued upon exercise of options granted under the 2000 Plan, (iv) 590,931 shares of common stock to be issued upon exercise of options granted under the 2004 Plan, (v) 7,192 shares of common stock to be issued upon the exercise of warrants granted in connection with the sale of Series F Convertible Preferred Stock, (vi) 100,630 shares of common stock to be issued upon the exercise of warrants granted in connection with the sale of Series H Convertible Preferred Stock, (vii) 193,552 shares of common stock to be issued upon the exercise of warrants granted to TH Lee Putnam Ventures (“THLPV”) in return for its agreement to extend its obligations under the Capital Contribution Agreement, dated July 1, 2004, for a period of two years, (viii) 97,693 shares of common stock to be issued upon exercise of warrants granted in connection with the sale of Series M Convertible Preferred Stock, (ix) 62,534 shares of common stock to be issued upon exercise of warrants granted to contractors for their service to us, (x) 58,035 shares of common stock to be issued upon exercise of warrants granted to officers and other employees under the 2004 Plan for incentive compensation, and (xi) 245,899 shares of common stock to be issued upon exercise of warrants granted to Vincent A. Wasik under the 2004 Plan for incentive compensation and will vest on the earlier of December 8, 2006 or a change in control.
(2)	23,352 shares of common stock and 4,105,135 shares of common stock remain available for issuance under the 2000 Plan and 2004 Plan, respectively.
(3)	Includes (i) 1,900 non-qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment that vested ratably over three years; (ii) 400 non-qualified stock options issued in October 2001 to certain executive officers that vested ratably over two years on each six-month anniversary of the date of grant; (iii) 300 non-qualified stock options issued to a consultant in exchange for services provided in 1999 that option vested on the date of grant; and (iv) 146,603 shares of common stock issuable upon exercise of warrants that were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. The selected statements of operations data as well as the selected balance sheet data presented below are derived from our consolidated financial statements.

	Fiscal Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002
	(In thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$202,430	$256,662	$287,918	$307,138	$342,727
Cost of services	145,571	208,342	238,320	241,136	264,766

Gross profit	56,859	48,320	49,598	66,002	77,961
Occupancy, selling, general and administrative expenses(1)	67,696	92,395	92,402	74,001	75,549
Restructuring charges and asset impairments(2)	378	1,603	356	—	—

Operating (loss) income(1)(2)	(11,215)	(45,678)	(43,160)	(7,999)	2,412
Interest expense, net	(5,118)	(4,750)	(4,567)	(3,959)	(13,068)
Common stock warrant charge	—	—	—	—	(1,048)
Other income (expense)	295	584	(109)	(301)	1,225

Net loss(1)(2)	$(16,038)	$(49,844)	$(47,836)	$(12,259)	$(10,479)

Net loss applicable to common shareholders(1)(2)	$(23,647)	$(106,869)	$(77,683)	$(15,609)	$(20,357)

Basic and diluted loss per common share(1)(2)	$(1.49)	$(21.01)	$(551.89)	$(169.44)	$(290.81)

Basic and diluted weighted average number of common shares outstanding	15,907	5,087	141	92	70

	As of
	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003	June 29, 2002
Balance Sheet Data
Working capital (deficit)(3)	$(8,578)	$(36,450)	$(35,543)	$(20,419)	$21,155
Total assets	75,653	87,356	93,676	106,489	113,889
Long-term debt and capital leases(3)	26,185	2,829	5,235	4,602	38,756
Shareholders’ equity	15,069	10,429	6,475	22,450	29,315

The following items impact the comparability of our data from continuing operations:

(1)	The fiscal year ended July 2, 2005 includes an increase in the legal settlement reserve expense by $4.9 million. See Note 14 to our consolidated financial statements.
(2)	Restructuring charges and asset impairments, which included costs for severance, excess facilities and impairment of long-lived assets were $0.4 million for fiscal 2006, $1.6 million for fiscal 2005, $0.4 million for fiscal 2004, and $0 for fiscal 2003 and 2002.
(3)	Working capital is defined as our current assets less our current liabilities. Outstanding balances under the revolving credit facility and the senior subordinated debt facility were reclassed from short-term obligations to long-term debt on July 1, 2006 due to being refinanced subsequent to year-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We present below Management’s Discussion and Analysis of Financial Condition and Results of Operations of Velocity Express Corporation and its subsidiaries on a consolidated basis. The following discussion should be read in conjunction with our historical financial statements and related notes contained elsewhere in this report. Except where specifically noted, the following discussion does not give effect to the CD&L acquisition, which occurred on August 17, 2006.

Overview

We and our subsidiaries are engaged in the business of providing time definite logistics services. We operate primarily in the United States with limited operations in Canada. We currently operate in a single-business segment.

We have one of the largest nationwide networks of time-definite logistics solutions in the United States and are a leading provider of scheduled, distribution and expedited logistics services. Our customers are comprised of multi-location, blue chip customers with operations in the commercial & office products, financial, healthcare, transportation & logistics, technology, and energy sectors.

Our service offerings are divided into the following categories:

•	scheduled logistics, consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer.

•	distribution logistics, consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations broadly defined time schedules.

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

Our customers represent a variety of industries and utilize our services across multiple service offerings. Revenue categories and percentages of total revenue for fiscal years ended 2006, 2005 and 2004 on an historical basis are as follows:

	Fiscal year ended:
	July 1, 2006	July 2, 2005	July 3, 2004
Commercial and office products	49.0%	45.8%	34.9%
Healthcare	21.6	20.2	20.1
Financial services	16.5	21.5	31.0
Transportation and logistics	6.4	7.2	7.5
Energy	4.9	1.2	1.7
Technology	1.6	1.2	1.7

The following table shows our revenue categories and percentages of revenues for the twelve months ended July 1, 2006 on a pro forma basis after giving effect to the CD&L acquisition:

Fiscal year ended July 1, 2006
Commercial and office products	33.7%
Healthcare	22.9
Financial services	19.0
Transportation and logistics	8.8
Retail and consumer products	5.6
Technology	3.2
Energy	2.3
Other	4.5

After giving pro forma effect to the CD&L acquisition, we had one customer that accounted for more than 10% of our net revenues in fiscal 2006. Our ten largest customers accounted for approximately 43% of our net revenues in fiscal 2006.

With the enactment of the Federal law known as Check 21, on October 28, 2004, we anticipate continued deterioration of financial services revenue as financial institutions will now electronically scan and process checks, without the need to move the physical documents to the clearing institution. Off-setting this deterioration of revenue in the financial services industry, we believe we will benefit from the growth in healthcare and healthcare related services industries within the United States, and be able to effectively leverage our broad coverage footprint to capitalize on this national growth industry.

We had a net loss of $16.0 million for the fiscal year ended July 1, 2006, including a net loss of $5.1 million for the three months then ended July 1, 2006, which resulted in cash used in operating activities for the year of $10.0 million. In fiscal year 2006, we financed this operating cash flow deficit through net proceeds of $15.0 million from the issuance of preferred stock. See “—Liquidity and Capital Resources.”

CD&L Acquisition & Related Transactions

On July 3, 2006, we, Merger Sub and CD&L entered into the Merger Agreement. The Merger Agreement provided that, at the closing, Merger Sub would be merged with and into CD&L (the “Merger”), with each outstanding share of common stock of CD&L being converted into the right to receive $3.00 per share in cash. As a result of the Merger, which closed on August 17, 2006, CD&L became our wholly owned subsidiary.

Contemporaneously with the signing of the Merger Agreement, we acquired beneficial ownership of approximately 49% of CD&L’s outstanding common stock pursuant to several purchase agreements, including those relating to certain of CD&L’s then outstanding convertible debt. In consideration for these securities, we:

•	issued 3,205 Units;

•	issued 2,465,418 shares of our common stock; and

•	paid approximately $19.0 million in cash.

In addition on July 3, 2006, we sold:

•	75,000 Units; and

•	4,000,000 shares of Series Q Convertible Preferred Stock.

On August 21, 2006, we sold an additional 500,000 shares of Series Q Preferred Stock. The aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $109.5 million. Approximately $54.6 million of these proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million) and BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from acquisitions and approximately $9.6 million were used to pay CD&L’s line of credit facility. The remainder of the proceeds are available for general corporate purposes. See “—Liquidity and Capital Resources”. In addition, we granted customary registration rights with respect to the shares of our common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

We believe the acquisition of CD&L will result in several benefits to us. The combined company will have more than $440 million in annual revenues based on the combined revenues for the two companies for the twelve months ended July 1, 2006, and approximately 5,500 independent contractor drivers operating from 150 locations in leading markets across the United States and Canada. In addition, we expect the combination will have the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies will provide our customers with a broader national reach;

•	superior customer programs combining proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	operational costs savings of approximately $39 million over the next 18 months, as described below.

Based on our initial estimates of the integration of CD&L, we expect to achieve the following operational cost savings. In our delivery operations, we expect to save up to $12.7 million annually, primarily resulting from occupancy and staff cost reductions resulting from the consolidation of facilities in the same geographic area. We anticipate savings of up to $10.5 million annually in general and administrative expenses through the elimination of duplicate management, public company expenses and insurance coverage. In addition, we anticipate savings of up to $16.0 million annually from the centralized management of our drivers and increased customer density. We expect to incur approximately $11.7 million to integrate CD&L.

Restructurings

Between 2004 and 2006, we implemented several restructurings that we believe have repositioned us for greater success in the future.

During fiscal 2004, we relocated our headquarters and financial functions to Westport, Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs in 2004.

In 2005, we conducted an analysis of our route profitability that indicated we were operating in a number of locations that did not have sufficient customer density for us to profitably deliver our targeted service levels. As a result, at the end of the third quarter of fiscal 2005, we closed over 40 of our locations (primarily smaller facilities in low density areas), terminated several unprofitable customer contracts and reduced employee headcount by approximately 200. At that time, we recorded a charge of $602,000 related to the restructuring, mostly reflective of severance costs. During the final quarter of fiscal 2005, we ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments, recorded $100,000 in severance costs and recorded an estimated $300,000 charge to recognize the cost of service contracts that had no future economic benefit to us. During the third quarter of fiscal 2006, we recorded a charge of $300,000 related to severance and benefits for approximately 120 employees and revised our estimates of previously recorded costs and losses associated with excess facilities. For fiscal 2006, our revenue declined largely due to lower volume experienced as a result of the restructuring implemented at the end of our third quarter of fiscal 2005, as described in more detail below. The revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $20.0 million. For more information, see Note 4 (Restructuring) to our consolidated financial statements.

In addition, we expect some ongoing integration relating to CD&L as described above.

Factors Affecting Future Results of Operations

Our revenues consist primarily of charges to customers for delivery services and weekly or monthly charges for recurring services, such as facilities management. Sales are recognized when the service is performed. The revenue and profit for a particular service is dependent upon a number of factors, including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher revenue.

We are continually engaged in bidding for additional contract work for a variety of new and existing customers. We believe our current pipeline of bidding activity remains robust, with potential customers that could generate annual billings of up to $75.0 million, although we cannot assure you that we will be successful in obtaining these clients. The activity is consistent across all geographic regions in which we operate. Full implementation of newly awarded contracts generally takes from thirty to sixty days.

Cost of sales consists of costs relating directly to performance of our services, including driver and messenger costs, transportation services purchased from third parties, and costs to staff, equip and insure our warehouse facilities. Substantially all of the drivers we use are independent contractors who provide their own vehicles. As of July 1, 2006, we owned no motor vehicles in the United States and only three in Canada. Drivers and messengers are compensated based on a combination of the number of stops they make, the number of packages they deliver and/or a percentage of the delivery charge. Consequently, our driver, messenger and purchased transportation costs are variable in nature. We also employ workers in our own leased warehouse facilities and certain facilities owned by our customers. The salary and employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

Cost of services for 2006 was $145.6 million, a reduction of $62.8 million, or 30.1%, from $208.4 million for 2005. We have focused on reducing our costs through the following three initiatives:

•	implementing our proprietary route management technology to optimize routes structures at each location for the maximum number of stops per day for each driver thereby allowing us to improve our gross margins;

•	the completion of the conversion of our workforce from employee drivers to independent contractors, which creates a more variable cost structure and higher gross margins; and

•	the restructuring of our service network to eliminate low density, low margin locations.

As a result of all the above, the gross margin on service has increased from 18.8% for the year ended July 2, 2005 to 28.1% for the year ended July 1, 2006.

Selling, general and administrative (“SG&A”) expenses include salaries, wages and benefit costs incurred at the branch level related to taking orders and dispatching drivers and messengers, as well as administrative costs related to such functions. Also included in SG&A expenses are regional and corporate level marketing and administrative costs and occupancy costs related to branch and corporate locations.

During fiscal 2007, we plan to continue to invest in technologies that will increase our competitive advantage in the market by providing more economical delivery routing, enhanced package tracking and increased productivity from both a frontline delivery and back office perspective. During fiscal years 2004 and 2005, we spent over $5 million in the development and implementation of route management software solutions that have proven to have had a significant impact on reducing overall delivery cost and enhancing our ability to better manage our variable operating cost. During fiscal year 2006, we spent $900,000 in the development of package tracking technology.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, insurance reserves, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments when due or within a reasonable period of time thereafter. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances or write-off may be required.

Goodwill Impairment

Our goodwill is subjected to impairment testing, which requires us to estimate the fair value of our reporting unit to its carrying value. The estimation of fair value requires making judgments concerning future cash flows and appropriate discount rates. These cash flow estimates take into account current customer volumes and the expectation of new or renewed contracts, historic gross margins, historic working capital parameters and planned capital expenditures. The estimate of the fair value of goodwill could change over time based on a variety of factors, including our actual operating performance. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. In order to determine the fair value of Velocity Express, Inc., we employed the Implied Enterprise Value technique based on our publicly traded stock price as well as the price inherent in the recent sale of Series Q Preferred Stock, an approach widely accepted in determining fair value for an enterprise. The fair value derived was in excess of the carrying amount of Goodwill and, therefore, no adjustment for impairment was required in fiscal year 2006.

Insurance Reserves

During the third quarter of fiscal year 2005, we initiated an insurance program with minimal or no deductibles. Prior to that time, we maintained an insurance program with policies that had various higher deductible levels. We reserved the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that had occurred in the normal course of our business. These reserves have been established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

Contingencies

We are involved in various legal proceedings and contingencies and have recorded liabilities for these matters in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). SFAS No. 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than the estimate, a future charge to operating results would result. Likewise, if a contingency were settled for an amount that is less than the estimate, a future credit to operating results would result. For more information, see Note 14 to our consolidated financial statements.

Results of Operations

We report our financial results on a 52-53 week fiscal year basis. Under this basis, our fiscal year ends on the Saturday closest to June 30th.

Year Ended July 1, 2006 Compared to Year Ended July 2, 2005

Revenue for 2006 decreased $54.2 million, or 21.1%, to $202.4 million from $256.7 million for 2005. The decrease in revenue is in large part attributable to lower volume experienced as a result of the restructuring initiated at the end the third fiscal quarter of 2005 as described above. The result was a 20% reduction of weekly revenue. When annualized over the entire fiscal year, these restructuring actions accounted for approximately $50.0 million of the $54.2 million decrease in revenue from 2005. The remaining decrease in revenue is attributable to losses associated with pricing pressures and customer freight volume fluctuations of approximately $24.0 million. The revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $20.0 million. Greater concentration on national account business resulted in an increased proportion of revenues originating from those accounts. In addition, approximately $400,000 of the decrease relates to consolidation of one quarter of revenue from a consolidated variable interest entity, Peritas, LLC, during 2006 compared to the consolidation of two quarters of revenue during 2005.

Cost of services for 2006 was $145.6 million, a reduction of $62.8 million, or 30.1%, from $208.4 million for 2005. We have focused on reducing our costs through the following three initiatives:

•	implementing our proprietary route management technology to optimize routes structures at each location for the maximum number of stops per day for each driver thereby allowing us to improve our gross margins;

•	the completion of the conversion of our workforce from employee drivers to independent contractors, which creates a more variable cost structure and higher gross margins; and

•	the restructuring of our service network to eliminate low density, low margin locations.

Decreased volume and closed facilities accounted for $43.4 million of the decrease, lowered vehicle costs accounted for $4.7 million, lowered costs for insurance accounted for $3.7 million, primarily vehicle insurance ($3.1 million), a decreased in cargo claims together with a change in the estimate for cargo claim reserves accounted for $1.2 million, introduction of the cargo loss waiver accounted for $0.7 million, approximately $0.4 million of the decrease related to the consolidation of one quarter of Peritas costs during 2006 compared to the consolidation of two quarters of costs during 2005, all partially offset by a $1.6 million increase in purchased transportation, and the remaining $10.3 million of the decrease being attributable to driver pay efficiencies gained from our proprietary route management technology.

Beginning in April 2005 with the restructuring of our operations, we began to realize significant reductions in costs relative to our redefined routes as fostered by our proprietary route management system. As a result of all the above, the gross margin on service has increased from 18.8% in 2005 to 28.1% in 2006.

Occupancy charges for 2006 were $12.3 million, a decrease of $2.7 million, or 18.3%, from $15.0 million for 2005. The decrease was mainly due to the shut down of facilities in connection with the restructurings described above.

SG&A expenses for 2006 were $55.4 million, or 27.4% of revenue, a decrease of $22.0 million, or 28.4%, as compared with $77.4 million, or 30.2% of revenue, for 2005. The decrease in SG&A for the year resulted from a decrease in bad debt expense of $7.9 million due to collections during the year exceeding expectations, a decrease in salaries and benefits of $6.8 million (excluding stock and warrant expense) accomplished from the centralization of field administrative functions and the closing of facilities, $4.2 million in reduced legal settlements (primarily because of the settlement in 2005 of a claim for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between a predecessor of ours and Mobile Information Systems, Inc.), a decrease of $2.3 million in legal fees as our litigation was curtailed upon execution of settlement agreements for all of our significant matters, a decrease of $1.4 million in telecommunication expense, a decrease of $1.1 million in travel and entertainment, a decrease of $0.6 million in supplies, a $1.2 million consolidation loss from a non-controlling interest in a variable interest entity, approximately $0.2 million of which related to the consolidation of one quarter of Peritas SG&A costs during 2006 compared with the consolidation of two quarters of costs during 2005 and $0.7 million of miscellaneous other decreases. These decreases were partially offset by an increase in stock option and warrant expense of $0.7 million, a $0.7 million increase in depreciation primarily due to commencing depreciation on our proprietary route management technology placed in service in the fourth quarter of 2005, and $0.7 million in consulting expenses and other professional and outside services.

Restructuring charges and asset impairments for 2006 were $0.4 million, a decrease of $1.2 million, or 76.5%, from $1.6 million for 2005. The $0.4 million charge in 2006 primarily represents severance costs associated with a reduction in force related to the restructuring of our operations. The $1.6 million charge in 2005 represents severance costs associated with a reduction in force, as well as contract termination costs and asset impairments related to the restructuring of our operations.

Interest expense for 2006 increased $0.4 million to $5.1 million from $4.8 million for 2005 due to an increase in the amortization of our deferred financing fees. Interest expense related to our borrowings did not significantly change from the same period in the prior year as a result of stable average interest rates and outstanding amounts under the revolving credit and senior subordinated debt facilities.

As a result of the foregoing factors, the net loss for 2006 was $16.0 million compared with $49.8 million for 2005, an improvement of $33.8 million, or 67.8%.

Net loss applicable to common stockholders was $23.6 million for 2006 compared with $106.9 million for 2005. For 2006, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series O and Series P Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O and Series P Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O and Series P Convertible Preferred Stock. In 2005, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sale of the Series J, K, L, M and N Convertible Preferred Stock.

Year Ended July 2, 2005 Compared to Year Ended July 3, 2004

The 2004 fiscal year was a 53 week year whereas 2005 and 2006 fiscal years, each consisted of 52 weeks. In fiscal years consisting of 53 weeks, the final quarter consists of 14 weeks. As such, the 2004 fiscal year includes an additional week of revenues and expenses when compared against the results of the 2005 fiscal year.

Revenue for 2005 decreased $31.3 million, or 10.9%, to $256.7 million from $287.9 million for 2004. The decrease in revenue for 2005 is in large part attributable to lower volume experienced as a result of the restructuring initiated at the end of the third fiscal quarter described above. The result was a 20% reduction of weekly revenue. For 2005, lost revenues, inclusive of the restructuring and losses associated with pricing pressures and customer freight volume fluctuations, were approximately $56 million. This revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $25 million. Greater concentration on national account business resulted in an increased proportion of revenues originating from those accounts. For 2005, $154.0 million, or 60.0% of total revenues, can be attributed to our top 50 accounts, versus $149.5 million, or 51.9%, for 2004.

Cost of services for 2005 was $208.3 million, a reduction of $30.0 million, or 12.6%, from $238.3 million for 2004. Decreased volume and closed facilities accounts for $25.9 million of the decrease. We have focused on reducing our costs through the two initiatives described above under the discussion of the comparison of our 2006 and 2005 fiscal years.

As a result, payments to drivers and purchased transportation cost have been reduced by $5.0 million and costs associated with employee drivers, primarily vehicle costs and insurance, have been reduced by an additional $5.2 million. Beginning in April 2005 with the restructuring of our operations, we began to realize significant reductions in costs relative to our redefined routes as fostered by our proprietary route management system. With approximately $4.0 million of weekly revenue and already recognized 8% decrease in driver pay, we recognized tangible savings from implementation of our route management system. These savings were partially offset by $6.2 million in increased costs of warehouse labor due to a shift in business toward commercial and office products. As a result, the gross margin on service increased from 17.2% for 2004 to 18.8% for 2005.

Occupancy charges for 2005 were $15.0 million, an increase of $0.9 million, or 6.6%, from $14.1 million for 2004. The increase was mainly due to higher utility and common area maintenance charges as well as higher net rental expense and was offset by savings achieved due to the shut down of facilities in connection with the restructurings described above.

SG&A expenses for 2005 were $77.4 million, or 30.2% of revenue, a decrease of $0.9 million, or 1.2%, as compared with $78.3 million, or 27.2% of revenue, for 2004. The decrease in SG&A for the year resulted, in part, from a decrease in bad debt expense from prior by $4.5 million and a decrease in the cost of warrants issued to certain members of management by $2.6 million, partially offset by an increase in legal settlement costs of $5.4 million and an increase in legal fees of $0.8 million.

Restructuring charges and asset impairments for 2005 were $1.6 million, an increase of $1.2 million, or 350.3%, from the $0.4 million for 2004. The $1.6 million charge in 2005 represents severance costs associated with a reduction in force, contract termination costs and asset impairments related to the restructuring of our operations.

Interest expense for 2005 increased $0.2 million to $4.8 million from $4.6 million for 2004. Interest expense related to our borrowings increased over the same period in the prior year as a result of higher average interest rates under the revolving credit and senior subordinated debt facilities.

As a result of the foregoing factors, the net loss for 2005 was $49.8 million, compared with $47.8 million for 2004, a decline of $2.0 million, or 4.2%.

Net loss applicable to common stockholders was $106.9 million for 2005 as compared with $77.7 million for 2004. For 2005, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series J, K, L, M and N Preferred Stock. In 2004, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sale of the Series I and J Preferred Stock.

Changes in Internal Controls over Financial Reporting

On October 19, 2005, we reported material weaknesses as of July 2, 2005, relating to our cash applications and timeliness of financial reporting. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

During the quarter ended April 1, 2006, we completed our transition to a single cash application platform and introduced procedures that are designed to ensure timely and accurate posting of cash receipts. Management has evaluated the effectiveness of the design and operation of these new internal controls over cash applications as of July 1, 2006, and concluded that the internal controls relative to cash applications are effective to ensure that cash applications are accurately recorded, processed, summarized and reported within the requisite time periods in our financial statements.

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when all of the additional financial staff positions are filled and the staff is trained and the current surge of integration-related tasks have been completed, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Liquidity and Capital Resources

Overview

Historically, we have financed our operations and have met our capital requirements primarily through a combination of private and public issuances of equity securities, bank borrowings and cash generated from operations. After giving effect to the CD&L acquisition and related transactions, we had $78 million in outstanding senior notes. We believe that, barring any unforeseen changes, our existing cash will be sufficient to fund our operations, capital expenditures and provide adequate working capital through the end of the fiscal year 2007.

Operating Activities, Investing Activities & Financing Activities

During the year ended July 1, 2006, the net decrease in year end cash was $4.2 million compared to a net increase of $4.6 million during the year ended July 2, 2005. As reported in our consolidated statements of cash flows, the (decrease) increase in cash during the years ended July 1, 2006 and July 2, 2005 is summarized as follows (in thousands):

	Fiscal Year Ended
	2006	2005
Net cash used in operating activities	$(9,974)	$(45,275)
Net cash used in investing activities	(976)	(1,937)
Net cash provided by financing activities	6,859	51,798

Total (decrease) increase in cash	$(4,091)	$4,586

Cash used in operations was $10.0 million for 2006. This use of funds was comprised of a net loss of $16.0 million offset by non-cash expenses of $8.7 million, and by net cash used as a result of working capital changes of $2.6 million.

Cash used in investing activities was $1.0 million for 2006 and consisted primarily of capital expenditures for our continued development and implementation of cost savings and driver efficiency technology solutions initiatives. Our major technological driver efficiency solution involved design and development of a software/hardware system. This effort is focused upon providing detailed driver scanned information for every package and driver activity performed. This data rich environment will provide critical data for use in other technology systems including driver pay calculations, customer billing, and automated routing solutions. The system will also provide for much enhanced chain-of-custody and electronic signature capture and viewing in a near real time environment. We expect to reduce our capital expenditures for this project in 2007.

Cash provided from financing activities for 2006 amounted to $6.9 million. The primary source of cash was from the issuance of preferred stock of approximately $15.0 million offset by the repayment of our revolving credit facility of approximately $7.3 million.

CD&L Transactions

In connection with the CD&L acquisition, we issued Units, consisting of the senior secured notes and warrants, and Series Q Preferred Stock. The issuance was effected as a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Senior Secured Notes

The senior secured notes were issued pursuant to the Indenture dated as of July 3, 2006 between us and Wells Fargo Bank, N.A., as trustee. The senior secured notes bear interest at an annual rate of 12%. They may be redeemed at our option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, we may also redeem up to 35% of the aggregate principal amount of the senior secured notes issued, with proceeds derived from the sale of our capital stock. We may also redeem senior secured notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the senior secured notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Holders of senior secured notes have the right to cause us to redeem, at par, up to 25% of the original principal amount of senior secured notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause us to redeem, at par, up to an additional 25% of the original principal amount of senior secured notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause us to redeem senior secured notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for our common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require us to repurchase all or any part of their senior secured notes at a price equal to 101% of the aggregate principal amount thereof.

The indenture contains restrictive covenants regarding the ability of us and our restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, we must maintain specified levels and cash, cash equivalents and qualified accounts receivable.

The senior secured notes are guaranteed by our domestic subsidiaries and are secured by a first-priority lien on collateral consisting of substantially all of our and our domestic subsidiaries’ tangible and intangible assets. The trustee is required by the Indenture to subordinate the lien securing the senior secured notes to the lien securing a working capital facility if we enter into such a facility in compliance with the terms of the Indenture. The indenture contains customary events of default.

Warrants

As part of the Units, we issued warrants to purchase an aggregate of 26,966,897 shares of our common stock at an initial exercise price of $1.45 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of our common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, we also issued warrants on July 3, 2006 to purchase 797,500 shares of our common stock to affiliates of THLPV in consideration of services provided by one or more of these parties, at an exercise price of $.01 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our directors.

Series Q Convertible Preferred Stock

Each share of our Series Q Preferred Stock is initially convertible into 9.0909 shares of our common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings. We may force holders of Series Q Preferred Stock to convert their shares if the daily weighted average market price of our common stock is equal to or greater than 200 percent of the then applicable Series Q Preferred Stock conversion price for a specified period of time, subject to specified conditions. In addition, for so long as any of these shares are outstanding, we may not enter into any equity line of credit, variable or “future-priced” resetting, self-liquidating, adjusting or conditional fund raising, or similar financing arrangements.

In addition, we also issued on July 3, 2006 an aggregate of 309,770 shares of Series Q Preferred Stock in consideration of services, determined by us to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to us.

In connection with these offerings, the investors received customary registration rights regarding the shares of common stock issuable upon exercise of the warrants and upon conversion of the Series Q Preferred Stock.

Use of Proceeds

The aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $109.5 million. Approximately $54.6 million of these proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million) and BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from acquisitions and approximately $9.6 million were used to pay CD&L’s line of credit facility. The remainder of the proceeds are available for general corporate purposes. In addition, we granted customary registration rights with respect to the shares of our common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

New Credit Facility

Currently, we are negotiating a new revolving credit facility with prospective lenders. We cannot assure you that we will be successful in entering into any such facility on commercially reasonable terms or at all.

Pre-CD&L Capital Resources

Prior to the closing of the CD&L acquisition and related transactions, we had a revolving credit facility with Bank of America/Fleet Capital Corporation and issued a senior subordinated note to BET Associates, LP. In connection with the CD&L acquisition and related transactions, this debt was repaid and the revolving credit facility was terminated.

The revolving credit facility with Bank of America/Fleet Capital Corporation allowed for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of receivables. Interest was payable monthly at a rate of prime plus 1.25% (9.75% at July 1, 2006), or, at our election, at LIBOR plus 3.25%. As of July 1, 2006, we had no borrowings under LIBOR contracts. In addition, we were required to pay a commitment fee of 0.375% on unused amounts of the total commitment. The facility was scheduled to terminate on December 31, 2006. Outstanding amounts under the revolving credit facility have been recorded as long-term debt on our consolidated balance sheet due to the credit facility being refinanced on July 3, 2006 with the senior secured notes. Our accounts receivable were pledged to secure borrowings under the revolving note. The credit agreement was amended during fiscal year 2006 to allow payments under the terms of the negotiated settlement to resolve litigation arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. and other matters and to release restricted cash in consideration for a guarantee by certain existing stockholders who received warrants and preferred stock, among other things.

The $6.0 million senior subordinated note was issued to BET Associates, LP and had a 15% per annum interest rate. It required quarterly principal payments and was due on October 31, 2007. During fiscal year 2006, the senior subordinated note was amended for various matters. The outstanding balance at July 1, 2006 has been classified as long-term debt on our consolidated balance sheet as the senior subordinated note was refinanced on July 3, 2006 by the senior secured notes.

During fiscal year 2005, we also received waivers of certain financial covenants contained in the credit agreement and the senior subordinated note that were applicable to our 2005 and 2006 fiscal years.

Exchange Rates & Inflation

Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

As of July 1, 2006, we had outstanding operating lease commitments of $15.4 million, payable over multiple years. Some of these commitments were for space that was no longer being used, which resulted in restructuring charges of $0.5 million during 2005. We have entered into subleases for some of this excess space and are in the process of attempting to sublease such space, but it is considered unlikely that any sublease income generated will offset the entire future commitment.

As of July 1, 2006, our significant future contractual obligations and their payments by fiscal year were as follows (in thousands):

	Payment Due by period							Total
Contractual Obligations	2007	2008	2009	2010		2011	Thereafter
Operating leases	$6,912	$4,197	$2,062	$1,465		$431	$365	$15,432
Capital leases	34	24	17	12		5	—	92
Debt	1,330	—	—	26,134	(1)	—	—	27,464

Total	$8,276	$4,221	$2,079	$27,611		$436	$365	$42,988

(1)	Reflects the subsequent refinancing of debt on a long-term basis.

For more information regarding operating leases, long-term debt and the line of credit, see Notes 14 and 8, respectively, of our consolidated financial statements.

Off-Balance Sheet Arrangements

As of July 1, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Peritas was formed in 2004 by MCG Global, then one of our largest investors, with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to independent contractors to service outsourced customer business endeavors. Peritas provides vehicle leases to independent contractors interested in providing outsource services to some customers on our behalf and we provide administrative services to Peritas, such as collection of vehicle rental fees from independent contractors for a fee.

In 2004, Peritas was purchased from MCG by THLPV. In 2005, Peritas entered into a $3.0 million Loan and Security Agreement with Comerica, of which 35% of the outstanding amounts due under the line were guaranteed by THLPV. As a result of borrowings under the agreement, Comerica’s outstanding debt, net of the 35% guarantee from THLPV, exceeded our variable interest in Peritas, and Comerica became the primary beneficiary to absorb a majority of Peritas expected losses. We no longer had a variable interest in Peritas that was at risk of disproportionate loss relative to its voting rights. Accordingly, Peritas was deconsolidated from our financial statements upon the completion of these transactions during fiscal year 2005. As Peritas periodically paid down the borrowings under the line with Comerica, our receivable with Peritas continued to increase. In March 2006, our variable interest in Peritas increased to an amount that exceeded the outstanding balance of outstanding under the line with Comerica, net of the 35% guarantee from THLPV, and we once again became the primary beneficiary to absorb a majority of Peritas expected losses.

For fiscal year 2006, Peritas was consolidated with our financial statements at July 1, 2006 and for the three months then ended as required by FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities”.

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

On July 3, 2005, we adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $2.3 million for the year ended July 1, 2006. Prior period amounts have not been restated. Under this modified prospective method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations in accounting for our plans.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of changes for and reporting of a change in accounting principle. Statement 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effort effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 did not have a material effect on our results of operations.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, our first fiscal quarter of 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets.

As of September 29, 2006, after giving effect to the CD&L acquisition, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $75.9 million based on an overall weighted average interest rate of 12.0% and an overall weighted maturity of 3.75 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks. As of July 1, 2006, we had approximately $20.5 million of variable rate debt. However, on July 3, 2006, this variable rate debt was paid off. Accordingly, we are not subject to any material market risk from changes in our interest expense to adverse changes in market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

Report of UHY LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Velocity Express Corporation and subsidiaries (the “Company”) as of July 1, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 1, 2006, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation as of July 3, 2005.

/s/    UHY LLP

Hartford, Connecticut

October 13, 2006

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Velocity Express Corporation and subsidiaries as of July 2, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended July 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Velocity Express Corporation and subsidiaries at July 2, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Stamford, Connecticut

October 17, 2005

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	July 1, 2006	July 2, 2005
ASSETS
Current assets:
Cash	$1,715	$5,806
Accounts receivable, net of allowance of $3,273 and $9,879 at July 1, 2006 and July 2, 2005, respectively	14,789	19,736
Accounts receivable—other	1,031	809
Prepaid workers’ compensation and auto liability insurance	1,932	3,462
Other prepaid expenses	1,167	1,983
Assets held for sale—vehicles	973	—
Other current assets	—	290

Total current assets	21,607	32,086
Property and equipment, net	6,581	9,486
Goodwill	42,830	42,830
Deferred financing costs, net	1,763	1,821
Other assets	2,872	1,133

Total assets	$75,653	$87,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,900	$18,962
Accrued insurance and claims	1,802	3,206
Accrued wages and benefits	2,755	2,623
Accrued legal and claims	4,688	7,252
Related party liabilities	1,430	2,446
Other accrued liabilities	1,247	2,721
Current portion of long-term debt	1,363	31,326

Total current liabilities	30,185	68,536
Long-term debt, less current portion	26,185	2,829
Accrued insurance and claims	2,540	4,775
Restructuring liabilities	111	354
Other long-term liabilities	1,563	433
Commitments and contingencies (see note 14)
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized, 10,321 and 8,958 shares issued and outstanding at July 1, 2006 and July 2, 2005, respectively	33,243	31,548
Common stock, $0.004 par value, 700,000 shares authorized, 16,965 and 13,065 shares issued and outstanding at July 1, 2006 and July 2, 2005, respectively	68	52
Stock subscription receivable	(7,543)	(7,543)
Additional paid-in-capital	313,489	286,896
Accumulated deficit	(324,200)	(300,553)
Accumulated other comprehensive income	12	29

Total shareholders’ equity	15,069	10,429

Total liabilities and shareholders’ equity	$75,653	$87,356

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	July 1, 2006	July 2, 2005	July 3, 2004
Revenue	$202,430	$256,662	$287,918
Cost of services	145,571	208,342	238,320

Gross profit	56,859	48,320	49,598
Operating expenses:
Occupancy	12,269	15,014	14,079
Selling, general and administrative	55,427	77,381	78,323
Restructuring charges and asset impairments	378	1,603	356

Total operating expenses	68,074	93,998	92,758

Loss from operations	(11,215)	(45,678)	(43,160)
Other income (expense):
Interest expense	(5,118)	(4,750)	(4,567)
Other	295	584	(109)

Net loss	$(16,038)	$(49,844)	$(47,836)

Net loss applicable to common shareholders	$(23,647)	$(106,869)	$(77,683)

Basic and diluted net loss per share	$(1.49)	$(21.01)	$(551.89)

Weighted average common stock shares outstanding used to compute basic and diluted net loss per share calculation	15,907	5,087	141

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 28, 2003	2,807	$24,304	2,000	$13,600	1,517	$8,308	926	$9,849	5,865	$4,377	500	$3,984
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock warrants issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	(1)
Conversion of preferred to common stock	—	—	—	—	—	—	(186)	(2,047)	(387)	(290)	(22)	(222)
Issuance of Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of debt and interest to Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series I Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series I Preferred Stock issued for fees related to senior subordinated note	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series J Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 3, 2004	2,807	24,304	2,000	13,600	1,517	8,308	740	7,802	5,478	4,087	478	3,761
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Preferred Stock	—	—	825	4,953	217	1,191	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series n Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common Stock	(2,807)	(24,304)	—	—	—	—	—	—	—	—	—	—
Conversion of Series C to Common Stock	—	—	(2,825)	(18,553)	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(1,734)	(9,499)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(740)	(7,802)	—	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	(5,478)	(4,087)	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	—	—	(478)	(3,761)
Conversion of Series I to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series J to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series K to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series L to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Reverse Common Stock Split—1 for 50
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 2, 2005	—	—	—	—	—	—	—	—	—	—	—	—
Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—
Warrants conversion	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series P Preferred Stock for services	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series M Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 1, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Series I Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series L Preferred Stock		Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	(657)	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
15,153	22,730	—	—	—	—	—	—	—	—	—	—	—	—	—	—
901	1,351	—	—	—	—	—	—	—	—	—	—	—	—	—	—
279	419	—	—	—	—	—	—	—	—	—	—	—	—	—	—
477	715	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	3,021	4,532	—	—	—	—	—	—	—	—	—	—	—	—
—	—	67	100	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

16,810	24,558	3,088	4,631	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—		—		—	(1,043)	—	(418)	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	4,912	7,368	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	9,852	14,777	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	7,000	7,000	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	6,120	22,550	—	—	—	—	—	—
—	—	—	—	—	—	—	—	98	360	—	—	—	—	—	—
—	—	—	—	—	—	—	—	196	724	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	2,544	9,375	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
(16,810)	(24,558)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	(8,000)	(11,999)	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	(9,852)	(14,777)	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	(7,000)	(7,000)	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	6,414	22,591	2,544	8,957	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	(132)	—	(43)	—	(215)	—	(774)
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	228	841	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	1,400	5,600	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,094	9,152
—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	20
—	—	—	—	—	—	—	—	(1,270)	(4,682)	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	(1,169)	(4,367)	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	(926)	(3,705)	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	$—	—	$—	—	$—	—	$—	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(continued)

(Amounts in thousands)

	Preferred Stock Warrants		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at June 28, 2003	1,042	$7,600	5,388	$22	$(38)	$65,882	$(115,375)	$(63)	$22,450
Stock option expense	—	—	—	—	—	240	—	—	240
Issuance of restricted stock	—	—	43	—	—	45	—	—	45
Common Stock warrants issued for services rendered	—	—	—	—	—	2,566	—	—	2,566
Warrant exercises	—	—	125	—	—	1	—	—	1
Offering costs	—	—	—	—	—	—	—	—	(659)
Conversion of preferred to common stock	—	—	4,859	20	—	2,539	—	—	—
Issuance of Series I Preferred Stock	—	—	—	—	—	—	—	—	22,730
Conversion of debt and interest to Series I Preferred Stock	—	—	—	—	—	—	—	—	1,351
Series I Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	419
Series I Preferred Stock issued for fees related to senior subordinated note	—	—	—	—	—	—	—	—	715
Beneficial conversion of Series I Preferred Stock	—	—	—	—	—	25,215	(25,215)	—	—
Issuance of Series J Preferred Stock	—	—	—	—	(155)	—	—	—	4,377
Series J Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	100
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	4,632	(4,632)	—	—
Payments against stock subscription receivable	—	—	—	—	93	—	—	—	93
Net loss	—	—	—	—	—	—	(47,836)	—	(47,836)
Foreign currency translation	—	—	—	—	—	—	—	(116)	(116)
Comprehensive loss	—	—	—	—	—	—	—	—	(47,952)

Balance at July 3, 2004	1,042	7,600	10,415	42	(100)	101,120	(193,058)	(179)	6,476
Stock option expense	—	—	—	—	—	156	—	—	156
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	787	—	—	787
Warrant exercises—Common Stock	—	—	1,094	4	—	7	—	—	11
Warrant exercises—Preferred Stock	(1,042)	(7,600)	—	—	—	1,466	—	—	10
Offering costs	—	—	—	—	—	—	—	—	(1,461)
Payments against stock subscription receivable	—	—	—	—	57	—	—	—	57
Additional subscription receivable	—	—	—	—	(7,500)	—	—	—	(7,500)
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	7,368
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	14,777
Issuance of Series L Preferred Stock	—	—	—	—	—	—	—	—	7,000
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	22,550
Series M Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	360
Series M Preferred Stock issued for interest PIK	—	—	—	—	—	—	(523)	—	201
Issuance of Series N Preferred Stock	—	—	—	—	—	—	—	—	9,375
Series n Preferred Stock issued for interest PIK	—	—	—	—	—	—	(102)	—	(102)
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	7,368	(7,368)	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	14,777	(14,777)	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	7,000	(7,000)	—	—
Beneficial conversion of Series M Preferred Stock	—	—	—	—	—	23,111	(23,111)	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	4,770	(4,770)	—	—
Conversion of Series B to Common Stock	—	—	24,120	96	—	24,208	—	—	—
Conversion of Series C to Common Stock	—	—	16,898	68	—	18,485	—	—	—
Conversion of Series D to Common Stock	—	—	25,518	102	—	9,397	—	—	—
Conversion of Series F to Common Stock	—	—	21,806	87	—	7,715	—	—	—
Conversion of Series G to Common Stock	—	—	6,724	27	—	4,060	—	—	—
Conversion of Series H to Common Stock	—	—	23,967	96	—	3,665	—	—	—
Conversion of Series I to Common Stock	—	—	249,160	997	—	23,561	—	—	—
Conversion of Series J to Common Stock	—	—	97,561	390	—	11,609	—	—	—
Conversion of Series K to Common Stock	—	—	106,006	424	—	14,353	—	—	—
Conversion of Series L to Common Stock	—	—	70,000	280	—	6,720	—	—	—
Reverse Common Stock Split—1 for 50			(640,204)	(2,561)		2,561			—
Net loss	—	—	—	—	—	—	(49,844)	—	(49,844)
Foreign currency translation	—	—	—	—	—	—	—	208	208
Comprehensive loss	—	—	—	—	—	—	—	—	(49,636)

Balance at July 2, 2005	—	—	13,065	52	(7,543)	286,896	(300,553)	29	10,429
Stock option and warrant expense	—	—	—	—	—	860	—	—	860
Warrants conversion	—	—	19	—	—	4	—	—	4
Warrants issued	—	—	—	—	—	4,891	—	—	4,891
Preferred Stock PIK Dividends	—	—	—	—	—	2,728	(2,626)	—	102
Offering costs	—	—	—	—	—	—	—	—	(1,164)
Issuance of Common Stock	—	—	500	2	—	1,228	—	—	1,230
Issuance of Series M Preferred Stock	—	—	—	—	—	(841)	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	—	—	—	—	5,600
Issuance of Series P Preferred Stock	—	—	—	—	—	—	—	—	9,152
Issuance of Series P Preferred Stock for services	—	—	—	—	—	—	—	—	20
Conversion of Series M Preferred to Common Stock	—	—	1,270	5	—	4,677	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	1,185	5	—	4,362	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	926	4	—	3,701	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	471	(471)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	3,262	(3,262)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	1,250	(1,250)	—	—
Net loss	—	—	—	—	—	—	(16,038)	—	(16,038)
Foreign currency translation	—	—	—	—	—	—	—	(17)	(17)
Comprehensive loss	—	—	—	—	—	—	—	—	(16,055)

Balance at July 1, 2006	—	$—	16,965	$68	$(7,543)	$313,489	$(324,200)	$12	$15,069

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	July 1, 2006	July 2, 2005	July 3, 2004
OPERATING ACTIVITIES
Net loss	$(16,038)	$(49,844)	$(47,836)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	4,250	3,517	3,817
Amortization	1,743	1,588	1,182
Stock option and warrant expense	860	155	240
Loss on non-controlling interest in a variable interest entity	1,061	—	—
Change in fair value of settlement liability	525	—	—
Provision for doubtful accounts	177	8,028	12,491
Non-cash interest expense	160	359	732
Asset impairments	74	41	—
Equity instruments issued in lieu of payment for services received	20	1,147	3,800
Gain on the sale of equipment	(146)	(185)	—
Other	—	160	—
Change in operating assets and liabilities:
Accounts receivable	4,771	(1,259)	(1,808)
Other current assets	799	(636)	2,546
Other assets	(1,739)	(718)	(118)
Accounts payable	(2,069)	(7,375)	7,092
Accrued liabilities	(4,422)	(253)	3,458

Cash used in operating activities	(9,974)	(45,275)	(14,404)
INVESTING ACTIVITIES
Proceeds from sale of equipment	243	452	—
Purchases of property and equipment	(1,299)	(2,389)	(5,369)
Other	80	—	(116)

Cash used in investing activities	(976)	(1,937)	(5,485)
FINANCING ACTIVITIES
Repayments of revolving credit agreement, net	(7,333)	(112)	(9,430)
Proceeds from notes payable and long-term debt	—	—	6,619
Payments of notes payable and long-term debt	(785)	(388)	(3,959)
Proceeds from issuance of preferred stock, net	14,977	52,230	26,307
Proceeds from issuance of common stock, net	—	11	—
Proceeds from issuance of restricted stock	—	57	45
Stock subscription receivable, net activity	—	—	(62)

Cash provided by financing activities	6,859	51,798	19,520

Net change in cash	(4,091)	4,586	(369)

Cash, beginning of year	5,806	1,220	1,589

Cash, end of year	$1,715	$5,806	$1,220

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the accounts of Peritas LLC as required by Financial Accounting Standards Board (“FASB”) Interpretation 46 [revised December 2003], “Consolidation of Variable Interest Entities” (“FIN 46R”).

Fiscal Year

The Company’s fiscal year ends the Saturday closest to June 30th. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2004 was a 53 week year, 2006 and 2005 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2006, the Company changed its estimate for prior period uncollectible accounts receivable, resulting in a benefit of $1.5 million or $0.10 per share.

Revenue Recognition

Revenue from the same-day transportation and distribution/logistics services is recognized when services are rendered to customers.

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has two customers that account for 13.3% and 10.4% of its 2006 revenues, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and other intangible assets deemed to have indefinite useful lives are no longer amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred.

The Company completed its annual goodwill impairment evaluation during 2006, and concluded that no impairment existed.

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of the Company’s debt agreements and are being amortized using the straight-line method over the terms of the related debt. Accumulated amortization of deferred financing costs was $2.9 million and $1.2 million at July 1, 2006 and July 2, 2005, respectively. Amortization included in the consolidated statement of operations as a component of interest expense was $1.7 million, $1.6 million and $1.2 million for the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004, respectively. On July 3, 2006, the remaining 0.8 million of deferred financing costs on the Company’s consolidated balance sheet were written off in conjunction with the payment of the associated debt.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At July 1, 2006, the Company had $20.5 million outstanding under its revolving credit facility with Bank of America/Fleet Capital Corporation, and $5.6 million outstanding under its senior subordinated note agreement with BET Associates, LP. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility and the senior subordinated note approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.

Income Taxes

The Company recognizes deferred income taxes for the future tax consequences associated with differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

taxable earnings. Valuation allowances are established to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated comprehensive income within the Shareholders equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year.

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

On July 3, 2005, the Company adopted SFAS 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $0.9 million for the year ended July 1, 2006. Prior period amounts have not been restated. Under this modified prospective method, the Company recorded compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation using APB 25 and related interpretations. Under APB 25, the Company recognized compensation expense based on the intrinsic value of stock options on the grant date. Substantially all stock options granted to employees have exercise prices equal to the fair market value of the Company’s common stock on the grant date. As such, the Company did not recognize compensation expense prior to July 3, 2005 related to most stock option grants.

On March 6, 2006 certain stock options awards associated with the departure of the Company’s Chief Financial Officer were modified to provide for immediate vesting. Under SFAS 123(R), this modification required the Company to re-measure the fair value of the options on the date of the modification and to immediately recognize the calculated compensation expense of $8,600. The share-based compensation expense previously recorded of $22,330 was reversed as the options had not vested.

The Company estimates the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table details the effect on net loss applicable to common shareholders and basic and diluted loss per share had compensation expense for the employee share-based awards been recorded in the years ended July 2, 2005 and July 3, 2004 based on the fair value method under SFAS 123:

	July 2, 2005	July 3, 2004
	(In thousands, except per share amounts)
Net loss applicable to common shareholders, as reported	$(106,869)	$(77,683)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	155	240
Deduct: Stock-based compensation expense determined under fair value method for all awards	(189)	(391)

Pro forma	$(106,903)	$(77,834)

Basic and diluted loss per common share:
As reported	$(21.01)	$(551.89)

Pro forma	$(21.02)	$(554.96)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of changes for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effort effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 did not have a material effect on the Company’s results of operations.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company has not determined the impact of adoption of SAB 108.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

3.	SALE OF OTTAWA, ONTARIO OPERATIONS

On April 29, 2005 the Company sold its Ottawa, Ontario operations, and certain assets, to its respective senior management for approximately $280,000 resulting in a non-cash loss of approximating $80,000. As the sale included assets which were pledged as security when the Company executed and delivered a guarantee dated January 25, 2002 to Bank of America/Fleet Capital Corporation, our Senior Lender, to guarantee the indebtedness, liabilities and obligations of certain borrowers, a partial release was required from our Senior Lender as a condition of sale. Our Senior Lender granted such partial release in contemplation of the sale, requiring that net proceeds be remitted to apply against loans outstanding under the revolving credit facility. Remittance of proceeds was made direct to our Senior Lender by the purchaser coincidental with the close of the transaction. Gross revenues for the Ottawa operation approximate $3.0 million annually and the impact on the Company’s results from operations is diminimus.

4.	RESTRUCTURING

During fiscal 2004 the Company relocated its headquarters and financial functions to Westport, Connecticut from Minnesota. The costs of relocation, employee acquisition, training and severance were recognized as period costs. At July 2, 2005 all of the severance pay liability had been satisfied.

At the end of the third quarter of fiscal 2005 Company management redefined its business model to take advantage of the Company’s strengths in service delivery its local markets. Approximately 40 operating centers were designated for closure and employee headcount was reduced by about 200. At that time, the Company recorded a charge of $602,000 related to the restructuring; mostly reflective of severance costs. During the final quarter of fiscal 2005 the Company ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments as well as $100,000 in severance, and an estimated $300,000 charge was recorded to recognize the cost of service contracts that have no future economic benefit to the Company.

During the third quarter of fiscal 2006, the Company recorded a charge of $0.3 million related to severance and benefits for approximately 120 employees, and related to revisions in its estimates of previously recorded costs and losses associated with excess facilities.

A summary of the restructuring liabilities and the activity for the years ended July 1, 2006 and July 2, 2005 is as follows (amounts in thousands):

	Restructuring Liabilities July 3, 2004	Restructuring Charges	Payments	Restructuring Liabilities July 2, 2005	Restructuring Charges	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities July 1, 2006
Employee termination benefits	$208	$703	$(391)	$520	$347	$(647)	$(59)	$161
Lease termination costs	—	559	—	559	—	(350)	57	266
Other	35	341	(65)	311	—	(180)	(41)	90

	$243	$1,603	$(456)	$1,390	$347	$(1,177)	$(43)	$517

At July 1, 2006, the Company has classified approximately $0.1 million of this restructuring liability as long-term representing lease commitments that are not due in the succeeding twelve-month period.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

5.	CONSOLIDATED FINANCIAL INTEREST ENTITY

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), as revised by FIN 46 [revised December 2003], “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first—a major customer and, subsequently—a growing market demand. This major customer’s desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas LLC (“Peritas”), a variable interest entity. It was formed by MCG Global (“MCG”), one of the Company’s largest investors with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to Independent Contractors (“ICs”) to service outsourced customer business endeavors. Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on behalf of Velocity and Velocity provides administrative services to Peritas such as collection of vehicle rental fees from independent contractors for a fee.

Velocity arranged the initial purchase of $799,000 of customer vehicles, for Peritas, with an offset against account receivable balances due from the aforementioned customer. For the fiscal year ended July 3, 2004 the Company consolidated the operations of Peritas in accordance with FIN No. 46R. Fiscal 2004 net sales were $36,000.

During August 2004, Peritas paid Velocity for the initial vehicle purchases of $799,000. Additional vehicle purchases amounting to $987,000 were subsequently made by Velocity on behalf of Peritas and repaid. Velocity also advanced cash to Peritas and paid Peritas vendors on behalf of Peritas throughout fiscal 2005. These advances exceeded amounts collected from independent contractors by Velocity on behalf of Peritas. The resulting receivable generated is deemed a variable interest in Peritas.

During November 2004, Peritas was purchased from MCG by TH Lee Putnam Ventures (“THLPV”), another of Velocity’s large investors. Peritas also entered into a $3.0 million Loan and Security Agreement with Comerica in the second quarter of fiscal 2005, of which 35% of the outstanding amounts due under the line were guaranteed by THLPV. As a result of borrowings under the new Agreement, Comerica’s outstanding debt, net of the 35% guarantee from THLPV, exceeded Velocity’s variable interest in Peritas; and Comerica became the primary beneficiary to absorb a majority of Peritas expected losses. Velocity no longer had a variable interest in Peritas that was at risk of disproportionate loss relative to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements upon the completion of these transactions during fiscal 2005.

During fiscal 2006, as Peritas periodically paid down the borrowings under the loan with Comerica, Velocity’s receivable with Peritas continued to increase. In March, 2006, Velocity’s variable interest in Peritas increased to an amount that exceeded the outstanding balance under the line with Comerica, net of the 35% guarantee from THLPV; and Velocity once again became the primary beneficiary to absorb a majority of Peritas expected losses. Accordingly, Peritas was consolidated with the Company’s financial statements at

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

July 1, 2006 and for the three months then ended. Upon consolidation, the Company recorded Peritas assets and liabilities at their historical carrying value of $1.1 million and $2.2, respectively, due to common ownership. Peritas accumulated losses of $1.1 million were recognized by the Company as an expense in the fourth quarter. Future income, if any, to the extent of such losses will be allocated to the Company before the controlling entity.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 1, 2006	July 2, 2005
	(Amounts in thousands)
Land	$194	$194
Buildings and leasehold improvements	2,146	1,942
Furniture, equipment and vehicles	6,329	6,169
Computer software	14,494	13,567

	23,163	21,872
Less accumulated depreciation	(16,582)	(12,386)

Total	$6,581	$9,486

7.	ASSETS HELD FOR SALE—VEHICLES

Vehicles held by Peritas have been classified as assets held for sale and reclassified to current assets on the consolidated balance sheet. The vehicles are being sold over a period of nine months in order to prevent a scenario in which the used vehicle market is not flooded with all of the trucks driving prices down. The loss recognized in conjunction with the write down of these vehicles to fair-value was approximately $0.1 million.

8.	DEBT

Long-term debt consists of the following:

	July 1, 2006	July 2, 2005
	(Amounts in thousands)
Revolving note	$20,547	$27,829
Senior subordinated note	5,587	5,627
Other	1,414	699

	27,548	34,155
Less current maturities	(1,363)	(31,326)

Total Long Term Debt	$26,185	$2,829

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The future maturities of long-term debt consist of the following (amounts in thousands):

	Revolving Line of Credit	Senior Subordinated Note	Other	Total
Fiscal year:
2007	$—	$—	$1,363	$1,363
2008	—	—	20	20
2009	—	—	15	15
2010	20,547	5,587	11	26,145
2011	—	—	5	5
Thereafter	—	—	—	—

	$20,547	$5,587	$1,414	$27,548

The Company maintained a revolving credit facility with Bank of America/Fleet Capital Corporation (the “Senior Lender”) that allowed for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. As of July 1, 2006 the balance borrowed under the facility equaled $20.5 million. Interest was payable monthly at a rate, which was adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25% (9.75% at July 1, 2006), or, at the Company’s election, at LIBOR plus 3.25%. As of July 1, 2006, the Company had no borrowings under LIBOR contracts. The Company was required to pay a commitment fee of 0.375% on unused amounts of the total commitment, as defined in the agreement. The Company was also required to maintain financial covenants related to capital expenditures and to maintain definitive levels of minimum availability. At July 1, 2006, there was no availability left under the revolving credit facility.

On December 7, 2005 the Company entered into the sixth amendment to the amended and restated revolving credit facility with the Senior Lender. The purpose of the amendment was to approve, and allow payments under, the terms of a negotiated settlement to resolve litigation arising from a contract entered into in 1997 between Corporate Express Delivery Systems, Inc. and Mobile Information Systems, Inc. (“MIS”). See footnote 14, Commitments and Contingencies. This amendment also approved the restructure of the senior subordinated debt (discussed below) allowing for quarterly principal repayments of $100,000.

On February 17, 2006 the Company entered into the seventh amendment to the amended and restated revolving credit facility whereby the lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from two of the Company’s investors, TH Lee Putnam Ventures (“THLPV”) and Pequot Capital Management. On July 3, 2006, the Company issued to THLPV a warrant to purchase 381,334 shares of common stock as consideration for the guarantee. The warrants issued to the THLPV have a term of 4 years, and are exercisable at $0.01 per share. The Company also issued Pequot Capital Management 41,250 shares of Series Q Convertible Preferred Stock on July 3, 2006 as consideration for the guarantee. The fair value of the warrants and preferred stock was $0.8 million which was recorded as deferred financing fees. The Company’s lender further agreed to reduce the restriction on availability to $0 upon satisfaction of additional conditions.

On June 5, 2006, the Company entered into the eighth amendment to the amended and restated credit facility whereby the lender released an additional $1.0 million of previously restricted availability after the THLPV limited guarantee was modified and amended so that the maximum amount of the THLPV limited guarantee was increased from $2.0 million to $3.0 million. The Company agreed to issue to THLPV a warrant to purchase 381,334 shares of common stock as consideration for the guarantee. The warrants issued to the THLPV have a term of 4 years, and are exercisable at $0.01 per share. The fair value of the warrant was $0.4 million which was recorded as deferred financing fees.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The facility was originally scheduled to terminate on December 31, 2006. Outstanding amounts under the revolving credit facility, as amended, have been recorded as long-term debt on the Company’s consolidated balance sheet due to the credit facility being refinanced on July 3, 2006 with 12% senior secured notes due 2010 (discussed below).

The Company also maintained a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Stock issued to the senior subordinated lender on November 26, 2003. The unamortized discount was $0.2 million at July 1, 2006, and was being amortized over the remaining term of the note. The Company also incurred fees of $0.2 million, $0.1 million of which were satisfied through the issuance of Series I Preferred Stock. These fees were recorded as deferred financing costs and were also being amortized over the life of the loan. The senior subordinated note included a requirement of quarterly principal repayments of $0.5 million beginning January 31, 2005 if agreed to by the Senior Lender. No principal payments have been made to the senior subordinated note holder under this schedule as such payments were not approved by the Senior Lender.

On December 7, 2005 the senior subordinated note was amended and restated to adjust the entire principal payment schedule to $100,000 per quarter with a lump sum final payment at the October 31, 2007 maturity date. Under the amendment, the senior subordinated note was due October 31, 2007. The outstanding balance at July 1, 2006 has been reclassified as long-term debt on the Company’s consolidated balance sheet as the senior subordinated note was refinanced on July 3, 2006 with 12% senior secured notes due 2010 (discussed below).

Substantially all of the Company’s assets were pledged to secure borrowings under the revolving credit facility and senior subordinated note. The Company was subject to certain restrictive covenants under the agreements, the more significant of which include limitations on capital asset expenditures, dividends, acquisitions, new indebtedness in excess of $0.5 million and changes in capital structure. At July 1, 2006, the Company had in place waivers of its financial debt covenants relating to its revolving credit facility and its senior subordinated debt facility. These waivers were in effect through January 1, 2007.

At July 1, 2006, the Company was not in compliance with i) certain non-financial affirmative covenants, and ii) a non-financial negative covenant under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders, and total indebtedness, respectively.

On July 3, 2006, the Company entered into a purchase agreement and Indenture pursuant to which it sold $78.2 million aggregate principal amount of 12% senior secured notes due 2010 (the “Senior Notes”) to the purchasers named therein (the “Unit Purchasers”) in a private placement transaction. The Senior Notes were sold at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the Unit Purchasers’ discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The Senior Notes were issued in units comprised of (a) $1,000 aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share. See footnote 16, Subsequent Events and Liquidity.

9.	SHAREHOLDERS’ EQUITY

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 999,515,270 shares of capital stock, consisting of 700,000,000 shares of common stock and 299,515,270 shares of preferred stock, par value $.004 per share. Of such preferred stock, we have designated 6,904,783 shares as Series M Convertible Preferred Stock; 2,544,097 shares as Series N Convertible Preferred Stock; 1,625,000 shares as Series O Convertible Preferred Stock; and 5,022,000 shares as Series P Convertible Preferred Stock.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Common stock

During fiscal 2006, the Company issued 500,000 shares of common stock as settlement for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between the company (formerly Corporate Express Delivery Systems, Inc.) and Mobile Information Systems, Inc.

During fiscal 2006, the company issued approximately 1,270,406 million, 1,169,093 million, and 926,337 million shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, and Series O Convertible Preferred Stock, respectively.

During fiscal 2006, the Company issued 7,000 shares of common stock upon the exercise of common stock warrants.

During fiscal 2005, the Company issued approximately 12,835,000 shares of common stock as a result of shareholder conversions of Series B, C, D, F, G, H, I, J, K, and L Convertible Preferred Stock in accordance with shareholder approval of Series M Convertible Preferred Stock on February 14, 2005.

During fiscal 2004, the Company issued 74,869 shares, 6,484 shares and 15,836 shares of common stock as a result of shareholder conversions of Series F Convertible Preferred Stock, Series G Convertible Preferred Stock and Series H Convertible Preferred Stock, respectively.

During fiscal 2004, the Company issued 850 shares of restricted common stock to members of the board of directors for their service to the board. The stock vested one year from the date of grant. The Company recorded a charge of approximately $44,570 in the statement of operations based on the fair market value of the common stock as determined on the date of grant using the closing price of the Company’s common stock as quoted on the NASDAQ system.

Series P Convertible Preferred Stock

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight percent per annum of the Series P Preferred stated value, payable quarterly, in cash or paid-in-kind (“PIK”) shares of Series P Preferred at the option of the Company. Effective July 3, 2006, the holders of Series P Preferred consented to reduce the dividend rate to six percent per annum. Under certain events of default, the dividend rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding Common Stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred shall rank on parity with the holders of the Company’s Series M Convertible Preferred Stock. Each of the Investors has the right, at its option at any time, to convert any shares of Series P Preferred into shares of common stock at an initial conversion price of $3.34 per share subject to certain adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the end of the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the holder 100% of the conversion price together with all accrued but unpaid dividends.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Each Investor also received an A Warrant and B Warrant, each to purchase up to 20% of the amount of Series P Preferred purchased. The exercise of the A Warrant and B Warrant were subject to the prior approval of the Company’s shareholders. The exercise price for both warrants is $4.00, subject to adjustments. Additionally, the B Warrant was only exercisable in the event that a registration statement, allowing for the sale of the Series P Preferred, was not declared effective within 270 days of closing. Because the registration statement was declared effective within 270 days, the B Warrant is no longer exercisable. The Company allocated $1.2 million of the proceeds to the warrants based on their fair values. The Company has the option to redeem both warrants in the event that the Company’s common stock maintains a closing price of at least $7.00 for twenty consecutive trading days. The Investors are also parties to a Registration Rights Agreement (the “Rights Agreement”). The Rights Agreement required the filing of a registration statement no later than 90 days after the closing date, and that it be effective within 180 days. Due to the value of the A warrant, the sale of Series P Preferred contained a beneficial conversion amounting to $1.2 million which was recognized as a deemed dividend to preferred shareholders at the time of sale and as a charge against net loss available to common shareholders.

Series O Convertible Preferred Stock

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

The Series O Preferred is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred and N Preferred, a dividend paid-in-kind at the rate of six percent per annum of the Series O Preferred stated value. Upon any liquidation, dissolution or winding up of the Company, the holders of the shares of Series O Preferred shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Convertible Preferred Stock, the Series N Convertible Preferred Stock and the Series P Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O Preferred stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior to the Series M Convertible Preferred Stock and Series N Convertible Preferred Stock from the standpoint of liquidation, the Series O Preferred also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors.

Each of the investors has the right, at its option at any time, to convert any such shares of Series O Preferred into such number of fully paid and non assessable whole shares of common stock as is obtained by multiplying the number of shares of Series O Preferred so to be converted by the Liquidation Preference per share and dividing the result by the conversion price, initially $4.00 per share (subject to certain adjustments).

Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement executed on April 28, 2005, the Company contracted to sell to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred is convertible into one share of the Company’s common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments. The proceeds were used for general working capital needs. The Series N Preferred is entitled

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

to receive a dividend paid-in-kind at the rate of six percent per annum of the Series N Preferred stated value of $3.685 per share. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Preferred shall rank senior to the holders of the Common Stock and holders of the Series O Preferred, but junior to the holders of the Series M Convertible Preferred Stock and the Series P Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N Preferred stated value plus any accrued and unpaid dividends. The approval of Investors holding at least 62.5% of the outstanding shares of the Series N Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets. Based on the pricing of the Series N Preferred, the sale of Series N Preferred contained a beneficial conversion amounting to $4.8 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

Series M Convertible Preferred Stock

On December 21, 2004, the Company executed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment was initially in the form of a convertible note which converted into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders on February 14, 2005. The proceeds were used for general working capital needs. The Series M Preferred accrues cumulative dividends paid-in-kind equal to six percent per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number or respects, including a requirement that all previously issued preferred equity be converted to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred shall rank senior to the holders of the Series N Preferred and the Series O Preferred, and on parity with the holders of the Series P Preferred and will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as liquidation for these purposes. The Company sold an additional $1,910,000 of Series M Convertible Notes (the “Additional Notes”) during January of 2005. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

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

Series Q Convertible Preferred Stock

On July 3, 2006, the Company entered into a Stock Purchase Agreement by and among the Company and certain investors named therein, pursuant to which the Company sold for cash an aggregate of 4,000,000 shares of Series Q Convertible Preferred Stock (“Series Q Preferred”) for net proceeds of $41.7 million (see footnote 16, Subsequent Events and Liquidity).

On July 3, 2006, the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred and the Series P Preferred consented to ranking junior to the Series Q Preferred in the event of any liquidation or winding up of the Company.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On August 17, 2006, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold for cash an aggregate of 500,000 shares of Series Q Convertible Preferred Stock (the “Additional Series Q Preferred Stock”) for net proceeds of $4.3 million (see footnote 16, Subsequent Events and Liquidity).

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the above-described Series M private placement, the new investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the lenders. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support for the Company, THLPV is required to notify the Company’s lenders of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the lenders agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company issued a warrant to purchase 193,552 shares of common stock to THLPV. The warrant had an estimated fair value of $2.3 million at the time issued. The term of the warrant is five years and has an exercise price of $0.005 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost and additional paid-in capital.

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

10.	EQUITY COMPENSATION PLANS

Stock Options

The Company maintains the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which it may grant equity awards to eligible persons. The Company also maintains the 1995 Stock Option Plan (the “1995 Plan”) and the 1996 Director Stock Option Plan (the “1996 Director Plan”), under which no additional options may be granted, however, the 1995 Plan and the 1996 Director Plan and all outstanding options thereunder shall remain in effect until such outstanding options have expired or been canceled. The shareholders of the Company have approved the 1995 Plan, the 1996 Director Plan,, the 2000 Plan, and the 2004 Plan.

The 2000 Plan and the 2004 Plan combined provide for the issuance of up to 5,034,000 shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Stock Option Plan, option prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Stock Option Plan, non-statutory options were granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a two-year period. The 2000 Stock Option Plan also allows for the issuance of performance shares or restricted stock. As of July 1, 2006, and July 2, 2005, there were 850 shares of restricted stock outstanding.

The Company had 4,128,487 shares available for grants under the option plans at July 1, 2006.

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the year ended July 1, 2006 was $1.92 per share. For the year ended July 1, 2006, the fair value of the warrants granted to employees was $2,139,783. Also, in the year ended July 1, 2006, the Company issued 142,333 common stock warrants to a broker in connection with costs of a prior period issue of preferred stock. The Company recorded the warrants at $896,017 which was the fair value of the services received. There were no stock options granted in 2005 and 2004.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The table below indicates the key assumptions used in the option and warrant valuation calculations for share based awards granted to employees in 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Term	1.62	Years
Volatility	170.60%
Dividend Yield	0.00%
Risk-free interest rate	4.33%
Forfeiture rate	2.89%

Term—This is the period of time over which the awards granted are expected to remain outstanding. The options and warrants issued in the year ended July 1, 2006 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

Volatility—This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatility is based on historical volatility of the Company’s common stock value and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the awards. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield—The Company has not made any dividend payments during the last five fiscal years and has no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate—This is the estimated percentage of awards granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

A summary of the status of the Company’s outstanding stock options as of July 1, 2006 and activity during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance July 3, 2005	18,163	$678.45
Granted	965,931	2.56
Expired/Forfeited	(377,481)	5.62

Options outstanding, July 1, 2006	606,613	$20.29	8.11 years	$—

Options exercisable, July 1, 2006	15,682	$688.48	4.29 years	$—

As of July 1, 2006 there was $2.9 million of total unrecognized compensation cost related to stock options.

There were no exercises of stock options during the three years ended July 1, 2006.

During fiscal 2003, the Company issued 480,750 incentive stock options to employees in consideration for the employees entering into non-compete agreements. The fair value of these stock options amounted to

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

approximately $382,000 and was recognized as expense in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2005 and 2004 related to these stock options was $127,000 each year.

During fiscal 2002, the Company issued 150,000 non-statutory stock options to two of the its board members at 85% of the fair market value of the Company’s common stock on the date of grant. The expense associated with the options amounted to approximately $338,000 and was recognized in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2005 and 2004 related to these stock options was $28,000 and $113,000, respectively.

In the year ended July 1, 2006, the Company granted 2,715,022 common stock warrants to certain employees, contractors, and other vendors for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

A summary of the status of the Company’s common stock warrants outstanding as of July 1, 2006 and activity during the year then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance—Warrants Outstanding Beginning of Period	426,202	$9.34
Granted	1,760,921	$3.70
Exercised	(7,000)	$0.50
Forfeit/Expired	(648,083)	$6.16

Warrants outstanding, July 1, 2006	1,532,040	$4.34	4.02 years	$—

Warrants exercisable, July 1, 2006	1,286,141	$4.68	3.94 years	$—

11.	EMPLOYEE BENEFIT PLANS

Defined Contribution Retirement Plan

The Company has defined contribution retirement plans (the “Plans”). All full-time employees of the Company are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contributions for fiscal years 2006, 2005 or 2004.

12.	COMPUTATION OF LOSS PER SHARE

Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants, or convertible preferred stock were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for fiscal 2006, 2005 and 2004:

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(16,038)	$(49,844)	$(47,836)
Beneficial conversion feature for Series I Preferred	—	—	(25,215)
Beneficial conversion feature for Series J Preferred	—	(7,367)	(4,632)
Beneficial conversion feature for Series K Preferred	—	(14,777)	—
Beneficial conversion feature for Series L Preferred	—	(7,000)	—
Beneficial conversion feature for Series M Preferred	—	(23,111)	—
Beneficial conversion feature for Series N Preferred	(471)	(4,770)	—
Beneficial conversion feature for Series O Preferred	(3,262)	—	—
Beneficial conversion feature for Series P Preferred	(1,250)	—	—
Series M Preferred dividends paid-in-kind	(1,512)	—	—
Series N Preferred dividends paid-in-kind	(370)	—	—
Series O Preferred dividends paid-in-kind	(139)	—	—
Series P Preferred dividends paid-in-kind	(605)	—	—

Net loss applicable to common shareholders	$(23,647)	$(106,869)	$(77,683)

Denominator for basic and diluted loss per share Weighted average common stock shares outstanding	15,907	5,087	141

Basic and Diluted Loss Per Share	$(1.49)	$(21.01)	$(551.89)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	July 1, 2006	July 2, 2005	July 3, 2004
	(Amounts in thousands)
Stock options	1,057	18	19
Common stock warrants	2,479	207	149
Preferred stock warrants:
Series C Convertible Preferred	—	—	72
Series D Convertible Preferred	—	—	46
Convertible preferred stock:
Series B Convertible Preferred	—	—	356
Series C Convertible Preferred	—	—	176
Series D Convertible Preferred	—	—	329
Series F Convertible Preferred	—	—	364
Series G Convertible Preferred	—	—	104
Series H Convertible Preferred	—	—	370
Series I Convertible Preferred	—	—	2,314
Series J Convertible Preferred	—	—	131
Series M Convertible Preferred	5,372	2,406	—
Series N Convertible Preferred	1,375	449	—
Series O Convertible Preferred	474	—	—
Series P Convertible Preferred	3,100	—	—

	13,857	3,080	4,430

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

13.	INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (amounts in thousands):

	July 1, 2006	July 2, 2005
Deferred Income Tax Assets:
Federal net operating loss carryforward	$82,701	$71,437
Allowance for bad debt	1,244	3,754
Accrued legal fees	2,029	2,756
Accrued compensation	1,365	445
Restructure costs	165	491
Self insurance	832	1,385
Other	13	12

Total deferred income tax benefit	88,349	80,280
Deferred income tax liabilities	—	—

	88,349	80,280
Less valuation allowance	(88,349)	(80,280)

Net deferred income tax asset	$—	$—

At July 1, 2006 the Company had net operating loss carry forwards for income tax purposes of approximately $217.6 million, which expire from 2007 through 2026. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $8.1 million, $17.7 million and $17.9 million in fiscal years 2006, 2005 and 2004, respectively.

A reconciliation of the U.S. federal statutory rate to the effective rate follows:

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
US federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax benefit	0.0%	(3.3)%	(4.2)%
Non consolidated affiliates	3.5%	0.0%	0.0%
Non-deductible items	0.1%	0.1%	0.7%
Deferred income tax valuation allowance	30.4%	37.2%	37.5%

Effective tax rate	0.0%	0.0%	0.0%

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, and buildings under non-cancelable leases.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of July 1, 2006:

Year Ending June 30:
2007	$6,912
2008	4,197
2009	2,062
2010	1,465
2011	431
Thereafter	365

Total minimum payments required(1)	$15,432

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under noncancelable subleases.

Following is a schedule by years of future minimum lease payments under capital lease obligations together with present value of the net minimum lease payments as of July 1, 2006 (amounts in thousands):

Year Ending June 30:
2007	$34
2008	24
2009	17
2010	12
2011	5
Thereafter	—

Total minimum lease payments	92
Less: Amount representing interest(1)	(8)

Present value of net minimum lease payments(2)	$84

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the lease.
(2)	Reflected in the balance sheet as current and non-current obligations under capital leases of $32 thousand, and $52 thousand, respectively.

Rent expense was $11.1 million, $16.9 million and $19.6 million during the years ended July 1, 2006, July 2, 2005 and July 3, 2004, respectively, offset by sublease rental income of $0.3 million, $0.5 million and $1.0 million, respectively.

Automobile and Workers’ Compensation Liabilities

The Company is partially self-insured for automobile, workers’ compensation and cargo claims. The Company has elected to retain a portion of expected losses through the use of deductibles. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of July 1, 2006 and July 2, 2005, the Company has deposits with its insurance carrier of $1.7 million and $3.5 million, respectively.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has established accruals for automobile and workers’ compensation liabilities, which it believes, are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has managed to fund settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts.

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of their business. The Company determined the amount of its legal accrual with respect to these matters in accordance with generally accepted accounting principles based on management’s estimate of the probable liability. In the opinion of management, none of these legal proceedings or claims is expected to have a material adverse effect upon the Company’s financial position or results of operations. However, the impact on cash flows might be material in the periods such claims are settled and paid.

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

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N. A. Ltd. Corp., (the “Plaintiffs”). The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between the company (formerly Corporate Express Delivery Systems, Inc.) and Mobile Information Systems, Inc. (“MIS”). By granting the motions, the court did resolve the liability issues and hold that Banc of America/Hancock is entitled to recover the amounts sued for.

On December 7, 2005 the parties executed a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million after an initial good faith payment of $0.3 million. In addition, on December 9, 2005, the Plaintiffs were issued 500,000 shares of the Company’s common stock, guaranteed at a $6.00 per share minimum value subject to future conditions (the “Guarantee”). The Plaintiffs also received an accelerated payment of $0.5 million of the $2.9 million settlement pursuant to conditions of the agreement related to the Company’s raise of any equity funding. The total expense related to the settlement, including legal fees was approximately $5.8 million, of which $0.1 million was expensed in the year ended July 1, 2006. The Company recorded imputed interest of $0.3 million for the year ended July 1, 2006. As part of the final settlement, the Company received waivers of financial covenants of the Company’s Amended and Restated Loan and Security Agreement with Bank of America/Fleet Capital Corporation (the “Senior Lender”), and with BET Associates, LP relative to waiver of certain financial covenants of its Subordinated Debt. At issuance of the Common Stock, the Guarantee had an estimated initial fair value of $1.8 million, which was recorded as a liability on the consolidated balance sheet. The estimated fair value of the Guarantee was determined using the December 9, 2005 closing price of the Company’s common stock trading on the NASDAQ-SCM stock market. For the year ended July 1, 2006, the Company recorded other expense on the consolidated statement of operations for the change in fair value of the Guarantee of approximately $0.5 million. The Guarantee will be

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

adjusted to its fair value on a quarterly basis, with the corresponding charge or credit to other expense or other income until the liability is settled. At July 1, 2006, the estimated fair value of the Guarantee was $2.3 million. The total accrued settlement cost approximates $3.9 million at July 1, 2006.

On August 5, 2005 the Company entered into a settlement related to actions arising from an effort, by John H. Harland Company (“Harland”), to recover from Velocity payments made by Harland to Patrick Connelly under a long-standing employment agreement between Connelly and a predecessor company to Velocity. Connelly claimed to be entitled to payments of approximately $15,000 per month during his lifetime. An order was entered in the arbitration in April 2005 directing Velocity to resume making the monthly payments. Mr. Connelly died subsequent to the arbitration ruling, thereby terminating any further obligation to make the monthly payments. Under the settlement with Harland, with an initial payment of $250,000, the Company paid $325,000 over the next eleven [11] months, for a total of $575,000.

$0.7 million of the MIS settlement commitment is reflected on the Company’s balance sheet as a component of other long-term liabilities. The remaining MIS and Harland settlement commitments are reflected on the Company’s balance sheet at July 1, 2006 as a component of current liabilities.

15.	RELATED PARTY TRANSACTIONS

Contracts and Arrangements with MCG Global, LLC

We entered into a Contractor Services Agreement (the “Agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003 as described above under “Employment Agreements, Termination of Employment and Change in Control Agreements”, which description is incorporated herein by reference, under which Vincent A. Wasik provides all services as our Chief Executive Officer. Mr. Wasik was a stockholder and our Chairman of the Board at the time the Service Agreement was entered into. The Service Agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. On January 15, 2005, the Compensation Committee modified the Service Agreement by eliminating the grant of warrants to purchase shares of our common stock. In fiscal 2006, we recorded compensation expense of $600,000 for these services.

We sublease a portion of our headquarters office space in Westport, Connecticut from MCG. The sublease agreement was approved by our Audit Committee who determined that the terms of the sublease were at market rates. We also reimburse MCG for limited use of MCG’s personnel and for office expenses.

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and our lenders in support of our revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support to us, THLPV is required to notify our lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under our credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, we issued to THLPV a warrant to purchase 193,552 shares of our common stock. The warrants had an estimated fair value of $2.3 million. The term of the warrant is five years, and the warrant has an exercise price of $0.005 per share. The fair value of the warrant was recorded as a deferred financing cost.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Reimbursement Agreement with TH Lee Putnam Ventures

Effective June 29, 2006, we entered into a reimbursement agreement (the “Reimbursement Agreement”) with THLPV. Under the terms of the Reimbursement Agreement:

(a)	The Company acknowledges its indebtedness to THLPV for: (i) costs and expenses of approximately $90,000 incurred by THLPV on behalf of the Company; (ii) an overfunding in the amount of $130,000 on a prior credit facility maintained by THLPV for the Company; (iii) merger and acquisition services rendered by THLPV to the Company; and (iv) credit enhancements provided by THLPV to the Company in the form of loan guarantees. Under the terms of the Reimbursement Agreement, the Company agreed to satisfy the obligations described above through the payment of cash in the amount of $89,551, 11,818 shares of Series Q Convertible Preferred Stock with a fair value of $130,000 and the issuance of warrants to purchase 797,500 shares of common stock at an exercise price of $0.01 per share (noted above) with a fair value of approximately $1.1 million.

(b)	The Company acknowledges an obligation to a law firm for fees and expenses aggregating $149,000 for work arranged by THLPV on behalf of the Company and the Company agreed to satisfy such obligation in cash.

Non Controlling Interest in a Variable Interest Entity

We have an agency relationship with Peritas, LLC (“Peritas”), a vehicle rental company wholly-owned by THLPV. Peritas was initially formed and owned by MCG. The founder and principal of MCG is Vincent Wasik, our Chairman of the Board and CEO. MCG established Peritas to accommodate our need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short-term ownership or management of Peritas, and Peritas was transferred to THLPV for no consideration. The business of Peritas is to rent delivery vehicles to independent contractors who perform services for us and other companies.

Capital Distribution

In 2004, the Company issued shares of Series J and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In connection therewith, THLPV issued a standby Letter of Credit guarantee of $7.5 million to support our revolving credit facility. Funding of the Series J and Series K Convertible Preferred Stock with the standby Letter of Credit guarantee was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby Letter of Credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

Grant of Warrant to Purchase Common Stock

Mr. Wasik serves as the Company’s Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG. In 2006, a warrant to purchase 245,899 shares of our common stock with a fair value of approximately $0.4 million was granted to Mr. Wasik under the 2004 Stock Incentive Plan. The warrant has an exercise price of $2.56 per share, a term of five years, and is exercisable one year subsequent to the date of grant.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

16.	SUBSEQUENT EVENTS AND LIQUIDITY

On July 3, 2006, the Company, its wholly owned subsidiary CD&L Acquisition Corp (“Merger Sub”) and CD&L, Inc. (“CD&L”), entered into an agreement and plan of merger (the “Merger Agreement”) to acquire CD&L. CD&L was another leading provider of time-definite logistics services. The Merger Agreement provided that, at the closing, following CD&L shareholder approval, Merger Sub would be merged with and into CD&L (the “Merger”), with each then-outstanding share of common stock of CD&L being converted into the right to receive $3.00 per share in cash. As a result of the Merger, which closed on August 17, 2006, CD&L became a wholly owned subsidiary of the Company. Contemporaneously with the signing of the Merger Agreement, the Company:

•	sold 75,000 units, each of which was comprised of (a) $1,000 aggregate principal amount at maturity of 12% senior secured notes due 2010 and (b) a warrant to purchase 345 shares of common stock at an initial exercise price of $1.45 per share, subject to adjustment from time to time (the “Units”);

•	sold 4,000,000 shares of Series Q Convertible Preferred Stock, each of which was initially convertible into 9.0909 shares of common stock (the “Series Q Preferred Stock”);

•	acquired approximately 49% of CD&L’s outstanding common stock in consideration for which the Company issued 3,205 Units valued at their par value of $3.2 million, 2,465,418 shares of common stock valued at $3.2 million or $1.30 per share, equal to the closing price of common shares on the day the final terms of the transaction were agreed; and paid $19.0 million in cash, pursuant to purchase agreements entered into with the holders of certain of CD&L’s convertible debentures and convertible preferred stock;

•	repaid approximately $20.5 million of indebtedness owed to Bank of America, N.A.

•	repaid approximately $5.8 million of indebtedness owed to BET Associates, LP

At the closing of the Merger on August 17, 2006, the Company:

•	acquired the remaining 51% of CD&L’s outstanding common stock;

•	repaid approximately $9.6 million of indebtedness owed by CD&L to Bank of America, N.A.;

•	paid off approximately $1.6 million of CD&L seller-financed debt from acquisitions; and

•	paid $1.0 million to the former Chairman and Chief Executive Officer of CD&L in fulfillment the change of control provision in his employment agreement

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $109.5 million. Approximately $54.6 million of the proceeds were used to finance the CD&L acquisition, $38.5 million was used to repay CD&L and our indebtedness and $16.4 million was retained for general corporate purposes.

In addition, the Company assumed a contingent liability to make a maximum of $3.5 million in payments under the change of control provisions of the employment agreements of four former CD&L executives within 110 days of the receipt of their letters of resignation, which must be tendered before August 17, 2007, one year following the Merger closing. If incurred, these payments will be accounted for as an addition to the purchase price for CD&L.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The purchase price for CD&L was determined in negotiations with the Board of Directors of CD&L and the holders of CD&L’s Series A Convertible Preferred Stock. The $3.00 price paid for most CD&L common shares represented a 34% premium to the closing market price of CD&L common shares on June 23, the day the final terms of the transaction were agreed. We believe the acquisition of CD&L will result in several economic benefits that will support the recognition of goodwill in excess of the value of the tangible assets acquired. The determination of the value of CD&L’s tangible and intangible assets and goodwill will be determined by independent valuation experts during the 2007 fiscal year.

The combined company will have more than $440 million in annual revenues and approximately 5,500 independent contractor drivers operating from 150 locations in leading markets across the United States and Canada. As a result, the Company expects to benefit from: (1) improved customer convenience due to broader national coverage; (2) improved customer value due to the more widespread use of the Company’s proprietary track and trace and electronic signature capture technology; (3) a larger and more diverse customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial services; and (4) operational costs savings through the elimination of redundant field personnel and occupancy costs when facilities in the same geographic area are consolidated, the elimination of duplicate management and general and administrative personnel, consolidation of overlapping third party transportation costs, elimination of duplicate public company expenses and insurance coverage, and reductions in driver pay as a percentage of revenue from the centralized management of our drivers and increased customer density. There can be no assurances that our plans in their entirety can be implemented.

Cash on hand as a result of the transaction noted above plus cash generated from operations will provide sufficient liquidity to pay the Company’s obligations in the normal course of business through June 30, 2007.

Senior Secured Notes

The senior secured notes were issued pursuant to the Indenture dated as of July 3, 2006 between us and Wells Fargo Bank, N.A., as trustee. The senior secured notes bear interest at an annual rate of 12%. They may be redeemed at our option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, we may also redeem up to 35% of the aggregate principal amount of the senior secured notes issued, with proceeds derived from the sale of our capital stock. We may also redeem senior secured notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the senior secured notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Holders of senior secured notes have the right to cause us to redeem, at par, up to 25% of the original principal amount of senior secured notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause us to redeem, at par, up to an additional 25% of the original principal amount of senior secured notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause us to redeem senior secured notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for our common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require us to repurchase all or any part of their senior secured notes at a price equal to 101% of the aggregate principal amount thereof.

The indenture contains restrictive covenants regarding the ability of us and our restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, we must maintain specified levels and cash, cash equivalents and qualified accounts receivable.

The senior secured notes are guaranteed by our domestic subsidiaries and are secured by a first-priority lien on collateral consisting of substantially all of our and our domestic subsidiaries’ tangible and intangible assets. The trustee is required by the Indenture to subordinate the lien securing the senior secured notes to the lien securing a working capital facility if we enter into such a facility in compliance with the terms of the Indenture. The indenture contains customary events of default.

Warrants

As part of the Units, we issued warrants to purchase an aggregate of 26,966,897 shares of our common stock at an initial exercise price of $1.45 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of our common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, we also issued warrants on July 3, 2006 to purchase 797,500 shares of our common stock to affiliates of THLPV in consideration of services provided by one or more of these parties, at an exercise price of $0.01 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our directors.

Series Q Convertible Preferred Stock

Each share of our Series Q Preferred Stock is initially convertible into 9.0909 shares of our common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings. We may force holders of Series Q Preferred Stock to convert their shares if the daily weighted average market price of our common stock is equal to or greater than 200 percent of the then applicable Series Q Preferred Stock conversion price for a specified period of time, subject to specified conditions. In addition, for so long as any of these shares are outstanding, we may not enter into any equity line of credit, variable or “future-priced” resetting, self-liquidating, adjusting or conditional fund raising, or similar financing arrangements.

In addition, we also issued on July 3, 2006 an aggregate of 309,770 shares of Series Q Preferred Stock in consideration of services, determined by us to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to us.

In connection with these offerings, the investors received customary registration rights regarding the shares of common stock issuable upon exercise of the warrants and upon conversion of the Series Q Preferred Stock.

CD&L Series A Preferred Stock, Common Stock and Warrant Purchase Agreements

On July 3, 2006, Velocity entered into a Series A Preferred Stock and Warrant Purchase Agreement with BNP Paribas (“Paribas”) and two Series A Preferred Stock, Common Stock and Warrant Purchase Agreements with Exeter Capital Partners IV, L.P. (“Exeter IV”), one of which related to securities purchased on June 30, 2006, by Exeter IV from the United States Small Business Administration as receiver for Exeter Venture Lenders, L.P. (“Exeter I”) and one relating to CD&L’s securities held by Exeter IV prior to that date (collectively, the “Preferred Purchase Agreements”). Under the Preferred Purchase Agreements, Velocity

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

purchased the 393,701 shares of CD&L’s Preferred Stock and the 506,250 warrants from Paribas and Exeter IV and the 656,168 shares of CD&L’s common stock held by Exeter IV.

Shortly after consummations of such purchases, Velocity provided notice of conversion of the Preferred Stock, effective as of July 11, 2006, into an aggregate of 3,937,010 shares of the CD&L’s common stock, and exercised the 506,250 warrants on a cashless basis for an aggregate exercise price of $506.25, so that it received 506,075 shares. As a result, under the Preferred Purchase Agreements, Velocity acquired, in the aggregate, 5,099,253 shares of CD&L’s common stock.

CD&L Series A Convertible Subordinated Debenture Purchase Agreement

On July 3, 2006, Velocity entered into a Series A Convertible Subordinated Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with the 14 individuals who held all of CD&L’s Series A Convertible Notes in the aggregate principal amount of $4,000,000, including Mark Carlesimo, Formal General Counsel of CD&L and current General Counsel of Velocity Express.Under the Debenture Purchase Agreement, Velocity purchased the Series A Convertible Notes for an aggregate price of $12,795,276.

The Series A debenture sellers had been parties to a shareholders agreement with CD&L and the holders of the Preferred Stock under which they had a right of first refusal to acquire the Preferred Stock. As a condition to Velocity’s entry into the Debenture Purchase Agreement, the Series A debenture sellers also entered into an agreement whereby they waived those rights of first refusal in connection with Velocity’s purchase of the Preferred Stock.

Shortly after the consummation of the debenture purchase, Velocity converted the Series A debentures into an aggregate of 3,937,008 shares of CD&L’s common stock. As a result of this conversion and the Preferred Purchase Agreement, as of July 11, 2006, Velocity owned 9,036,261 shares of CD&L’s common stock, representing 49.1% of the outstanding shares of common stock.

CD&L Voting Agreements

As a condition to entering into the Merger Agreement and the Debenture Purchase Agreement, Velocity required that each of Albert W. Van Ness, Jr., Chairman and Chief Executive Officer of CD&L, William T. Brannan, President and a director of CD&L, Michael Brooks, Group Operations President and a director of CD&L, Russell Reardon, Chief Financial Officer of CD&L, Matthew J. Morahan, a director of CD&L, Vincent P. Brana (a consultant to CD&L and a former officer) and Jack McCorkell (an officer of one of CD&L subsidiaries) enter into a voting agreement. Under the voting agreement each such stockholder agreed to vote in favor of the merger and the Merger Agreement and against any action which would result in a breach of the Merger Agreement or voting agreement. The voting agreement also provides that such stockholders will vote against any extraordinary corporate transaction, sale or transfer of assets, change to the Board of Directors, change in capitalization, charter or bylaws, change to the structure or business of CD&L, or any other action which would potentially interfere, delay or adversely effect the merger or transactions contemplated thereby. The prohibition does not apply to a vote for a competing merger offer that the CD&L Board of Directors determines to be on more favorable terms than the Velocity Merger Agreement, provided that the CD&L Board of Directors recommends the stockholders do not approve the merger transaction with Velocity. The voting agreement terminated upon the effective date of the merger.

CD&L Seller-Financed Debt

Contemporaneously with the Company’s merger with CD&L, Inc., the Company was obligated under the Indenture for the Company’s 12% Senior Secured Notes to satisfy all indebtedness of CD&L. That indebtedness

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

included four promissory notes in an aggregate principal amount of approximately $1,600,000 (the “CD&L Seller Notes”) and a letter of credit issued by Bank of America for the account of CD&L in the approximate amount of $3,800,000 (the “CD&L Letter of Credit”). In addition, the Company chose to cash collateralize the CD&L Letter of Credit until it puts in place a working capital line of credit under which a replacement letter of credit would be issued.

Pre-CD&L Capital Resources

At July 1, 2006, the Company was not in compliance with i) certain non-financial affirmative covenants, and ii) a non-financial negative covenant under the revolving credit facility and its senior subordinated debt facility with respect to furnishing financial statements on a timely basis to the respective lenders, and total indebtedness, respectively. As noted above, on July 3, 2006, the revolving credit facility and the senior subordinated debt facility were paid in full.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Year ended
	July 1, 2006	July 2, 2005	July 3, 2004
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$4,689	$2,851	$2,722

The following represents a supplemental schedule of non-cash investing and financing activities:

Noncash Investing and Financing Activities:
Conversion of note to Series M Preferred	$—	$22,550	$—
Issuance of common stock to settle a law suit	1,230	—	—
Series M Preferred issued for services rendered	—	360	—
Series P Preferred issued for services rendered	20
Series M Preferred issued for PIK dividends	841	724	—
Issuance of warrants for services rendered in connection with Series M Preferred	812	—	—
Issuance of warrants for services rendered in connection with Series N Preferred	84	—	—
Issuance of warrants for services rendered in connection with Series P Preferred	208	—	—
Fixed asset purchases financed through capital leases	53	61	—
Purchases of vehicles by variable interest entity through applied credits	—	807	799
Conversion of Series B Preferred to common stock	—	24,304	—
Conversion of Series C Preferred to common stock	—	18,553	—
Conversion of Series D Preferred to common stock	—	9,499	—
Conversion of Series F Preferred to common stock	—	7,802	2,047
Conversion of Series G Preferred to common stock	—	4,087	290
Conversion of Series H Preferred to common stock	—	3,761	222
Conversion of Series I Preferred to common stock	—	24,558	—
Conversion of Series J Preferred to common stock	—	11,999	—
Conversion of Series K Preferred to common stock	—	14,777	—
Conversion of Series L Preferred to common stock	—	7,000	—
Beneficial conversion of Series I Preferred Stock	—	—	25,215
Beneficial conversion of Series J Preferred Stock	—	7,367	4,632
Beneficial conversion of Series K Preferred Stock	—	14,777	—
Beneficial conversion of Series L Preferred Stock	—	7,000	—
Beneficial conversion of Series M Preferred Stock	—	22,751	—
Beneficial conversion of Series N Preferred Stock	471	4,770	—
Beneficial conversion of Series O Preferred Stock	3,262	—	—
Beneficial conversion of Series P Preferred Stock	1,250	—	—

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended
	July 1, 2006 (1)	April 1, 2006 (2)	December 31, 2005 (3)	October 1, 2005
Revenue	$50,092	$50,476	$49,316	$52,546
Gross profit	$13,892	14,453	14,180	14,334
Loss from operations	$(4,016)	(1,830)	(2,454)	(2,914)
Net loss applicable to common shareholders	$(7,519)	(3,915)	(5,636)	(6,577)
Basic and diluted net loss per share	$(0.47)	$(0.23)	$(0.35)	$(0.47)

(1)	The quarter ended July 1, 2006 includes the results of operations for Peritas LLC as follows: revenue of $0.2 million; zero gross profit; and $0.1 million of loss from operations.
(2)	Amounts previously reported for the quarter ended April 1, 2006 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($2,387), ($4,472), and ($0.27), respectively, have been changed for adjustments primarily to reflect a $557 reversal of share based compensation expense recorded on equity securities were not outstanding for the period presented previously.
(3)	Amounts previously reported for the quarter ended December 31, 2005 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($2,669), ($5,777), and ($0.36), respectively, have been changed for adjustments primarily to reflect a $141 reversal of share based compensation expense recorded on equity securities were not outstanding for the period presented previously.

	Three Months Ended
	July 2, 2005	April 2, 2005 (5)	January 1, 2005	October 2, 2004
Revenue	$57,101	$66,137	$65,511	$67,913
Gross profit	$11,943	12,019	11,497	12,861
Loss from operations(1)(2)(3)	$(18,849)	(12,739)	(8,528)	(5,562)
Net loss applicable to common shareholders(1)(2)(3)	$(24,563)	(37,618)	(20,088)	(24,600)
Basic and diluted net loss per share(1)(2)(3)(4)	$(1.88)	$(5.49)	$(75.71)	$(109.19)

(1)	The quarter ended July 2, 2005 includes $4.9 million in increases to legal settlement reserve.
(2)	Restructuring charges and asset impairments, which included costs for severance, excess facilities, and impairment of long-lived assets were $0.9 million for the quarter ended July 2, 2005, and $0.6 million for the quarter ended April 2, 2005.
(3)	The quarter ended July 2, 2005 includes a $2.3 million adjustment to allowance for doubtful accounts.
(4)	Adjusted for 1:50 reverse stock split on February 16, 2005.
(5)	Amounts previously reported for the quarter ended April 2, 2005 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($11,456), ($36,337), and ($5.30), respectively, have been changed for adjustments primarily to reflect a $1,092 increase in the estimate of doubtful accounts and a $509 timing difference in the recording of depreciation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when all of the additional financial staff positions are filled and the staff is trained and the current surge of integration-related tasks have been completed, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Controls over Financial Reporting

On October 19, 2005, we reported material weaknesses as of July 2, 2005, relating to our cash applications. During the quarter ended April 1, 2006, we completed our transition to a single cash application platform and introduced procedures that are designed to ensure timely and accurate posting of cash receipts. Management has evaluated the effectiveness of the design and operation of these new internal controls over cash applications as of July 1, 2006, and concluded that the internal controls relative to cash applications are effective to ensure that cash applications are accurately recorded, processed, summarized and reported within the requisite time periods in our financial statements.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are as follows:

Name	Age	Position
Vincent A. Wasik	62	Chairman of the Board and Chief Executive Officer
James G. Brown	42	Director
Alex Paluch	50	Director
Richard A. Kassar	59	Director
Leslie E. Grodd	60	Director
John J. Perkins	75	Director
Mark T. Carlesimo	53	General Counsel and Secretary
Andrew B. Kronick	43	Executive Vice President, Business Development and Supply Chain Solutions
Kay Perry Durbin	46	Executive Vice President, Workforce Services
Jeffrey Hendrickson	61	President and Chief Operating Officer
Edward W. Stone	53	Chief Financial Officer

Vincent A. Wasik was appointed as our Chairman of the Board in August 2001 and was further appointed as our President and Chief Executive Officer on July 28, 2003. In 1995, Mr. Wasik co-founded MCG Global, a private equity firm sponsoring leveraged buyout acquisitions and growth capital investments and has served as Principal of MCG Global since that time. From 1988 to 1991, Mr. Wasik served as Chairman and CEO of National Car Rental System, Inc. From 1980 to 1983, he served as President and CEO of Holland America Line. Mr. Wasik currently serves as an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut.

James G. Brown was elected to our Board in July 2000. Mr. Brown is a founder and Managing Director of TH Lee Putnam Ventures, L.P., a $1 billion private equity fund focused exclusively on Internet and eCommerce companies. Previously, from 1995 to 1999, he served as a Senior Vice President and Industry Leader of GE Equity where he was responsible for strategic and financial investments in eCommerce/Internet, consumer services and media/entertainment companies. Prior to joining GE Equity, Mr. Brown worked with Lehman Brothers as a Vice President from 1994 to 1995. Before that, he served at Bain & Co., an international consulting firm, from 1992 to 1994. He began his career in the media industry, serving two years with A.C. Nielsen in research and two years with CBS Television Network in marketing. In addition to the Company, Mr. Brown is a director of HomePoint Corp., FaceTime Communications, Inc., Prescient Markets, RealPulse.com, Inc. and LN Holdings, Inc.

Alex Paluch was appointed to our Board in August 2001. Mr. Paluch is a General Partner at East River Ventures Partnership, an investment firm, which focuses in part on emerging technology-driven companies. Mr. Paluch currently serves on the board of directors of Equity Enterprises, Inc.

Richard A. Kassar was appointed to our Board in August 2002. In August 2006, Mr. Kassar was employed as Principal of GO 7 Brands. Mr. Kassar was employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company from 2002 to September 2006. From 2001 to 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From 1999 to 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, he was employed by Chock Full O’Nuts in various positions, and had served as Senior Vice President and Chief Operating Officer. Mr. Kassar also serves as a director for World Fuel Services, Inc.

Leslie E. Grodd was appointed to our Board in January 2003. A Certified Public Accountant, Mr. Grodd has been a Principal in the law firm of Blazzard, Grodd & Hasenauer, P.C., in Westport, Connecticut since 1974.

Prior to forming the law firm, Mr. Grodd was associated with the firm of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Grodd is the former chair of both the Federal Tax Committee of the Connecticut Society of Certified Public Accountants and the Executive Committee of the Tax Section of the Connecticut Bar Association.

John J. Perkins was appointed to our Board in August of 2004. Since 1984 Mr. Perkins has served as the President of International Insurance Group, Ltd. and is currently the Chairman of the Board of that company. Beginning in 1974 Mr. Perkins has also served as a Trustee of the City of Boston Retirement Fund. Between 1974 and 1984, Mr. Perkins was the President of Corroon and Black of Massachusetts. Additionally, Mr. Perkins is the President of Somerset Corporate Advisors, a financial advisory firm, and is a member of the Advisory board of Glasshouse Technologies, Aircuity, Inc., and Tuckerbrook Alternative Investments.

Jeffrey Hendrickson joined us in December 2003 as our President and Chief Operating Officer. Prior to joining us, from 2002 to 2003, Mr. Hendrickson was President and Chief Executive Officer of Sport & Health Company, a privately held company headquartered in McLean, Virginia. From 2000 to 2002, Mr. Hendrickson was the President and Chief Operating Officer of BC Harris Publishing Company, Inc. During 2000, Mr. Hendrickson served as Executive Vice President, Operations for Park N’ View, Inc. Park N’ View, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Laws in December 2000. He has also served in a senior executive capacity for such organizations as Brinks, Inc., National Car Rental System, Inc., Chase Manhattan Corporation, and Hertz Corporation.

Edward W. Stone joined us in March 2006 as our Chief Financial Officer and was our interim Secretary from May 2006 until October 2006 after the resignation of our previous Secretary. Mr. Stone has served as chief financial officer for six companies since 1984 and as a senior financial executive for three other companies. From September 2000 to August 2001, and from November 2003 to March 2006, Mr. Stone was a Principal of Long Ridge CFO Associates, providing CFO consulting services to mid-sized and early-stage companies in the software, information and manufacturing industries. From September 2001 to November 2003, he was the chief financial officer for Solucient LLC, a supplier of information to the healthcare industry. From October 1998 to August 2000, he was the chief financial officer for Executone Information Systems, Inc. and Acting chief executive officer for Executone’s Healthcare Systems division. Mr. Stone was previously Vice President, Finance for The Thomson Corporation; Chief Financial & Administrative Officer for Krueger International, a manufacturer of office furniture; Corporate Controller and then Vice President, Finance for the Searle Pharmaceuticals subsidiary of The Monsanto Company; and held senior financial positions with Time Inc. and Pfizer, Inc.

Mark T. Carlesimo has served as our General Counsel since August 2006 and as our Secretary since October 2006. From September 1997 until August 2006, Mr. Carlesimo was Vice President—General Counsel and Secretary of CD&L. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law.

Andrew B. Kronick joined us in December 2001 as our Senior Vice President of National Accounts and Logistics Services. In fiscal 2004, Mr. Kronick was named Executive Vice President, Business Development and Supply Chain Solutions. Prior to joining us, from 1999 to 2001, Mr. Kronick served as President of Veredex Logistics and was co-founder of deliverEnow.com, both technology and same-day logistics solutions companies. Prior to that, from 1995 to 1999, he served as Corporate Vice President of Sales and Marketing of Consolidated Delivery & Logistics, a national provider of time definite logistics solutions, a company of which he was a founding member.

Kay Perry Durbin joined us in February 2000 as our Director of Compensation and Benefits. In November 2001, she was named our Vice President of Compensation and Benefits. In September 2002, she was named Vice President Human Resources, and served in that capacity until August 2004 when she was named Senior Vice

President, Workforce Resources. In May 2006, Ms. Durbin was named Executive Vice President, Workforce Resources. Prior to joining us, Ms. Durbin was the Manager Compensation and Benefits for Fleetwood Retail Corporation and held HR positions with Amoco and Shell Oil.

There are no family relationships between our directors or executive officers.

Audit Committee

Our Audit Committee consists of the following individuals: Richard A. Kassar, Chairman, Leslie E. Grodd, and John J. Perkins. The Board of Directors has determined that all members of the audit committee are independent for purposes of Rule 4200(a)(15) of NASDAQ’s Marketplace Rules and Rule 10A-3(b)(1) of the Exchange Act. Each of the audit committee members is financially literate as determined by our board in its business judgment. In addition, the Board has determined that Richard A. Kassar is an “audit committee financial expert” under applicable SEC rules. The Audit Committee operates under a written charter, which was adopted on October 23, 2004. The Audit Committee met 14 times during fiscal 2006.

Nominating Committee

The Nominating Committee consists of the following individuals: Leslie E. Grodd, Chairman, John J. Perkins and James G. Brown. The Nominating Committee serves to identify and recommend individuals qualified to become members of the Board. The Nominating Committee met once during fiscal 2006.

Compensation Committee

The Compensation Committee consists of the following individuals: James G. Brown, Chairman, and Richard A. Kassar. The principal duties and responsibilities of the Compensation Committee are as follows: (i) to review and approve goals and objectives relating to the compensation of our Chief Executive Officer and, based upon a performance evaluation, to determine and approve the compensation of the Chief Executive Officer; (ii) to make recommendations to our Board of Directors on the compensation of other executive officers and on incentive compensation and equity-based plans; and (iii) to prepare reports on executive compensation to be included in our public filings with the SEC. The Compensation Committee met three times during fiscal 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of 10% or more of our common stock to file with the Securities and Exchange Commission initial reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on our review of copies of such reports received by us, or written representations from reporting persons, we believe that during fiscal 2006, our directors, executive officers and beneficial owners of 10% or more of our common stock filed all reports on a timely basis.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which applies to our directors, officers and employees. The Code of Ethics is published on our website at www.velocityexp.com under “Investor Info.” Any amendments to the Code of Ethics and waivers of the Code of Ethics for our Chief Executive Officer or Chief Financial Officer will be published on our website. You may request a copy of the Code of Ethics at no cost by writing to us at the following address: Velocity Express Corporation, One Morningside Drive North, Building B, Suite 200, Westport, CT 06880 Attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended July 1, 2006, July 2, 2005 and July 3, 2004, the aggregate compensation paid or accrued with respect to our Chief Executive Officer and up to the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of July 1, 2006 (the “Named Executive Officers”), based upon salary and bonus earned by such executive officers and individuals in fiscal 2006.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Other Annual Compensation(6)	Restricted Stock Awards	Securities Underlying Options
Vincent A. Wasik(1)	2006	$600,000	$31,855	$—	250,000
Chief Executive Officer	2005	900,000	17,287	—	—
	2004	510,000	13,965	—	—

Jeffrey Hendrickson(2)	2006	350,000	22,219	—	250,000
President and Chief Operating Officer	2005	345,192	17,287	—	—
	2004	161,538	—	—	20,000

Andrew B. Kronick(3)	2006	250,000	49,443	—	62,000
Executive Vice President, Sales	2005	300,000	—	—	—
	2004	253,077	—	—	—

Wesley C. Fredenburg(4)	2006	208,287	—	—	250,000
Former General Counsel and Secretary	2005	225,000	—	—	—
	2004	237,981	—	—	—

Daniel R. DeFazio(5)	2006	182,692	—	—	100,000
Former Chief Financial Officer	2005	204,615	—	—	—
	2004	—	—	—	—

(1)	Mr. Wasik serves as our Chief Executive Officer pursuant to an agreement between the us and MCG Global, LLC (“MCG”). See “Item 13 Certain Relationships and Related Transactions”. Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG. On December 8, 2005, a warrant to purchase 245,899 shares of our common stock was granted to Mr. Wasik under our 2004 Stock Incentive Plan for his services as our chief executive officer. The warrant has an exercise price of $2.56 per share, a term of five years, and fully vest on the one year anniversary of the date of grant. Also in 2006, options to purchase 4,101 shares of our common stock were granted to Mr. Wasik under the 2004 Stock Incentive Plan for his service on the board of directors. The options have an exercise price of $2.56 per share, a term of ten years, and fully vest on the one year anniversary of the date of grant. For 2005, Mr. Wasik’s salary includes $300,000, which represented the fair market value on the date of grant of 81,370 shares of Series M Convertible Preferred Stock issued to Mr. Wasik for his services as our chief executive officer.

(2)	On December 8, 2005, options to purchase 250,000 shares of our common stock were granted to Mr. Hendrickson under the 2004 Stock Incentive Plan. The options have an exercise price of $2.56 per share, a term of ten years, 50% vest on the one year anniversary of the date of grant, with the remaining 50% vesting on the second anniversary of the date of grant. In 2004, a warrant to purchase 20,000 shares of our common stock was granted to Mr. Hendrickson in connection with his offer of employment. The warrant has an exercise price of $0.05 per share, a term of seven years and is immediately exercisable.

(3)	In 2006, options to purchase 50,000 shares of our common stock were granted to Mr. Kronick under the 2004 Stock Incentive Plan. The options have an exercise price of $2.56 per share, a term of ten years, 50% vest on the one year anniversary of the date of grant, with the remaining 50% vesting on the second anniversary of the date of grant. Also in 2006, a warrant to purchase 12,000 shares of our common stock was granted to Mr. Kronick under the 2004 Stock Incentive Plan. The warrant has an exercise price of $2.72 per share, a term of seven years, and is immediately exercisable.

(4)	In 2006, options to purchase 238,000 shares of our common stock were granted to Mr. Fredenburg under the 2004 Stock Incentive Plan. The options had an exercise price of $2.56 per share, a term of ten years, 50% were to vest on the one year anniversary of the date of grant, and the remaining 50% were to vest on the second anniversary of the date of grant. As a result of Mr. Fredenburg’s resignation in May 31,2006, these options were forfeited. Also in 2006, a warrant to purchase 12,000 shares of our common stock was granted to Mr. Fredenburg under the 2004 Stock Incentive Plan. The warrant has an exercise price of $2.72 per share, a term of seven years, and is immediately exercisable.

(5)	In 2006, options to purchase 100,000 shares of our common stock were granted to Mr. DeFazio under the 2004 Stock Incentive Plan. The options had an exercise price of $2.56 per share, a term of ten years, 50% were to vest on the one year anniversary of the date of grant, and the remaining 50% were to vest on the second anniversary of the date of grant. As a result of Mr. DeFazio’s departure in March, 2006, these options were forfeited. Mr. DeFazio also received a severance payment of $67,308 in fiscal 2006.

(6)	Includes health insurance premiums of $20,395, $17,287 and $13,965 for Mr. Wasik in 2006, 2005, and 2004, respectively, and health insurance premiums of $22,219 and $17,287 for Mr. Hendrickson in 2006 and 2005, respectively. Also includes disability and life insurance premiums of $11,460 for Mr. Wasik and $49,443 in commissions for Mr. Kronick in 2006.

COMPENSATION OF DIRECTORS

Cash Compensation.    For fiscal 2006, each of our independent directors were entitled to receive annual cash compensation for their respective board/committee service in accordance with the following guidelines: (i) each independent member of the board received $10,000 and the chairman, if he were independent, would have received $15,000; (ii) each independent member of the audit committee (other than the chairman) received an additional $10,000 and the chairman received an additional $15,000; and (iii) each independent member of the compensation and nominating committees (other than the chairman) received an additional $8,000 and the chairman of each of the compensation and nominating committees, to the extent he was independent, received an additional $11,000. Non-independent directors did not receive any cash compensation for their services on our board of directors.

Stock Options.    For fiscal 2006, our directors were each granted an option to purchase shares of our common stock for their respective board/committee service in accordance with the following guidelines: (i) each member of the board was granted an option to purchase 2,734 shares ($7,000 divided by $2.56, the market price of our common stock on the date of grant) and the chairman of the board was granted an option to purchase 4,101 shares ($10,500 divided by $2.56); (ii) each member of the audit committee (other than the chairman) was granted an option to purchase an additional 2,734 shares ($7,000 divided by $2.56) and the chairman of the audit committee was granted an option to purchase an additional 4,101 shares ($10,500 divided by $2.56); and (iii) each member of the compensation and nominating committees (other than the chairman) was granted an option to purchase an additional 1,562 shares ($4,000 divided by $2.56) and the chairman of each of the compensation and nominating committees was granted an option to purchase an additional 1,953 shares ($5,000 divided by $2.56).

The options have an exercise price of $2.56 per share, a term of ten years, and are exercisable one year subsequent to the date of grant.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND

CHANGE IN CONTROL AGREEMENTS

We have employment contracts and severance agreements in effect with Vincent A. Wasik, our Chairman and Chief Executive Officer, Edward W. Stone, our Chief Financial Officer, and Drew Kronick, our Executive Vice President, Business Development and Supply Chain Solutions. Our Board of Directors appointed Mr. Wasik as our Chief Executive Officer on July 28, 2003, with the understanding that we would enter into a Contractor Services Agreement with MCG for Mr. Wasik’s services as our Chief Executive Officer. On October 20, 2004, we entered into a Contractor Services Agreement with MCG, effective as of July 28, 2003 (the “Service Agreement”). Mr. Wasik is an owner and principal of MCG and was a stockholder and our Chairman of the Board at the time this Services Agreement was authorized and executed. The Service Agreement sets forth the rights and duties of both us and Mr. Wasik. Mr. Wasik’s compensation level and eligibility for salary increases, bonuses, benefits and grants of equity are to be determined by our Compensation Committee. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, we have agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to us, other than as a result of gross negligence or willful misconduct. We have also agreed to cause MCG and Mr. Wasik to be named as additional insured parties under our directors and officers liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon us to pay severance in the event the agreement is terminated by us.

We and Mr. Stone are parties to an employment agreement dated March 6, 2006, governing his employment with us. The agreement sets forth Mr. Stone’s compensation level and eligibility for salary increases, incentives, and benefits and the terms of a non-disclosure and non-competition agreement. Pursuant to the agreement, Mr. Stone’s employment is voluntary and may be terminated by us with or without written notice, or by Mr. Stone with one month’s prior written notice. The agreement is “at will” and, therefore, does not have a stated term. The employment agreement provides that a severance payment equal to 6 months of base salary (and a pro-rata portion of any bonus earned as of the date of termination) will be made if Mr. Stone’s employment is terminated by us without cause. In addition to the foregoing severance payments, we have agreed to pay or reimburse Mr. Stone for medical (COBRA) benefits for the period covered by the severance payments. In addition, Mr. Stone has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of twelve months thereafter.

We and Mr. Kronick are parties to an employment agreement dated November 28, 2001, governing his employment with us. The agreement sets forth Mr. Kronick’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans and the terms of a non-solicitation and non-competition agreement. Pursuant to the agreement, Mr. Kronick’s employment is voluntary and may be terminated by us with or without written notice, or by Mr. Kronick with two months’ prior notice. The agreement is not for a fixed period of time. If the agreement is terminated by us for reasons other than cause, we will pay Mr. Kronick an amount equal to his base salary per month at the end of each of the twelve months following the date of his termination. We may immediately terminate Mr. Kronick’s employment for cause upon written notice without any further obligation to Mr. Kronick.

We and Mr. Hendrickson were parties to an employment agreement dated December 15, 2003, governing his employment with us. The agreement set forth Mr. Hendrickson’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Hendrickson’s employment was voluntary and may have been terminated by us with or without written notice, or by Mr. Hendrickson with two months’ prior notice. The agreement was for a period of two years and, at its expiration, was not renewed. Mr. Hendrickson continues to serve as our President and Chief Operating Officer.

We and Mr. Fredenburg were parties to an employment agreement dated November 15, 2003, governing his employment with us. The agreement set forth Mr. Fredenburg’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Fredenburg’s employment was voluntary and may have been terminated by us with or without written notice, or by Mr. Fredenburg with two months’ prior notice. The agreement was for a period of two years and, at its expiration, was not renewed. Mr. Fredenburg continued to serve as our General Counsel and Secretary until May 31, 2006.

We and Mr. DeFazio were parties to an employment agreement dated March 8, 2005, governing his employment with us. The agreement with Mr. DeFazio was “at will” and, therefore, did not have a stated term, and could have been terminated by us with or without written notice, or by Mr. DeFazio with 30 days’ prior written notice. The agreement set forth Mr. DeFazio’s compensation level and eligibility for salary increases, bonuses, benefits, and option grants under stock purchase plans. The agreement also provided for Mr. DeFazio’s participation in our employee benefit programs and other benefits. Upon termination of Mr. DeFazio’s employment, we agreed to pay to Mr. DeFazio the earned but unpaid portion of his base salary through the termination date and offer Mr. DeFazio a severance option (the “Severance Option”). The Severance Option entailed: (i) paying Mr. DeFazio, as severance pay each month, for twelve consecutive months following the termination of his employment, beginning one month after termination from employment, Mr. DeFazio’s monthly base salary in effect at the time of separation, less customary withholdings; (ii) continuing to pay Mr. DeFazio’s group health and dental insurance coverage for the term of the severance payments or 12 months, whichever is greater; and (iii) causing the immediate vesting of any unvested stock options or stock grants held by Mr. DeFazio at the time of the termination of his employment. The Severance Option was conditioned on Mr. DeFazio executing our standard general release, without revocation, upon the termination of his employment, and for Mr. DeFazio to comply with a restrictive non-competition covenant for a period of twelve months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2006, the Compensation Committee of the board consisted of James G. Brown, and Richard A. Kassar. Neither Mr. Brown nor Mr. Kassar was at any time during fiscal 2006 or at any other time, an officer or employee of us or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee. Through his position as Managing Director of TH Lee Putnam Ventures, L.P., James G. Brown had relationships with us that are required to be disclosed pursuant to Item 404 of Regulation S-K. See “Certain Relationships and Related Party Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables contain certain information that has been provided to us regarding the beneficial ownership of our outstanding voting securities as of September 30, 2006 for (i) each person who is known to us to own beneficially more than five percent of each class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group.

Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, One Morningside Drive North, Building B—Suite 300, Westport, Connecticut 06880. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of September 30, 2006.

Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Owned(1)
James G. Brown(2)	23,729,158	64.1%

TH Lee Putnam Ventures(3)	23,728,938	64.1%

Longview Funds(4)	9,811,958	29.6%
Linden Capital, LP(5)	7,841,110	24.9%
Scorpion(6)	6,411,765	21.3%
Pequot(7)	6,320,977	21.3%
Context(8)	5,185,350	18.0%
Silver Oak Capital, LLC(9)	5,175,000	17.9%
Third Point(10)	4,612,418	16.3%
Exeter Capital Partners IV, L.P.(11)	3,571,143	14.4%
Selz(12)	3,693,624	13.5%
Portside Growth & Opportunity Fund(13)	3,536,250	13.0%
White Box(14)	3,450,000	12.7%
Lehman(15)	2,760,000	10.4%
Crestview Capital Master, LLC(16)	2,506,787	9.6%
Special Situations Funds(17)	1,690,586	6.7%
CAMOFI Master LDC(18)	1,462,800	5.8%
Charter Oak Partners(19)	1,400,330	5.6%
Vincent A. Wasik(20)	539,594	2.3%
Alexander I. Paluch(21)	399,332	1.7%
Jeffrey Hendrickson (22)	36,254	*
Andrew B. Kronick(23)	23,085	*
Richard A. Kassar	280	*
Leslie E. Grodd	120	*
John J. Perkins	—	—
Wesley C. Fredenburg	—	—
Daniel R. DeFazio	—	—
All directors and officers as a group (12 persons)(24)	24,755,394	66.2%

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based on 23,702,723 shares of common stock outstanding as of September 30, 2006. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock exercisable or convertible within sixty days is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.

(2)	Includes 120 restricted shares of common stock and 100 shares of common stock issuable upon exercise of options owned directly by Mr. Brown and 23,728,938 shares of common stock beneficially owned by THLPV for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Brown is 200 Madison Ave, Suite 2225, New York, NY 10016.

(3)	Consists of 10,393,879 shares of common stock, 1,058,933 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 11,235,849 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock, 1,040,277 shares of common stock issuable upon exercise of warrants. References made herein to “TH Lee Putnam Ventures” or “THLPV” includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Thomas H. Lee (formerly Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 2225, New York, NY 10016.

(4)	Consists of 5,037,105 shares of common stock issuable upon conversion of Series P Convertible Preferred Stock, 2,767,451 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock, and 1,695,902 shares of common stock issuable upon exercise of warrants owned by Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP. The address for each of the foregoing entities is 600 Montgomery Street, 44th Floor, San Francisco, CA 94111.

(5)	Consists of shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock. The address for the foregoing entity is c/o Goldman Sachs, One New York Plaza, 44th Floor, New York, NY 10004.

(6)	Consists of 3,070,906 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 388,912 shares of common stock issuable upon conversion of Series N Convertible Preferred Stock and 2,951,947 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock held by Scorpion Capital Partners, L.P. and Scorpion Acquisition, LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016. The address for Scorpion Acquisition, LLC is 200 Madison Avenue, New York, NY 10016.

(7)	Consists of 2,865,097 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock and 3,147,975 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock owned by Pequot Capital Management, Pequot Diversified Master Fund, Ltd., Pequot Mariner Master Fund, L.P., Pequot Navigator Offshore Fund, Inc., Pequot Navigator Onshore Fund, L.P. and Pequot Scout Fund. The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.

(8)	Consists of shares of common stock issuable upon exercise of warrants owned by Context Advantage Fund, LP, Context Capital Management LLC, Context Offshore Advantage Fund, Ltd. and Context Opportunistic Master Fund, L.P. The addresses for each of the foregoing are as follows: Context Advantage Fund, LP is 555 California Street, 45th Floor, San Francisco, CA 94104; Context Capital Management LLC is 12626 High Bluff Drive, Suite 440, San Diego, CA 92026; Context Offshore Advantage Fund, Ltd. is 555 California Street, 45th Floor, San Francisco, CA 94104; and Context Opportunistic Master Fund, L.P. is 60 Wall Street, 13th Floor, New York, NY 10005.

(9)	Consists of shares of common stock issuable upon exercise of warrants. The address for Silver Oak is 245 Park Avenue, 26th Floor, New York, NY 10167.

(10)	Consists of shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock owned by Third Point Offshore Fund Ltd., Third Point Partners, LP, Third Point Partners Qualified and Third Point Ultra Ltd. The address for each of the foregoing entities is 390 Park Avenue, 18th Floor, New York, NY 10022.

(11)	Consists of 2,465,418 shares of common stock and 1,105,725 shares of common stock issuable upon exercise of warrants. The address for Exeter Capital Partners is 10 East 53rd Street, 32nd Floor, New York, NY 10022.

(12)	Consists of shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock held by Bernard Selz and Selz Family Trust. The address for each of the foregoing is 600 Fifth Avenue, 25th Floor, New York, NY 10020.

(13)	Consists of shares of common stock issuable upon exercise of warrants. The address for Portside Growth & Opportunity Fund is c/o Citigroup Prime Brokerage, 390 Greenwich Street, 5th Floor, New York, NY 10022.

(14)	Consists of shares of common stock issuable upon exercise of warrants owned by Whitebox Convertible Arbitrage Partners LP, Whitebox Hedged High Yield Partners LP and Whitebox Intermarket Partners LP. The address for each of the foregoing entities is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416.

(15)	Consists of shares of common stock issuable upon exercise of warrants owned by LB I Group, Inc. The address for LB I Group, Inc. is 399 Park Avenue, 9th Floor, New York, NY 10022.

(16)	Consists of 1,814,924 shares of common stock issuable upon conversion of Series N Convertible Preferred Stock and 691,863 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock. The address for Crestview Capital Master is 95 Revere Drive, Suite A, Northbrook, IL 60062.

(17)	Consists of shares of common stock issuable upon conversion of Series M Convertible Preferred Stock owned by Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Fund III, L.P. The address for each of the foregoing entities is 153 E. 53rd Street, 55th Floor, New York, NY 10022.

(18)	Consists of shares of common stock issuable upon exercise of warrants. The address for CAMOFI Master LDC is 350 Madison Avenue, 8th Floor, New York, NY 10017.

(19)	Consists of shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock owned by Charter Oak Partners LP and Charter Oak Partners II LP. The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport, CT 06880.

(20)	Consists of: (i) 99,501 shares of common stock, 264,733 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 7,932 shares of common stock issuable upon exercise of warrants, 220 shares of common stock issuable upon exercise of options and 180 shares of restricted stock owned directly by Mr. Wasik; and (ii) 161,353 shares of common stock and 5,675 shares of common stock issuable upon exercise of warrants owned by MCG Global LLC for which Mr. Wasik disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities.

(21)	Consists of: (i) 17,912 shares of common stock, 21,140 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock and 548 shares of common stock issuable upon exercise of warrants owned directly by Mr. Paluch; (ii) 344,138 shares of common stock, 3,529 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock and 8,938 shares of common stock issuable upon exercise of warrants owned by East River Ventures II, LP for which Mr. Paluch disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities; and (iii) 2,921 shares of common stock and 207 shares of common stock issuable upon exercise of warrants owned by ERV Partners LLC for which Mr. Paluch disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities.

(22)	Consists of 16,254 shares of common stock and 20,000 shares of common stock issuable upon exercise of warrants.

(23)	Consists of 10,760 shares of common stock, 200 shares of common stock issuable upon exercise of options and 12,125 shares of common stock issuable upon exercise of warrants.

(24)	Directors and officers beneficially owned the following in the aggregate: 11055,692 shares of common stock, 700 shares of restricted common stock, 1,348,336 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 11,235,848 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock, and 1,114,818 shares of common stock issuable upon exercise of options and warrants.

Series M Convertible Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
Scorpion(2)	1,750,041	32.5%
Pequot(3)	1,605,270	29.8%
Special Situations Funds(4)	963,427	17.9%
TH Lee Putnam Ventures(5)	603,462	11.2%
James G. Brown(6)	603,462	11.2%
Vincent A. Wasik	150,866	2.8%
Alexander I. Paluch(7)	14,058	*
Richard A. Kassar	—	—
Leslie E. Grodd	—	—
John J. Perkins	—	—
Jeffrey Hendrickson	—	—
Andrew B. Kronick	—	—
Wesley C. Fredenburg	—	—
Daniel R. DeFazio	—	—
All directors and executive officers as a group (12 persons)(8)	768,386	14.3%

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based upon 5,380,200 shares of Series M Convertible Preferred Stock outstanding as of September 30, 2006. More than one person may beneficially own the same shares.

(2)	Includes 1,508,656 shares owned by Scorpion Capital Partners, L.P. and 241,385 shares owned by Scorpion Acquisition, LLC.

(3)	Includes 791,233 shares owned by Pequot Scout Fund, L.P., 469,336 shares owned by Pequot Navigator Onshore Fund, L.P. and 344,702 shares owned by Pequot Navigator Offshore Fund, Inc.

(4)	Includes 485,155 shares owned by Special Situations Private Equity Fund, L.P., 345,339 shares owned by Special Situations Fund III, L.P and 132,933 shares owned by Special Situations Cayman Fund, L.P.

(5)	Includes 332,902 shares owned by TH Lee Putnam Ventures, L.P., 243,524 shares owned by TH Lee Putnam Parallel Ventures, L.P., 19,494 shares owned by THLi Co Investment Partners, LLC, and 7,543 shares owned by Thomas H. Lee (formerly Blue Star I, LLC).

(6)	Consists of shares owned by TH Lee Putnam Ventures, for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities.

(7)	Consists of 12,047 shares owned by Mr. Paluch and 2,011 shares beneficially owned by East River Ventures II, LP, for which Mr. Paluch disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities.

(8)	Consists of 150,866 shares owned by Mr. Wasik, 12,047 shares owned by Mr. Paluch, 603,462 shares beneficially owned by THLPV, for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities, and 2,011 shares beneficially owned by East River Ventures II, LP, for which Mr. Paluch disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities.

Series N Convertible Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series N Convertible Preferred Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
Crestview Capital Master, LLC	1,034,285	67.3%
Gryphon(2)	265,959	17.3%
Scorpion	221,632	14.4%

(1)	Percentage of beneficial ownership is based on 1,536,493 shares of Series N Convertible Preferred Stock outstanding as of September 30, 2006. More than one person may be beneficially entitled to the same shares.

(2)	Includes 177,306 shares owned by Gryphon Partners, LP and 88,653 shares owned by GSSF Master Fund, LP. The address for each of the foregoing entities is 100 Crescent Court, #475, Dallas, TX 75201.

Series O Convertible Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series O Convertible Preferred Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned(1)
Gryphon(2)	402,721	78.3%
William S. Lapp(3)	80,544	15.7%
Smithfield Fiduciary, LLC(4)	27,223	5.3%

(1)	Percentage of beneficial ownership is based on 514,600 shares of Series O Convertible Preferred Stock outstanding as of September 30, 2006. More than one person may be beneficially entitled to the same shares.

(2)	Includes 268,481 shares owned by Gryphon Master Fund, L.P. and 134,240 shares owned by GSSF Master Fund, LP.

(3)	The address for Mr. Lapp is 12840 11th Avenue North, Plymouth, MN 55441.

(4)	The address for Smithfield Fiduciary, LLC is 9 West 57th St., 27th Floor, New York, NY 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

CD&L Transactions

In connection with the CD&L acquisition, we issued: (i) 78,205 Units on July 3, 2006, each of which was comprised of (a) $1,000 aggregate principal amount at maturity of 12% senior secured notes due 2010 and (b) a warrant to purchase 345 shares of our common stock at an initial exercise price of $1.45 per share, subject to adjustment from time to time; (ii) 4.5 million shares of $0.004 par value Series Q Preferred Stock, each initially convertible into 9.0909 shares of our common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings; and (iii) 2.5 million shares of our common stock.

The term of the warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of our common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, we also issued warrants on July 3, 2006 to purchase 797,500 shares of our common stock to affiliates of THLPV in consideration for prior services they provided to us, at an exercise price of $.01 per share. These warrants have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our directors.

In addition, we also issued on July 3, 2006 an aggregate of 309,770 shares of Series Q Preferred Stock in consideration for prior services provided to us, determined by us to have a fair market value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to us.

We sold Units to the following beneficial owners of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Units
Context	15,030
Silver Oak Capital, LLC	15,000
Portside Growth & Opportunity Fund	10,250
White Box	10,000
Lehman	8,000
CAMOFI Master LDC	4,240
Exeter Capital Partners IV, L.P.	3,204
Longview Funds	3,180

We sold or issued in consideration for services Series Q Convertible Preferred Stock to the following beneficial owners of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series Q
TH Lee Putnam Ventures(1)	1,205,000
Linden Capital, LP	850,000
Third Point(2)	500,000
Selz(3)	400,400
Pequot(4)	341,250
Scorpion(5)	320,000
Longview Funds	300,000
Charter Oak Partners(6)	151,800
Crestview Capital Master, LLC	75,000

(1)	Consists of 664,741 shares purchased by TH Lee Putnam Ventures, L.P., 486,272 shares purchased by TH Lee Putnam Parallel Ventures, L.P., 38,925 shares purchased by THLi Co Investment Partners, LLC and 15,062 shares purchased by Thomas H. Lee. Mr. James G. Brown, one of our directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

(2)	Consists of 355,834 shares purchased by Third Point Offshore Fund, Ltd., 61,959 shares purchased by Third Point Partners, LP, 41,533 shares purchased by Third Point Ultra Ltd., and 40,674 shares purchased by Third Point Partners Qualified LP.

(3)	Consists of 200,200 shares purchased by Bernard Selz and 200,200 shares purchased by Selz Family Trust.

(4)	Consists of 134,630 shares purchased by Pequot Scout Fund, LP, 110,817 shares purchased by Pequot Mariner Master Fund, LP, 43,895 shares purchased by Pequot Navigator Offshore Fund, Ltd., 41,250 shares purchased by Pequot Capital Management, 5,525 shares purchased by Premium Series PCC Ltd, and 5,133 shares purchased by Pequot Diversified Master Fund Ltd.

(5)	Consists of 300,000 shares purchased by Scorpion Capital Partners LP and 20,000 shares purchased by Scorpion Acquisition LLC.

(6)	Consists of 130,290 shares purchased by Charter Oak Partners LP and 21,510 shares purchased by Charter Oak Partners II LP.

We issued common stock to the following beneficial owners of 5% or more of our voting securities in consideration for CD&L common stock:

Name of Beneficial Owner	Number of Shares of Common Stock
Exeter Capital Partners	2,465,418

We issued warrants to the following beneficial owner of 5% or more of our voting securities for services provided:

Name of Beneficial Owner	Number of Shares of Common Stock
TH Lee Putnam Ventures(1)	250,000

(1)	Mr. James G. Brown, one of our directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

Reimbursement Agreement with TH Lee Putnam Ventures

We entered into a reimbursement agreement (the “Reimbursement Agreement”) with THLPV. Under the Reimbursement Agreement:

We reimbursed and paid THLPV as follows:

•	approximately $90,000 in cash to reimburse THLPV for expenses incurred on our behalf;

•	approximately $150,000 in cash to THLPV’s law firm for services rendered to us and the reasonable legal fees and expenses of THLPV regarding its investment in the Series Q Convertible Preferred Stock;

•	issuing 118,000 shares of our Series Q Preferred Stock in consideration for THLPV’s overfunding of a credit facility provided by THLPV; and

•	issuing four-year warrants to purchase approximately 800,000 shares of our common stock in consideration for merger and acquisition services in connection with the CD&L acquisition and loan guarantees.

In addition, we agreed in the Reimbursement Agreement to reimburse THLPV for future costs and expenses incurred by THLPV for services rendered for our benefit and to register the resale of the common stock issuable on conversion of the Series Q Convertible Preferred Stock and warrants referred to above at the same time as we register the securities of the other purchasers of the securities issued in connection with the CD&L acquisition and related transactions.

The Reimbursement Agreement is effective until terminated by THLPV or on the date THLPV no longer beneficially owns any of our equity securities.

Issuance of Series P Convertible Preferred Stock

On October 14, 2005, we entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of our convertible preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. Each share of Series P Preferred is convertible into one share of our common stock, and had an initial conversion price of $3.34 per share subject to certain adjustments (current conversion price is $1.23). The Series P Preferred has a term of three years (the “Term”) and is currently entitled to receive a dividend at the rate of six percent per annum of the Series P Preferred stated value, payable quarterly, in cash or shares of Series P Preferred (PIK Shares) at our option. Each Investor also received a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The exercise price for the warrant is $4.00, subject to adjustment.

We sold Series P Preferred to the following beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series P
Longview Funds(1)	2,994,012

(1)	Consists of 2,395,210 shares of purchased by Longview Fund, LP, 401,198 shares purchased by Longview Equity Fund, LP and 197,605 purchased by Longview International Equity Fund, LP.

We issued warrants to the following beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Common Stock
Longview Funds(1)	598,802

(1)	Consists of warrants to purchase 479,042 shares of common stock owned by Longview Fund, LP, warrants to purchase 80,239 shares of common stock owned by Longview Equity Fund, LP and warrants to purchase 39,521 shares of common stock owned by Longview International Equity Fund, LP.

Issuance of Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on April 28, 2005, we contracted to issue to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred is convertible into one share of our common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments. The Series N Preferred is entitled to receive a dividend at the rate of six percent per annum of the Series N stated value.

We sold Series N Preferred to the following beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series N
Scorpion Capital Partners, LP	203,528

Issuance of Series M Convertible Preferred Stock

Pursuant to Stock Purchase Agreements entered into on December 21, 2004 and January 31, 2005, we contracted to issue 6,217,096 shares of Series M Convertible Preferred Stock (“Series M Preferred”) for $3.685 per share for proceeds of $22.9 million. Of the total proceeds, approximately $22.6 million was received in cash, and $360,000 was in exchange for services performed for us. The initial conversion price of the Series M Preferred was $3.685 and, at the time the Stock Purchase Agreement was entered into, each share of Series M Preferred was convertible into one share of our common stock. The Preferred Series M Stock accrues cumulative PIK dividends equal to six percent per annum.

We sold the Series M Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of our voting securities:

Name of Beneficial Owner	Number of Shares of Series M
Pequot(1)	1,628,222
Special Situations Funds(2)	1,628,222
Scorpion(3)	1,573,948
TH Lee Putnam Ventures(4)	542,741
Vincent A. Wasik(5)	135,685
Alexander I. Paluch(6)	78,697

(1)	Consists of 789,036 shares purchased by Pequot Scout Fund, LP, 468,032 shares purchased by Pequot Navigator Onshore Fund, L.P., 343,745 shares purchased by Pequot Navigator Offshore Fund, Inc., and 27,408 shares purchased by Premium Series PCC Limited.

(2)	Consists of 814,111shares purchased by Special Situations Private Equity Fund, L.P., 610,583 shares purchased by Special Situations Fund III, L.P., and 203,528 shares purchased by Special Situations Cayman Fund, L.P.

(3)	Consists of 1,356,852 shares purchased by Scorpion Capital Partners, L.P. and 217,096 shared purchased by Scorpion Acquisition, LLC.

(4)	Consists of 299,405 shares purchased by TH Lee Putnam Ventures LP, 219020 shares purchased by TH Lee Putnam Parallel Ventures LP, 17,532 shares purchased by THLi Co Investment Partners LLC and 6,784 shares purchased by Thomas H. Lee (formerly Blue Star I, LLC). Mr. James G. Brown, one of our directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

(5)	Vincent A. Wasik is the founder and principal of MCG Global LLC and is our Chairman of the Board and CEO.

(6)	Consists of 10,855 shares purchased directly by Mr. Paluch and 67,843 shares purchased by East River Ventures II, LP. Mr. Paluch disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and our lenders in support of our revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elects to not provide further financial support to us, THLPV is required to notify our lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under our credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, we issued to THLPV a warrant to purchase 193,552 shares of our common stock. The term of the warrant is five years, and the warrant has an exercise price of $0.0001 per share. Due to the value of the warrant, we recorded $2.3 million as a deferred financing cost.

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the Senior Lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the Senior Lender acknowledged that in the event that THLPV elects to not provide further financial support for us, the maximum amount of the deposit that THLPV may be required to make shall be reduced from $1,950,000 to $1,450,000.

Contracts and Arrangements with MCG Global, LLC

We entered into a Contractor Services Agreement (the “Agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003, as described above under “Employment Agreements, Termination of Employment and Change in Control Agreements”, which description is incorporated herein by reference, under which Vincent A. Wasik provides all services as our Chief Executive Officer. Mr. Wasik was a stockholder and our Chairman of the Board at the time the Service Agreement was entered into. The Service Agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. On January 15, 2005, the Compensation Committee modified the Service Agreement by eliminating the grant of warrants to purchase shares of our common stock. In fiscal 2006, we recorded compensation expense of $600,000 for these services.

We sublease a portion of our headquarters office space in Westport Connecticut from MCG. The sublease agreement was approved by our Audit Committee who determined that the terms of the sublease were at market rates. We also reimburse MCG for limited use of MCG’s personnel and for office expenses.

Non-Controlling Interest in a Variable Interest Entity

We have an agency relationship with Peritas, LLC (“Peritas”), a vehicle rental company wholly owned by THLPV. Peritas was initially formed and owned by MCG. The founder and principal of MCG is Vincent Wasik, our Chairman of the Board and CEO. MCG established Peritas to accommodate our need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short-term ownership or management of Peritas, and Peritas was transferred to THLPV for no consideration. Peritas provides vehicle leases to independent contractors interested in providing outsource services to some customers on our behalf and we provide administrative services to Peritas, such as collection of vehicle rental fees from independent contractors for a fee. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Off-Balance Sheet Arrangements” for more information.

Capital Distribution

In 2004, we issued shares of Series J Convertible Preferred Stock and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In connection therewith, THLPV issued a standby letter of credit guarantee of

$7.5 million to support our revolving credit facility. The transaction was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby letter of credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

Equity Securities Issued for Guarantees

On February 17, 2006 we entered into the seventh amendment to the amended and restated revolving credit facility whereby the lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from THLPV and Pequot Capital Management. On July 3, 2006, we issued to THLPV a warrant to purchase 381,334 shares of our common stock as consideration for the guarantee. The warrants issued to the THLPV have a term of 4 years, and are exercisable at $0.01 per share. We also issued to Pequot Capital Management 41,250 shares of Series Q Convertible Preferred Stock on July 3, 2006 as consideration for the guarantee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed to us by UHY LLP, our independent registered public accountants, for fiscal year 2006 and by Ernst & Young LLP, our prior accountants for fiscal 2005:

	Fiscal Year
Fee	2006	2005
Audit Fees(1)	$291,326	$650,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Includes fees related to the annual audit and quarterly reviews.

UHY LLP (UHY) has a continuing relationship with UHY Advisors, Inc. (“Advisors”) whereby it leases professional personnel who are full time permanent employees of Advisors. The Advisors organization provides non-audit services. There were no non-audit services provided to us in 2006 by Advisors. As a result of UHY’s arrangement with Advisors, UHY has no full time employees, therefore, all audit services performed for us by UHY for fiscal 2006 were provided by permanent, full time employees of Advisors that were leased to UHY. UHY manages and supervises the audit engagement and the audit personnel, and is exclusively responsible for the firm’s report rendered in connection with the audit of our 2006 consolidated financial statements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by the Company’s Independent Auditors

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditors. The Audit Committee has established a policy for pre-approving the services provided by our independent auditors in accordance with the auditor independence rules of the Securities and Exchange Commission. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by the independent auditors and an annual review of the financial plan for audit fees.

To ensure that auditor independence is maintained, the Audit Committee annually pre-approves the audit services to be provided by the independent auditors and the related estimated fees for such services, as well as the nature and extent of specific types of audit-related, tax and other non-audit services to be provided by the independent auditors during the year.

As the need arises, other specific permitted services are pre-approved on a case-by-case basis during the year. A request for pre-approval of services on a case-by-case basis must be submitted by our Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management’s assessment of the impact of the service on the auditor’s independence. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent auditors.

All of the services provided by the independent auditors in fiscal 2006 were approved by the Audit Committee under its pre-approval policies.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules

II—Valuation and Qualifying Accounts—years ended July 1, 2006, July 2, 2005 and July 3, 2004.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Reference is made to the Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 13, 2006.

VELOCITY EXPRESS CORPORATION

By	/s/ VINCENT A. WASIK
Vincent A. Wasik
Chairman of the Board, Chief Executive Officer

By	/s/ EDWARD W. STONE
Edward W. Stone
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward W. Stone and Mark T. Carlesimo, or either of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board and Chief Executive Officer	October 13, 2006

/s/ EDWARD W. STONE Edward W. Stone	Chief Financial Officer	October 13, 2006

/s/ JAMES BROWN James Brown	Director	October 13, 2006

/s/ ALEX PALUCH Alex Paluch	Director	October 13, 2006

/s/ RICHARD A. KASSAR Richard A. Kassar	Director	October 13, 2006

/s/ LESLIE E. GRODD Leslie E. Grodd	Director	October 13, 2006

/s/ JOHN J PERKINS John J Perkins	Director	October 13, 2006

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2006, 2005 and 2004

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions(1)	Balance at End of Period
Accounts receivable reserves:
2006	$9,879	$177	$6,783	$3,273
2005	4,743	8,028	2,892	9,879
2004	2,300	12,491	10,048	4,743

(1)	write-off of accounts receivable determined to be uncollectible.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.4	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.6	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.8	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

Exhibit Number	Description
4.4	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.5	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.6	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.7	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.9	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.10	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.11	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.12	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.13	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

Exhibit Number	Description
10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

21.1	Subsidiaries.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.