Form 10-Q
period 2006-09-30
VELOCITY EXPRESS CORP
filed 2006-11-21
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934    YES  ☐    NO  ☒

As of November 16, 2006, there were 24,141,162 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2006

PART I.

ITEM 1. FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	September 30, 2006	July 1, 2006
ASSETS
Current assets:
Cash	$9,754	$1,715
Accounts receivable, net of allowance of $3,968 and $3,273 at September 30, 2006 and July 1, 2006, respectively	41,569	14,789
Accounts receivable - other	567	1,031
Prepaid workers’ compensation and auto liability insurance	8,898	1,932
Other prepaid expenses and other current assets	1,837	1,167

Total current assets	$62,625	20,634
Property and equipment, net	8,648	6,581
Assets held for sale	1,136	973
Goodwill	70,845	42,830
Intangible assets	30,007	—
Deferred financing costs, net	6,829	1,763
Other assets	2,200	2,872

Total assets	$182,290	$75,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,534	$16,900
Accrued insurance and claims	4,428	1,802
Accrued wages and benefits	7,059	2,755
Accrued legal and claims	6,662	4,688
Related party liabilities	—	1,430
Other accrued liabilities	8,146	1,247
Current portion of long-term debt	1,857	1,363

Total current liabilities	46,686	30,185

Long-term debt, less current portion	48,867	26,185
Accrued insurance and claims	2,742	2,540
Restructuring liabilities	53	111
Other long-term liabilities	1,522	1,563

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 13,998 and 10,321 shares issued and outstanding at September 30, 2006 and July 1, 2006, respectively	75,983	33,243
Common stock, $0.004 par value, 700,000 shares authorized 23,702 and 16,965 shares issued and outstanding at September 30, 2006 and July 1, 2006, respectively	95	68
Stock subscription receivable	(43)	(7,543)
Additional paid-in-capital	361,461	313,489
Accumulated deficit	(355,090)	(324,200)
Accumulated other comprehensive income	14	12

Total shareholders’ equity	82,420	15,069

Total liabilities and shareholders’ equity	$182,290	$75,653

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30, 2006	October 1, 2005
Revenue	$111,094	$52,546
Cost of services	83,546	38,212

Gross profit	27,548	14,334

Operating expenses:
Occupancy	4,732	2,939
Selling, general and administrative	26,076	14,309
Restructuring charges and asset impairments	1,173	—

Total operating expenses	31,981	17,248

Loss from operations	(4,433)	(2,914)

Other income (expense):
Interest expense	(6,174)	(1,096)
Other	180	513

Loss before income taxes and minority interest	(10,427)	(3,497)

Income taxes	9	—
Minority interest	367	—

Net loss	$(10,803)	$(3,497)

Net loss applicable to common shareholders	$(30,890)	$(6,577)

Basic and diluted net loss per share	$(1.42)	$(0.47)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	21,830	14,139

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2006	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398	—	$—	16,965	$68	$(7,543)	$313,489	$(324,200)	$12	$15,069

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—	—	235	—	—	235
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	28,500	—	—	28,500
Capital distribution	—	—	—	—	—	—	—	—	—	—	—	—	7,500	(7,500)	—	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	1,200	(1,200)	—	—
Offering costs	—	(47)	—	—	—	—	—	—	—	(2,187)	—	—	—	—	—	—	(2,234)
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	2,773	11	—	3,862	—	—	3,873
Issuance of Series M Preferred Stock	194	716	—	—	—	—	—	—	—	—	—	—	—	(716)	—	—	—
Issuance of Series N Preferred Stock	—	—	46	171	—	—	—	—	—	—	—	—	—	(171)	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	15	60	—	—	—	—	—	—	—	(60)	—	—	—
Issuance of Series P Preferred Stock	—	—	—	—	—	—	97	323	—	—	—	—	—	(323)	—	—	—
Issuance of Series Q Preferred Stock	—	—	—	—	—	—	—	—	4,571	45,709	—	—	—	(709)	—	—	45,000
Issuance of Series Q Preferred Stock for services	—	—	—	—	—	—	—	—	278	2,778	—	—	—	—	—	—	2,778
Conversion of Series M Preferred to Common Stock	(175)	(381)	—	—	—	—	—	—	—	—	308	1	—	379	—	—	(1)
Conversion of Series O Preferred to Common Stock	—	—	—	—	(4)	(14)	—	—	—	—	6	—	—	14	—	—	—
Conversion of Series P Preferred to Common Stock	—	—	—	—	—	—	(1,344)	(4,388)	—	—	3,650	15	—	4,374	—	—	1
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,325	(2,325)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	918	(918)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,295	(2,295)	—	—
Beneficial conversion of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	13,349	(13,349)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,803)	—	(10,803)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	2

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,801)

Balance at September 30, 2006	5,391	$18,906	1,421	$4,718	485	$1,726	1,853	$4,333	4,849	$46,300	23,702	$95	$(43)	$361,461	$(355,090)	$14	$82,420

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 30, 2006	October 1, 2005
OPERATING ACTIVITIES
Net loss	$(10,803)	$(3,497)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	2,096	1,109
Accretion of interest and amortization of debt issue costs	4,582	381
Stock option and warrant expense	235	62
Change in fair value of settlement liability	(180)	—
Provision for doubtful accounts and sales allowances	345	1,010
Asset impairments	18	—
Loss on the sale of assets	66	—
Change in operating assets and liabilities:
Accounts receivable	1,621	1,406
Other current assets	(3,544)	(1,032)
Other assets	(249)	(36)
Accounts payable	(7,039)	(1,176)
Accrued liabilities	5,163	(1,328)

Cash used in operating activities	(7,689)	(3,101)
INVESTING ACTIVITIES
Proceeds from sale of assets	76	—
Purchases of property and equipment	(298)	(86)
Acquisition of CD&L (net of cash acquired)	(53,145)	—

Cash used in investing activities	(53,367)	(86)
FINANCING ACTIVITIES
Repayments of revolving credit agreements, net	(29,918)	(5,744)
Proceeds from notes payable, net	63,596	—
Payments of notes payable and long-term debt	(7,396)	(112)
Proceeds from issuance of preferred stock, net	42,813	5,372

Cash provided by (used in) financing activities	69,095	(484)

Net change in cash	8,039	(3,671)

Cash, beginning of period	1,715	5,806

Cash, end of period	$9,754	$2,135

See notes to consolidated financial statements

1. DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations for the three months ended September 30, 2006 and October 1, 2005, and its cash flows for the three months ended September 30, 2006 and October 1, 2005 have been included. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements for the year ended July 1, 2006, and the footnotes thereto, included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission for such fiscal year. In connection with the preparation of such consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding the Company’s inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosures for inclusion in its filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

Principles of Consolidation – The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. Also included are those entities that the Company controls by ownership of a majority voting interest as well as variable interest entities for which the Company is the primary beneficiary. All inter-company balances and transactions have been eliminated in the consolidation.

On July 3, 2006, the Company entered into a merger agreement with CD&L, Inc., another leading provider of time-definite logistics services. Contemporaneously with the signing of the merger agreement, the Company acquired approximately 49% of CD&L’s outstanding common stock. Also on July 3, 2006, the Company entered into voting agreements with certain officers and directors of CD&L, whereby they agreed to vote in favor of the merger (see Note 3 – Acquisition of CD&L, Inc. and Related Transactions). As a result of the foregoing, the Company had control over a majority of CD&L’s voting shares. Consequently, the financial statements of CD&L have been consolidated with those of the Company since July 3, 2006. On August 17, 2006, the Company acquired the remaining outstanding common stock. For the period from July 3, 2006 to August 17, 2006, the Company recorded minority interest for the portion of the CD&L, Inc. voting shares not controlled. Because of the merger, period-to-period comparisons of the Company’s financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The consolidated financial statements for the quarter ended September 30, 2006 include Peritas as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities [“FIN No. 46”]. The financial statements of Peritas have not been consolidated into the Company’s financial statements for the quarter ended October 1, 2005, as the Company was not the primary beneficiary of Peritas during that time. The accompanying financial statements for the three months ended September 30, 2006 include $0.2 million in revenue and diminimus net income related to Peritas. For a description of the history of Peritas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Variable Interest Entities”.

Comprehensive Loss – Comprehensive loss was $(10.8) million and $(3.5) million for the three months ended September 30, 2006 and October 1, 2005, respectively. The difference between net loss and total comprehensive loss in the respective periods related to foreign currency translation adjustments.

New Accounting Pronouncements – In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. There was no impact on the Company’s financial statements during the first quarter of fiscal 2007 related to SAB 108.

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net (loss) per common share

	Three Months Ended
	September 30, 2006	October 1, 2005
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(10,803)	$(3,497)
Beneficial conversion feature for Series N Preferred	(2,325)	—
Beneficial conversion feature for Series O Preferred	(918)	(3,080)
Beneficial conversion feature for Series P Preferred	(2,295)	—
Beneficial conversion feature for Series Q Preferred	(13,349)	—
Series M Preferred dividends paid-in-kind	(295)	—
Series N Preferred dividends paid-in-kind	(84)	—
Series O Preferred dividends paid-in-kind	(30)	—
Series P Preferred dividends paid-in-kind	(124)	—
Series Q Preferred dividends paid-in-kind	(667)	—

Net loss applicable to common shareholders	$(30,890)	$(6,577)

Denominator for basic and diluted loss per share Weighted average common stock shares outstanding	21,830	14,139

Basic and Diluted Loss Per Share	$(1.42)	$(0.47)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. In the quarters ended September 30, 2006 and October 1, 2005, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	September 30, 2006	October 1, 2005
	(Amounts in thousands)
Stock options	1,357	18
Common stock warrants	30,032	607
Convertible preferred stock:
Series M Convertible Preferred	5,391	5,224
Series N Convertible Preferred	1,421	1,940
Series O Convertible Preferred	485	800
Series P Convertible Preferred	1,852	—
Series Q Convertible Preferred	4,849	—

	45,387	8,589

Share-Based Compensation Plans

The Company maintains the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which it may grant equity awards to eligible persons. The Company also maintains the 1995 Stock Option Plan (the “1995 Plan”) and the 1996 Director Stock Option Plan (the “1996 Director Plan”), under which no additional options may be granted, however, the 1995 Plan and the 1996 Director Plan and all outstanding options thereunder shall remain in effect until such outstanding options have expired or been canceled. The shareholders of the Company have approved the 1995 Plan, the 1996 Director Plan, the 2000 Plan, and the 2004 Plan.

The 2000 Plan and the 2004 Plan combined provide for the issuance of up to 5,034,000 shares. Options may be granted to employees, directors and consultants. The majority of the options vest annually in equal amounts over a two-year period.

The Company had 3,089,912 shares available for grants under the option plans at September 30, 2006.

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the three months ended September 30, 2006 was $1.30 per share. Expense recognized in the quarters ended September 30, 2006 and October 1, 2005 related to these stock options was $0.2 million and $0.1 million, respectively.

The table below indicates the key assumptions used in the options and warrant valuation calculations for share based awards granted to employees in the quarters ended September 30, 2006 and October 1, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	September 30, 2006	October 1, 2005
Term	3.91 years	5 years
Volatility	125.3%	127.3%
Dividend yield	0	0
Risk-free interest rate	5.13%	3.85%
Forfeiture rate	0.13%	0.00%

Term - This is the period of time over which the awards granted are expected to remain outstanding. The options and warrants issued in the three month periods ended September 30, 2006 and October 1, 2005 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2006 and activity during the three month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance - Options Outstanding at July 1, 2006	606,613	$20.29
Granted	750,000	1.40
Exercised	—	—
Expired/Forfeited	(60)	157.50

Options outstanding, September 30, 2006	1,356,553	$9.85	6.14 years	$278

Options exercisable, September 30, 2006	15,622	$690.52	3.78 years	$—

As of September 30, 2006 there was $1.5 million of total unrecognized compensation cost related to stock options. There were no exercises of stock options during the quarters ended September 30, 2006 and October 1, 2005.

During fiscal 2006, the Company granted 2,715,022 common stock warrants to certain employees, contractors, and other vendors for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

During the quarter ended September 30, 2006, the Company issued 28,500,116 common stock warrants primarily related to the CD&L acquisition and related transactions. These warrants were valued at approximately $28.5 million based on valuation from a third party valuation consultant and the use of the Black-Scholes valuation model. A summary of the status of the Company’s common stock warrants outstanding as of September 30, 2006 and activity during the three month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance - Warrants Outstanding Beginning of Period	1,532,040	$4.34
Granted	28,500,116	$1.39
Exercised	—	$—
Forfeit/Expired	(8,422)	$142.00

Warrants outstanding, September 30, 2006	30,023,734	$1.51	3.77 years	$11,279

Warrants exercisable, September 30, 2006	29,777,835	$1.53	4.00 years	$11,279

3. ACQUISITION OF CD&L, INC. AND RELATED TRANSACTIONS:

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

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $106.4 million. Approximately $53.1 million of the proceeds were used to finance the CD&L acquisition, $37.3 million was used to repay CD&L and our indebtedness and $16.0 million was retained for general corporate purposes.

In addition, the Company assumed a contingent liability to make a maximum of $3.5 million in payments under the change of control provisions of the employment agreements of four former CD&L executives within 110 days of the receipt of their letters of resignation, which must be tendered before August 17, 2007, one year following the Merger closing. On August 17, 2006, three of the four former CD&L executives submitted letters of resignation. In accordance with the change of control provisions of the applicable employment agreements, a total of $2.6 million will be paid to the three executives in December 2006 and this amount will be accounted for as an addition to the purchase price for CD&L at that time.

The purchase price for CD&L was determined in negotiations with the Board of Directors of CD&L and the holders of CD&L’s Series A Convertible Preferred Stock. The $3.00 price paid for most CD&L common shares represented a 34% premium to the closing market price of CD&L common shares on June 23, the day the final terms of the transaction were agreed. We believe the acquisition of CD&L will result in several economic benefits that will support the recognition of goodwill in excess of the value of the tangible assets acquired. The determination of the value of CD&L’s tangible and intangible assets and goodwill has been determined by independent valuation experts and included in these financial statements.

Senior Secured Notes

On July 3, 2006, the Company issued $78.2 million aggregate principal amount of 12% senior secured notes due 2010 (the “Senior Notes”) in a private placement transaction. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The Senior Notes were issued in units comprised of (a) $1,000 aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share. See Note 6 – Long-Term Debt.

Warrants

As part of the Units, the Company issued warrants to purchase an aggregate of 26,966,897 shares of Velocity common stock at an initial exercise price of $1.45 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of Velocity common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, the Company also issued warrants on July 3, 2006 to purchase 797,500 shares of Velocity common stock to affiliates of THLPV in consideration of services provided by one or more of these parties, at an exercise price of $0.01 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our directors.

Series Q Convertible Preferred Stock

In addition to the sales of Series Q Preferred Stock discussed above, the Company also issued on July 3, 2006 an aggregate of 277,770 shares of Series Q Preferred Stock in consideration of services, determined by the Company to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to Velocity. See Note 7 – Shareholders’ Equity for further discussion of the terms of the Series Q Preferred Stock.

CD&L Series A Preferred Stock, Common Stock and Warrant Purchase Agreements

On July 3, 2006, Velocity entered into a Series A Preferred Stock and Warrant Purchase Agreement with BNP Paribas (“Paribas”) and two Series A Preferred Stock, Common Stock and Warrant Purchase Agreements with Exeter Capital Partners IV, L.P. (“Exeter IV”), one of which related to securities purchased on June 30, 2006, by Exeter IV from the United States Small Business Administration as receiver for Exeter Venture Lenders, L.P. (“Exeter I”) and one relating to CD&L’s securities held by Exeter IV prior to that date (collectively, the “Preferred Purchase Agreements”). Under the Preferred Purchase Agreements, Velocity purchased the 393,701 shares of CD&L’s Series A Preferred Stock and the 506,250 warrants from Paribas and Exeter IV and the 656,168 shares of CD&L’s common stock held by Exeter IV.

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

CD&L Series A Convertible Subordinated Debenture Purchase Agreement

On July 3, 2006, Velocity entered into a Series A Convertible Subordinated Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with the 14 individuals who held all of CD&L’s Series A Convertible Notes in the aggregate principal amount of $4,000,000, including Mark Carlesimo, the former General Counsel of CD&L and the current General Counsel of Velocity Express. Under the Debenture Purchase Agreement, Velocity purchased the Series A Convertible Notes for an aggregate price of $12,795,276.

The Series A debenture sellers had been parties to a shareholders agreement with CD&L and the holders of the Series A Preferred Stock under which they had a right of first refusal to acquire the Series A Preferred Stock. As a condition to Velocity’s entry into the Debenture Purchase Agreement, the Series A debenture sellers also entered into an agreement whereby they waived those rights of first refusal in connection with Velocity’s purchase of the Series A Preferred Stock.

Shortly after the consummation of the debenture purchase, Velocity converted the Series A debentures into an aggregate of 3,937,008 shares of CD&L’s common stock. As a result of this conversion and the Preferred Purchase Agreement, as of July 11, 2006, Velocity owned 9,036,261 shares of CD&L’s common stock, representing 49.1% of the outstanding shares of common stock.

CD&L Voting Agreements

As a condition to entering into the Merger Agreement and the Debenture Purchase Agreement, Velocity required that each of Albert W. Van Ness, Jr., Chairman and Chief Executive Officer of CD&L, William T. Brannan, President and a director of CD&L, Michael Brooks, Group Operations President and a director of CD&L, Russell Reardon, Chief Financial Officer of CD&L, Matthew J. Morahan, a director of CD&L, Vincent P. Brana (a consultant to CD&L and a former officer) and Jack McCorkell (an officer of one of CD&L subsidiaries) enter into a voting agreement. Under the voting agreement each such stockholder agreed to vote in favor of the merger and the Merger Agreement and against any action which would result in a breach of the Merger Agreement or voting agreement. The voting agreement also provided that such stockholders would vote against any extraordinary corporate transaction, sale or transfer of assets, change to the Board of Directors, change in capitalization, charter or bylaws, change to the structure or business of CD&L, or any other action which would potentially interfere, delay or adversely effect the merger or transactions contemplated thereby. The prohibition did not apply to a vote for a competing merger offer that the CD&L Board of Directors determined to be on more favorable terms than the Velocity Merger Agreement, provided that the CD&L Board of Directors recommended that the stockholders not approve the merger transaction with Velocity. The voting agreement terminated upon the effective date of the merger.

CD&L Seller-Financed Debt

Contemporaneously with the Company’s merger with CD&L, Inc., the Company was obligated under the Indenture for the Company’s 12% Senior Secured Notes to satisfy all indebtedness of CD&L. That indebtedness included four promissory notes in an aggregate principal amount of approximately $1,600,000 (the “CD&L Seller Notes”) and a letter of credit issued by Bank of America for the account of CD&L in the approximate amount of $3,800,000 (the “CD&L Letter of Credit”). In addition, the Company chose to cash collateralize the CD&L Letter of Credit until it puts in place a working capital line of credit under which a replacement letter of credit would be issued.

Purchase Accounting

The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of CD&L from July 3, 2006. The Company recorded a minority interest for the portion of CD&L not controlled for the period from July 3, 2006 to August 17, 2006 when the minority interest was acquired. The combined purchase price of $63.1 million is comprised of $52.1 million in cash, 2,465,418 shares of common stock valued at $1.40 per share on July 3, 2006, 3,205 12% senior secured notes due 2010 with attached warrants (see Note 7) valued at $3.0 million, and transaction costs of $4.5 million. The purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company engaged a third party to assist with the valuation of certain acquired intangibles. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $28.0 million was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date.

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash	$543
Accounts receivable	28,745
Prepaid expenses and other current assets	3,300

Total current assets	32,588
Fixed assets	3,228
Goodwill	28,015
Intangible assets:
Customer relationships	28,900
Non compete agreements	1,900

Total intangible assets	30,800
Other assets	741

Total assets	95,372

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	20,920
Short term borrowings	9,371
Current maturities of long-term debt	542

Total current liabilities	30,833
Other liabilities	1,424

Total liabilities:	32,257

Net assets acquired	$63,115

Intangible assets recorded on the CD&L acquisition are being amortized on a straight-line basis over their estimated remaining lives. Customer relationships are amortized over thirteen years and the non-compete agreements are amortized over the life of the agreements, two years.

The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the acquisition of CD&L had been consummated on July 2, 2006 and July 3, 2005 under the purchase method of accounting (dollars in thousands, except per share amounts):

	Three Months Ended
	September 30. 2006	October 1. 2005
Revenues	$111,094	$109,681
Net loss	(10,436)	(8,358)
Basic and diluted net loss per common share:	(1.40)	(0.67)

The unaudited pro forma combined financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates presented and is not representative of the Company’s future consolidated results. The future combined Company results will not reflect the historical combined Company results of both entities. Future cost of delivery and future general and administrative expenses are expected to be lower on a combined company basis as a result of the expected integration cost savings. The net financial impact of these matters has not been reflected in the pro forma information. Achievement of any of the expected cost savings is subject to risks and uncertainties and no assurance can be given that such cost savings or synergies will be achieved.

The pro forma information does not include all liabilities that may result from the operation of CD&L’s business in conjunction with that of Velocity’s following the acquisition and all adjustments in respect of possible settlements of outstanding liabilities (other than those already included in the historical financial statements of either company), as these are not presently estimable. Therefore, the actual amounts ultimately recorded may differ materially from the information presented in the accompanying pro forma information.

4. RESTRUCTURING

During the first quarter of fiscal 2007, in connection with the integration of CD&L into Velocity, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of approximately 40 operating centers for closure. In connection with this integration plan, the Company recorded a restructuring charges of $953,000 related to severance costs, $54,000 in retention incentives and $98,000 in lease termination costs related to five facilities which closed during the three months ended September 30, 2006. In addition, a charge of $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs and losses associated with excess facilities.

Approximately $1.5 million of the liability remained accrued at September 30, 2006, which is included with current accrued liabilities.

	Restructuring Liabilities July 1, 2006	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities September 30, 2006
Employee termination benefits	$161	$1,009	$(83)	$(19)	$1,068
Lease termination costs	266	98	(111)	86	339
Other	90	—	—	—	90

	$517	$1,107	$(194)	$67	$1,497

5. PREPAID WORKERS’ COMPENSATION AND AUTO LIABILITY INSURANCE

The Company is a member of a captive insurance company (the “Captive”) with a self-insured retention of $500,000 per claim. A portion of the premium payments made to the Captive includes amounts to prepay member-specific losses and a risk-sharing layer of the Captive. If losses of a member of the Captive exhaust the funds that the member is required to pay to the Captive for a given policy year, the excess losses are shared among all other members of the Captive on a proportional basis based on member premiums. The maximum amount any member could be required to pay for any policy year is limited to approximately 150% of the amount of the annual premium. Any unused loss funds are returned to the member when the policy year has matured and is closed out. The Captive engages independent experts to value all losses. Each member is required to provide a letter of credit or a cash deposit to guarantee its potential obligations. In the past, CD&L provided a letter of credit supported by its revolving credit facility. Under the terms of the CD&L merger and the related financing transactions, the existing revolving credit facilities for both CD&L and Velocity were paid in full and terminated and the letter of credit with the Captive was replaced by cash collateral of $3,492,000. The Company has recorded this payment on its balance sheet as prepaid worker’s compensation expense.

The Company is currently in discussions with a lending institution for a new revolving credit facility and, upon closing of the new facility, intends to provide a new letter of credit to the Captive after which the Captive will return $3,492,000 in cash to the Company.

6. ASSETS HELD FOR SALE - VEHICLES

Vehicles held by Peritas have been classified as assets held for sale and reclassified to current assets on the consolidated balance sheet. The vehicles are being sold over a period of nine months in order to prevent a scenario in which the used vehicle market is not flooded with all of the trucks driving prices down. The loss recognized in conjunction with the write down of the vehicles to fair-value was less than $0.1 million.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2006	July 1, 2006
	(Amounts in thousands)
12% Senior Secured Notes	$48,821	$—
Revolving note	—	20,547
Senior subordinated note	—	5,587
Variable interest entity note	908	1,117
Other	995	297

	50,724	27,548
Less current maturities	(1,857)	(1,363)

Total Long Term Debt	$48,867	$26,185

Senior Secured Notes

On July 3, 2006, the Company issued $78.2 million aggregate principal amount of 12% senior secured notes due 2010 (the “Senior Notes”) in a private placement transaction. The Senior Notes were sold at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The

Senior Notes were issued in units comprised of (a) $1,000 aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share.

The net proceeds of $46.9 million were allocated to the Senior Notes and $26.9 million to the warrants based on their relative fair values. The Company will accrete the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method.

The Senior Notes bear interest at an annual rate of 12%. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the Senior Notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Holders of Senior Notes have the right to cause us to redeem, at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause the Company to redeem, at par, up to an additional 25% of the original principal amount of Senior Notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for Velocity common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

The indenture contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, the Company must maintain specified levels and cash, cash equivalents and qualified accounts receivable.

The Senior Notes are guaranteed by our domestic subsidiaries and are secured by a first-priority lien on collateral consisting of substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets. The trustee is required by the Indenture to subordinate the lien securing the Senior Notes to the lien securing a working capital facility if the Company enters into such a facility in compliance with the terms of the Indenture. The indenture contains customary events of default.

Comerica Loan and Security Agreement

On November 14, 2004, a loan and security agreement was entered into by and between Comerica Bank (“Comerica”) and Peritas (see Note 5 – Consolidated Financial Interest Entity). Under the terms of this agreement, Comerica agrees to make equipment advances to Peritas in an aggregate amount not to exceed (a) $1,900,000 until such time as Comerica has received satisfactory evidence from Peritas that each borrowing subsidiary of Peritas has qualified to do business in the jurisdiction(s) in which they conduct business; and (b) $3,000,000 thereafter. Peritas was entitled to request equipment advances at any time from the date of the agreement through March 19, 2005. Each equipment advance amount (a) was a minimum of $100,000 and (b) did not exceed 100% of the lesser of (i) the invoice amount or (ii) the estimated value of the vehicles at auction established pursuant to a third-party appraisal in accordance with the terms of the agreement.

Interest on the equipment advances accrues at a rate of prime plus 1% and is due on the first calendar day of each month during the term of the agreement. Any equipment advances outstanding on March 19, 2005 are payable in forty-two equal monthly installments of principal, plus all accrued interest, beginning on first business day following March 19, 2005 and continuing on the same days of each month thereafter through July 19, 2008, at which time all amounts due in connection with the equipment advances and all other amounts due under this agreement, shall be immediately due and payable. At September 30, 2006, the outstanding principal balance in connection with this agreement was $908,000 with accrued interest of $7,000.

Under the terms of the agreement, Peritas is required to maintain certain financial ratios and comply with other financial conditions. This agreement also prohibits Peritas from incurring certain additional indebtedness, limits certain investments and restricts substantial asset sales and certain distributions. As of September 30, 2006, Peritas was in compliance with the debt covenants.

Refinancing of Revolving Credit Facility

During fiscal year 2006, the Company maintained a revolving credit facility with Bank of America/Fleet Capital Corporation (the “Senior Lender”) that allowed for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. Interest was payable monthly at a rate, which was adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25%, or, at the Company’s election, at LIBOR plus 3.25%. On July 3, 2006, the credit facility was refinanced with the proceeds from the Unit offering (discussed above). In connection with the July 3, 2006 debt financing, the Company expensed at remaining unamortized finance costs of $1.7 million related to the old debt.

Refinancing of Senior Subordinated Note

The Company also maintained a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I.

The senior subordinated note was refinanced on July 3, 2006 with the proceeds from the Unit offering (discussed above). In connection with the July 3, 2006 debt refinancing, the Company expensed its remaining unamortized debt discount of $0.2 million.

8. SHAREHOLDERS’ EQUITY

Series Q Convertible Preferred Stock - On July 3, 2006, the Company entered into a Stock Purchase Agreement by and among the Company and certain investors named therein, pursuant to which the Company sold for cash an aggregate of 4,000,000 shares of Series Q Convertible Preferred Stock (“Series Q Preferred”) for net proceeds of $41.7 million. Each share of the Company’s Series Q Preferred Stock is initially convertible into 9.0909 shares of Velocity common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings. The Company may force holders of Series Q Preferred Stock to convert their shares if the daily weighted average market price of our common stock is equal to or greater than 200 percent of the then applicable Series Q Preferred Stock conversion price for a specified period of time, subject to specified conditions. In addition, for so long as any of these shares are outstanding, the Company may not enter into any equity line of credit, variable or “future-priced” resetting, self-liquidating, adjusting or conditional fund raising, or similar financing arrangements.

In addition, the Company also issued on July 3, 2006 an aggregate of 277,770 shares of Series Q Preferred Stock in consideration of services, determined by the Company to have a value of not less than

$10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to Velocity.

On August 17, 2006, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold for cash an aggregate of 500,000 shares of Series Q Convertible Preferred Stock (the “Additional Series Q Preferred Stock”) for net proceeds of $4.3 million.

In connection with these offerings, the investors received customary registration rights regarding the shares of common stock issuable upon exercise of the warrants and upon conversion of the Series Q Preferred Stock.

Capital Distribution – In 2004, the Company issued shares of Series J and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In connection therewith, THLPV issued a standby Letter of Credit guarantee of $7.5 million to support the Company’s revolving credit facility. Funding of the Series J and Series K Convertible Preferred Stock with the standby Letter of Credit guarantee was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby Letter of Credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

Amendments to Series M, N, O, P and Q Convertible Preferred Stock - On July 3, 2006, the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred and the Series P Preferred consented to ranking junior to the Series Q Preferred in the event of any liquidation or winding up of the Company. In addition, on October 19, 2006, the Registration Rights Agreements between the Company and the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred, the Series P Preferred and the Series Q Preferred were amended to clarify that liquidated damages would not accrue if, after a Registration Statement covering the registrable securities has been declared effective, the Registration Statement is not available to permit investors to resell the shares of common stock issuable upon conversion of their Preferred Stock because the Company is required to update the Registration Statement in accordance with the applicable rules and regulations of the SEC.

9. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of approximately $4.4 million for the first fiscal quarter of 2007 and had working capital of approximately $15.9 million at September 30, 2006.

Historically, the Company has financed its operations and has met its capital requirements primarily through a combination of private and public issuances of equity securities, bank borrowings and cash generated from operations. As a result of the CD&L acquisition and related transactions, the Company had $78 million in outstanding senior notes. The Company believes that, barring any unforeseen changes, its existing cash and cash expected to be generated from operations will be sufficient to fund its operations, capital expenditures and provide adequate working capital through the end of the fiscal year 2007.

On July 3, 2006, contemporaneously with the signing of the Merger Agreement, the Company:

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

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $106.4 million. Approximately $53.1 million of the proceeds were used to finance the CD&L acquisition, $37.3 million was used to repay CD&L and our indebtedness and $16.0 million was retained for general corporate purposes.

Currently, the Company is finalizing a new revolving credit facility with a major lending institution. The lender has informed the Company that its credit committee has reviewed and approved the credit. Documentation of the facility is substantially complete. The Company now intends to seek consent of the bondholders to the terms of the facility, which was anticipated in the bond indenture and requires the consent of a simple majority of the bondholders. The Company intends to use the credit facility to collateralize letters of credit and to provide additional liquidity.

10. SUBSEQUENT EVENTS

Amendment to Certificate of Incorporation

On October 20, 2006, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Incorporation with the Delaware Secretary of State. Pursuant to the Amendment, each holder of the Company’s Series N Convertible Preferred Stock (the “Series N Preferred”) and Series O Convertible Preferred Stock (the “Series O Preferred” and, together with the Series N Preferred, the “Preferred Stock”) may, upon delivering written notice to the Company, elect to limit its ability to convert its Preferred Stock, subject to certain exceptions, if such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of the Company’s common stock that would exceed 4.99% of its outstanding shares of common stock.

Material Modification to Rights of Security Holders

On October 19, 2006, the Registration Rights Agreements between the Company and the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred, the Series P Preferred and the Series Q Preferred were amended to clarify that liquidated damages would not accrue if, after a Registration Statement covering the registrable securities has been declared effective, the Registration Statement is not available to permit investors to resell the shares of common stock issuable upon conversion of their Preferred Stock because the Company is required to update the Registration Statement in accordance with the applicable rules and regulations of the SEC. This amendment permits the Company not to pay the liquidated damages that would otherwise have been due because the Company suspended the use of the existing shelf Registration Statement in connection with the Merger.

Amended Agreement with Financial Advisor

On November 7, 2006, Velocity and Meritage Capital Advisors LLC (“Meritage”) entered into a letter agreement (the “2006 Letter Agreement”), pursuant to which the Company and Meritage agreed to amend certain terms of their letter agreement dated September 1, 2005 (the “2005 Letter Agreement”). Pursuant to the 2006 Letter Agreement, the Company agreed, as consideration for the financial advisory services Meritage provided to the Company pursuant to the 2005 Letter Agreement, to (i) pay to Meritage $150,000 in cash, (ii) issue 45,000 shares of the Company’s Series Q Convertible Preferred Stock $0.004 par value per share (the “Series Q Preferred”) and (iii) reimburse Meritage for certain out-of-pocket expenses. The issuance of the 45,000 shares of Series Q Preferred to Meritage and our agreement to register the resale of the Conversion Shares was initially disclosed in our Current Report on Form 8-K filed on July 10, 2006 and was previously approved by the Company’s stockholders in connection with the CD&L, Inc. acquisition and other related transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance that are not historical facts, as well as management’s expectations, beliefs, plans, objectives, assumptions and projections about future events or future performance, are forward looking statements within the meaning of these laws. Forward-looking statements include statements that are preceded by, followed by, or include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “intends,” or similar expressions. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. These assumptions could prove inaccurate. Forward-looking statements are also affected by known and unknown risks that may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Many of these risks are beyond the ability of the Company to control or predict. Such factors include, but are not limited to, the following: we may never achieve or sustain profitability; we may not be successful in integrating CD&L and may fail to achieve the expected cost savings from the CD&L acquisition, including due to the challenges of combining the two companies, reducing overlapping functions, retaining key employees and other related risks; we may be unable to fund our future capital needs, and we may need funds sooner than anticipated; our large customers could reduce or discontinue using our services; we may be unable to successfully compete in our markets; we could be exposed to litigation stemming from the accidents or other activities of our drivers; we could be required to pay withholding taxes and extend employee benefits to our independent contractors; we have a substantial amount of debt and preferred stock outstanding, and our ability to operate and financial flexibility are limited by the agreements governing our debt and preferred stock; we may be required to redeem our debt at a time when we do not have the proceeds to do so; and the other risks identified in the section entitled “Risk Factors” in this Report, as well as in the other documents that the Company files from time to time with the Securities and Exchange Commission.

Management believes that the forward-looking statements contained in this Report are reasonable; however, undue reliance should not be placed on any forward-looking statements contained herein, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to publicly update any of them in light of new information or future events.

Overview

The Company is engaged in the business of providing time definite logistics services, primarily in the United States with limited operations in Canada. The Company operates in a single-business segment.

The Company has one of the largest nationwide networks of time-definite logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. It’s customers are comprised of multi-location, blue chip customers with operations in the commercial & office products, healthcare, financial, transportation & logistics, retail & consumer products, technology and energy sectors.

The Company’s service offerings are divided into the following categories:

•	Scheduled logistics consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer.

•	Distribution logistics consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations with more broadly defined time schedules.

•	Expedited logistics consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the quarters ended September 30, 2006 and October 1, 2005 were as follows:

	Three Months Ended
	September 30, 2006	October 1, 2005
Office products	26.1%	30.3%
Healthcare	24.8%	20.4%
Financial services	18.9%	18.5%
Commercial	9.8%	12.5%
Transportation and logistics	8.1%	7.2%
Retail and consumer products	7.1%	4.3%
Technology	2.9%	1.8%
Energy	2.2%	4.9%

The mix of revenue in the quarter ended September 30, 2006 reflects the combination with CD&L. CD&L’s historically greater weighting in healthcare, retail, and technology resulted in the relative increase in those segments, whereas CD&L’s lower weighting in office products, commercial and energy caused the relative decrease in those segments compared to the legacy Velocity business in the prior year. The companies had comparable weightings in the financial services and transportation and logistics industries.

CD&L Acquisition & Related Transactions

On July 3, 2006, the Company, Merger Sub and CD&L entered into the Merger Agreement. The Merger Agreement provided that, at the closing, Merger Sub would be merged with and into CD&L (the “Merger”), with each outstanding share of common stock of CD&L being converted into the right to receive $3.00 per share in cash. As a result of the Merger, which closed on August 17, 2006, CD&L became the Company’s wholly owned subsidiary. As discussed in Note 3 of the Company’s consolidated financial statements included elsewhere in this report, as of July 3, 2006, the Company had control over a majority of CD&L’s voting shares. Consequently, the financial statements of CD&L have been consolidated with those of the Company since July 3, 2006. However, because of the Merger, period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Contemporaneously with the signing of the Merger Agreement, the Company acquired beneficial ownership of approximately 49% of CD&L’s outstanding common stock pursuant to several purchase agreements, including those relating to certain of CD&L’s then outstanding convertible debt. In consideration for these securities, the Company:

•	issued 3,205 Units;

•	issued 2,465,418 shares of the Company’s common stock; and

•	paid approximately $19.0 million in cash.

In addition on July 3, 2006, the Company sold:

•	75,000 Units; and

•	4,000,000 shares of Series Q Convertible Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $106.4 million. Approximately $53.1 million of the proceeds were used to finance the CD&L acquisition, $37.3 million was used to repay CD&L and our indebtedness and $16.0 million was retained for general corporate purposes. See “—Liquidity and Capital Resources”. In addition, the Company granted customary registration rights with respect to the shares of the Company’s common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

Management believes that the acquisition of CD&L will benefit the Company in several ways. The combined company has more than $440 million in annual revenues based on the combined revenues for the two companies for the twelve months ended July 1, 2006, and approximately 5,500 independent contractor drivers operating from 150 locations in leading markets across the United States and Canada. In addition, the combination is proving to show the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies provides our customers with a broader national reach;

•	superior customer programs combining proprietary track and trace and electronic signature capture technology, which management believes is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	operational costs savings of approximately $39 million over the next 18 months, as described below.

Based on the Company’s current estimates of the integration of CD&L, management expects to achieve the following operational cost savings. In delivery operations, the Company expects to save up to $12.7 million annually, primarily resulting from occupancy and staff cost reductions resulting from the consolidation of facilities in the same geographic area. Savings of up to $10.5 million annually are anticipated in general and administrative expenses through the elimination of duplicate management, public company expenses and insurance coverage. In addition, the Company anticipates savings of up to $16.0 million annually from the centralized management of drivers and increased customer density. The Company expects to incur approximately $11.7 million of expense to integrate CD&L. Each of the foregoing operational cost savings we expect to achieve in connection with the integration of CD&L is discussed in more detail below under “Factors Affecting Future Results of Operations.”

Restructurings

In 2005 and 2006, the Company implemented several restructurings that management believes have repositioned the Company for greater success in the future.

In 2005, the Company conducted an analysis of its route profitability that indicated the Company was operating in a number of locations that did not have sufficient customer density for the Company to profitably deliver its targeted service levels. As a result, at the end of the third quarter of fiscal 2005, the Company closed over 40 of its locations (primarily smaller facilities in low density areas), terminated several unprofitable customer contracts and reduced employee headcount by approximately 200. At that time, the Company recorded a charge of $602,000 related to the restructuring, mostly reflective of severance costs. During the final quarter of fiscal 2005, the Company ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments, recorded $100,000 in severance costs and recorded an estimated $300,000 charge to recognize the cost of service contracts that had no future economic benefit to the Company. During the third quarter of fiscal 2006, the Company recorded a charge of $300,000 related to severance and benefits for approximately 120 employees and revised its estimates of previously recorded costs and losses associated with excess facilities. For fiscal 2006, the Company’s revenue declined largely due to lower volume experienced as a result of the restructuring implemented at the end of the Company’s third quarter of fiscal 2005, as described in more detail below. The revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $20.0 million. For more information, see Note 4 (Restructuring) to the Company’s consolidated financial statements.

The Company expects to incur costs relating to the CD&L integration as described above. In the quarter ending September 30, 2006, the company recorded a charge of $954,000 associated with the reduction of force, $54,000 in retention bonuses and $184,000 in lease contract termination costs associated with the integration. To date 5 locations have been vacated as a result of facility consolidations. It is anticipated that the Company will consolidate facilities in approximately 30 additional cities and will incur additional lease contract termination costs when “cease use” criteria is achieved.

Factors Affecting Future Results of Operations

The Company’s revenues consist primarily of charges to customers for delivery services and weekly or monthly charges for recurring services, such as facilities management. Sales are recognized when the service is performed. The revenue and profit for a particular service is dependent upon a number of factors, including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher revenue.

The Company is continually engaged in bidding for additional contract work for a variety of new and existing customers. Management believes our current pipeline of bidding activity remains robust, with potential customers that could generate annual billings of up to $75 million, although no assurance can be given that the Company will be successful in obtaining these clients. The activity is consistent across all geographic regions in which the Company operates. Full implementation of newly awarded contracts generally takes from thirty to sixty days.

With the enactment of the Federal Law known as Check 21 on October 28, 2004, the Company anticipates continued deterioration of financial services revenue as financial institutions will now electronically scan and process checks, without the need to move the physical documents to the clearing institution. Off-setting this deterioration of revenue in the financial services industry, the Company believes it will continue to benefit from the growth in healthcare and healthcare related services industries within the United States, and be able to effectively leverage its broad coverage footprint to capitalize on this national growth industry.

Cost of sales consists of costs relating directly to performance of the Company’s services, including driver and messenger costs, transportation services purchased from third parties, and costs to staff, equip and insure our warehouse facilities. Substantially all of the drivers the Company uses are independent contractors who provide their own vehicles. Drivers and messengers are compensated based on the number of stops they make, the number of packages they deliver and/or a percentage of the delivery charge. Consequently, the Company’s driver, messenger and purchased transportation costs are variable in nature. The Company also employs workers in its own leased warehouse facilities and certain facilities owned by the Company’s customers. The salary and employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

The integration of CD&L is expected to result in $16 million in routing savings due to increased density in geographies where both companies had operated and through utilization of Velocity’s route management technology. An additional $1.3 million of cost savings is expected from the conversion of employee drivers to independent contractors and reduction of duplicate line hauls.

During fiscal 2007, the Company plans to continue to invest in technologies that will increase its competitive advantage in the market by providing more economical delivery routing, enhanced package tracking and increased productivity from both a frontline delivery and back office perspective. During fiscal years 2004 and 2005, the Company spent over $5 million in the development and implementation of route management software solutions that have proven to have had a significant impact on reducing overall delivery cost and enhancing the Company’s ability to better manage its variable operating cost. During fiscal year 2006, the Company spent $900,000 in the development of package tracking technology.

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

The acquisition of CD&L will have a significant impact on the combined SG&A, with an expected savings of $21.9 million. These expected savings represent a subset of the total estimated savings described above under “–CD&L Acquisition and Related Transactions.” As operational sites integrate, it is anticipated that there will be savings of $4.9 million of occupancy costs and $7.1 million through elimination of duplicate branch management and staff. With the consolidation of the corporate functions, the Company expects to have staff reductions in the finance, accounting, and IT departments of $3.0 million and an additional $2.6 million reduction in management and sales compensation. In addition, $4.9 million of the savings are anticipated in the reduction of corporate insurance, professional fees, travel, and board fees. To date, we believe staffing reductions have resulted in approximately $3.8 million of expected annual cost savings.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, goodwill, insurance reserves, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

Historical Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Revenue for the quarter ended September 30, 2006 increased by $58.6 million or 111% to $111.1 million from $52.5 million for the quarter ended October 1, 2005. The increase in revenue for the quarter ended September 30, 2006 compared to the same period last year was the result of adding approximately $61.0 million of revenue due to the acquisition of CD&L, which was partially offset by the loss of approximately $2.5 million of revenue in the Velocity standalone business. This revenue loss is the result of the restructuring initiated at the end of the third fiscal quarter of 2005 as described above. Approximately $2.5 million of revenue was realized in the September 2005 quarter from customers’ running out their contractual termination periods.

Cost of services for the quarter ended September 30, 2006 was $83.5 million, an increase of $45.3 million or 119% from $38.2 million for the quarter ended October 1, 2005. The increase was primarily due to the acquisition of CD&L which added approximately $46.5 million in cost, and was partially offset by a decrease of approximately $1.0 million largely due to the reduced revenue in the Velocity standalone business.

Gross margin declined from 27.3% in the quarter ended October 1, 2005 to 24.8% in the quarter ended September 30, 2006. The decline was due to the CD&L acquisition. CD&L had historically operated at a lower gross margin than Velocity, with the largest variances as a percent of revenue in payments to drivers, purchased transportation, vehicle cost and messenger costs.

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $26.1 million or 23.5% of revenue, an increase of $11.8 million or 86% as compared with $14.3 million or 27.2% of revenue for the quarter ended October 1, 2005. The increase in SG&A for the quarter resulted primarily from the acquisition of CD&L which added approximately $11.8 million in additional expenses. In addition there were reductions in expense due to reduced bad debt, savings due to new telecommunications contracts and expense control of travel and supplies.

Occupancy charges for the quarter ended September 30, 2006 were $4.7 million, an increase of $1.8 million or 61% from $2.9 million for the quarter ended October 1, 2005. Approximately $1.8 million of the change was due to the acquisition of CD&L.

Net Interest expense for the quarter ended September 30, 2006 increased by $5.1 million to $6.2 million from $1.1 million for the quarter ended October 1, 2005. In 2005, the interest related primarily to the Company’s revolving credit facility and subordinated debt. With the replacement of that debt with the Senior Notes, the Company now has quarterly interest payments of approximately $2.35 million and an ongoing non-cash expense of $2.0 million that includes amortization of deferred financing charges and accretion of the discount at which the bond units were issued. In the quarter, there was an acceleration of deferred financing cost associated with the replaced debt of $2.2 million. In addition, interest income, net of miscellaneous interest was $0.3 million.

Restructuring and asset impairments for the quarter ended September 30, 2006 were $1.2 million. There were none for the quarter ended October 1, 2005. Of these $1.0 million was associated with severance and retention bonuses in conjunction with the integration of CD&L, $0.1 million was the result of lease terminations associated with the CD&L integration, and $0.1 million related to revision in estimates of previously recorded costs associated with excess facilities.

As a result of the above, the Company had a net loss of $10.8 million for the quarter ended September 30, 2006 compared to a net loss of $3.5 million in the quarter ended October 1, 2005.

Net loss applicable to common stockholders was $30.9 million for the quarter ended September 30, 2006 compared with $6.6 million for the quarter ended October 1, 2005. For September 30, 2006 quarter, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the antidilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the quarter ended October 1, 2005, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sale of the Series O Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

Historically, the Company has financed its operations and has met its capital requirements primarily through a combination of private and public issuances of equity securities, bank borrowings and cash generated from operations. As a result of the CD&L acquisition and related transactions, the Company had $78 million in outstanding senior notes. The Company believes that, barring any unforeseen changes, its existing cash and cash expected to be generated from operations will be sufficient to fund its operations, capital expenditures and provide adequate working capital through the end of the fiscal year 2007.

Operating Activities, Investing Activities & Financing Activities

During the quarter ended September 30, 2006, the net increase in quarter-end cash was $8.0 million compared to a net decrease of $3.7 million during the quarter ended October 1, 2005. As reported in our consolidated statements of cash flows, the (decrease) increase in cash during the quarters ended September 30, 2006 and October 1, 2005 is summarized as follows (in thousands):

	Quarter Ended
	September 30, 2006	October 1, 2005
Net cash used in operating activities	$(7,689)	$(3,101)
Net cash used in investing activities	(53,367)	(86)
Net cash provided by financing activities	69,095	(484)

Total increase (decrease) in cash	$8,039	$(3,671)

Cash used in operations was $7.7 million for the quarter ended September 30, 2006. This use of funds was comprised of a net loss of $10.8 million offset by non-cash expenses of $7.2 million and by net cash used as a result of working capital changes of $4.0 million. The use of cash in working capital includes a reduction of accounts receivable of $1.6 million, reflecting continued focus on the service delivery and collections processes, offset by a $1.9 million decrease in accounts payable/accrued liabilities and a $3.5 million increase in prepaid workers compensation insurance. The increase in prepaid insurance represents a payment to support the Company’s program with an offshore insurance captive. The Company expects to replace the cash support of this program with a letter of credit when the Company puts in place a revolving credit facility as described below.

Cash used in investing activities was $53.4 million for the quarter ended September 30, 2006 and consisted of $53.1 million of net cash used for the acquisition of CD&L and $0.3 million of capital expenditures for the Company’s continued development and implementation of cost savings and driver efficiency technology solutions initiatives.

Cash provided from financing activities for the quarter ended September 30, 2006 amounted to $69.1 million. The primary sources of cash were net proceeds of $63.6 million from the issuance of senior secured notes and $42.8 million form the issuance Series Q Convertible Preferred Stock. This was offset by the $29.9 million to repay Velocity’s and CD&L revolving credit facilities, $5.8 million to repay Velocity’s subordinated debt, and $1.5 million to repay CD&L seller financed debt. The Company sold 75,000 bond units for $70.7 million, net of a $4.3 million discount for the first semi-annual interest payment. Each bond unit is comprised of (a) $1,000 aggregate principal amount at maturity of 12% senior secured notes due 2010 and (b) a warrant to purchase 345 shares of common stock at an initial exercise price of $1.45 per share. $7.1 million of fees associated with the placement of the notes are netted against the cash generated. The company sold 4,500,000 shares of Series Q Convertible Preferred Stock, each of which was initially convertible into 9.0909 shares of common stock preferred stock for $45.0 million. $2.2 million in fees associated with the placement of the shares are netted against the cash generated.

Currently, the Company is finalizing a new revolving credit facility with a major lending institution. The lender has informed the Company that its credit committee has reviewed and approved the credit. Documentation of the facility is substantially complete. The Company now intends to seek consent of the bondholders to the terms of the facility, which was anticipated in the bond indenture and requires the consent of a simple majority of the bondholders. The Company intends to use the credit facility to collateralize letters of credit and to provide additional liquidity.

CD&L Transactions

In connection with the CD&L acquisition, the Company issued Units, consisting of the senior secured notes and warrants, and Series Q Preferred Stock. The issuance was effected as a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Senior Secured Notes

The senior secured notes were issued pursuant to the Indenture dated as of July 3, 2006 between the Company and Wells Fargo Bank, N.A., as trustee. The senior secured notes bear interest at an annual rate of 12%. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the senior secured notes issued, with proceeds derived from the sale of the Company’s capital stock. The Company may also redeem senior secured notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the senior secured notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Holders of senior secured notes have the right to cause the Company to redeem, at par, up to 25% of the original principal amount of senior secured notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause the Company to redeem, at par, up to an additional 25% of the original principal amount of senior secured notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem senior secured notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for the Company’s common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require the Company to repurchase all or any part of their senior secured notes at a price equal to 101% of the aggregate principal amount thereof.

The indenture contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, the Company must maintain specified levels and cash, cash equivalents and qualified accounts receivable.

The senior secured notes are guaranteed by the Company’s domestic subsidiaries and are secured by a first-priority lien on collateral consisting of substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets. The trustee is required by the Indenture to subordinate the lien securing the senior secured notes to the lien securing a working capital facility if the Company enters into such a facility in compliance with the terms of the Indenture. The indenture contains customary events of default.

Warrants

As part of the Units, the Company issued warrants to purchase an aggregate of 26,966,897 shares of its common stock at an initial exercise price of $1.45 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of the Company’s common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, the Company also issued warrants on July 3, 2006 to purchase 797,500 shares of its common stock to affiliates of THLPV in consideration of services provided by one or more of these parties, at an exercise price of $.01 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of the Company’s directors.

Series Q Convertible Preferred Stock

Each share of the Company’s Series Q Preferred Stock is initially convertible into 9.0909 shares of the Company’s common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings. The Company may force holders of Series Q Preferred Stock to convert their shares if the daily weighted average market price of our common stock is equal to or greater than 200 percent of the then applicable Series Q Preferred Stock conversion price for a specified period of time, subject to specified conditions. In addition, for so long as any of these shares are outstanding, the

Company may not enter into any equity line of credit, variable or “future-priced” resetting, self-liquidating, adjusting or conditional fund raising, or similar financing arrangements.

In addition, the Company also issued on July 3, 2006 an aggregate of 277,770 shares of Series Q Preferred Stock in consideration of services, determined by the Company to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to the Company.

In connection with these offerings, the investors received customary registration rights regarding the shares of common stock issuable upon exercise of the warrants and upon conversion of the Series Q Preferred Stock.

Use of Proceeds

In total, the aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $106.4 million. Approximately $53.1 million of the proceeds were used to finance the CD&L acquisition, $37.3 million was used to repay CD&L and our indebtedness and $16.0 million was retained for general corporate purposes. In addition, the Company granted customary registration rights with respect to the shares of our common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

New Credit Facility

Currently, the Company is negotiating a new revolving credit facility with prospective lenders. There is no assurance that the Company will be successful in entering into any such facility on commercially reasonable terms or at all.

Commitments and Significant Contractual Obligations

As of September 30, 2006, the Company had outstanding operating lease commitments of $24 million, payable over multiple years. Some of these commitments were for space that was no longer being used, which resulted in restructuring charges of $98,000 during the quarter ended September 30, 2006. The Company has entered into subleases for some of this excess space and are in the process of attempting to sublease such space, but it is considered unlikely that any sublease income generated will offset the entire future commitment.

As of September 30, 2006, the Company’s significant future contractual obligations and payments by fiscal year were as follows (in thousands):

Contractual Obligations	Payments Due By Period
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$8,195	$7,587	$4,217	$2,806	$902	$755	$24,462
Capital leases	351	252	112	41	—	—	756
Debt	1,506	—	—	—	48,821	—	50,327

Total	$10,052	$7,839	$4,329	$2,847	$49,723	$755	$75,545

Variable Interest Entities

Peritas LLC (“Peritas”) was formed in 2004 by MCG Global, then one of our largest investors, with a strategic objective of acquiring a fleet of vehicles and to lease such vehicles to independent contractors (“ICs”) to service outsourced customer business endeavors. Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on our behalf and the Company provides administrative services to Peritas, such as collection of vehicle rental fees from ICs for a fee.

For the fiscal year 2004, Peritas had net sales of $36,000 which were included in the Company’s consolidated statement of operations in accordance with Interpretation No. 46 of the FASB, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. The Company recorded its interest in Peritas as an interest in a variable interest entity under FIN 46R because of the account receiveable it had against Peritas in connection with a purchase of vehicles for a customer of Peritas.

During fiscal year 2005, Peritas was deconsolidated from the Company’s financial statements for the reasons described below. In 2005, Peritas was purchased from MCG by TH Lee Putnam Ventures (“THLPV”), another of the Company’s investors, and Peritas entered into a $3.0 million Loan and Security Agreement with Comerica, which included a guarantee by THLPV of which 35% of the outstanding amounts due under the line. As a result of these transactions, Comerica’s outstanding debt, net of the THLPV guarantee, exceeded the Company’s interest in Peritas. Specifically, under FIN 46R, Velocity no longer had a variable interest in Peritas that was at risk of disproportionate loss relative to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements upon the completion of these transactions during fiscal 2005.

For fiscal year 2006, Peritas was consolidated with the Company’s financial statements for the reasons described below. In 2006, the Company’s variable interest in Peritas increased to an amount that exceeded the outstanding balance under the line with Comerica, net of the THLPV guarantee, with the result that, under FIN 46R, the Company once again became the primary beneficiary to absorb a majority of Peritas’ expected losses. Upon consolidation, the company recorded Peritas assets and liabilities at their historical carrying value of $1.1 million and $2.2 million, respectively, due to common ownership. Peritas accumulated losses of $1.1 million were recognized by the Company as an expense in the fourth quarter of fiscal 2006.

The accompanying financial statements for the three months ended September 30, 2006 include $0.2 million in revenue and de minimus net income related to Peritas.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair market value of a fixed-rate long-term debt obligation due to the hypothetical adverse change in interest rates and the potential change of interest expense on variable rate long-term debt obligations due to a change in market interest rates. The fair value on long-term debt obligations is determined based on discounted cash flow analysis, using the rates and the maturities of these obligations compared to terms and rates currently available in long-term debt markets.

As of September 30, 2006, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $75.9 million based on an overall weighted average interest rate of 12.0% and an overall weighted maturity of 3.75 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at September 30, 2006.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to litigation and has claims asserted against it in the normal course of its business. Most of these claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. The Company and its subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of the business of the Company. The Company vigorously defends against all of the foregoing claims.

From time to time, the Company’s independent contractor drivers are involved in accidents. The Company attempts to manage this risk by requiring its independent contractor drivers to maintain commercial motor vehicle liability insurance of at least $300,000 with a minimal deductible and by carrying additional liability insurance in the Company’s name totaling an additional $5.0 million. In addition, the Company performs extensive screening of all prospective drivers to ensure that they have acceptable driving records and pass a criminal background and drug test, among other criteria. The Company believes its driver screening programs have established an important competitive advantage for the Company.

The Company also carries workers’ compensation insurance coverage for its employees and have arranged for the availability of occupational accident insurance for all of its independent contractor drivers of at least the minimum amounts required by applicable state laws. The Company also has insurance policies covering cargo, property and fiduciary trust liability, which coverage includes all of its drivers and messengers.

The Company reviews its litigation matters on a regular basis to evaluate the demands and likelihood of settlements and litigation related expenses. Based on this review, the Company does not believe that any pending lawsuits, if resolved or settled unfavorably to the Company, would have a material adverse effect upon the Company’s financial condition or results of operations. The Company has established reserves for litigation, which it believes are adequate. In addition, in connection with the CD&L acquisition, the Company assumed a $1.0 million reserve for a tentative settlement of an employment tax assessment against CD&L in the State of California.

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

Our net losses applicable to common stockholders for the quarters ended September 30, 2006 and October 1, 2005, were $30.9 million and $6.6 million, respectively. The respective periods’ net losses were $10.8 million and $3.5 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $18.9 million and $3.1 million, and preferred stock dividends paid-in-kind of $1.2 million and $0 million for the respective periods. To achieve profitability, we expect we will be required to successfully integrate CD&L and pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

If we are not successful in achieving the established CD&L integration plan, we will likely have higher costs and fail to achieve expected cost savings, which could have a material adverse effect on our results of operations.

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

For the quarter ended September 30, 2006, we had one customer that accounted for more than 10% of our revenues and our top ten customers in aggregate account for approximately 43% of our revenues. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We utilize the services of approximately 5,700 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have a significant amount of debt outstanding. For the quarter ended September 30, 2006, we had $78.2 million in aggregate principal amount of long-term debt outstanding and $84.1 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of September 30, 2006, except for our ability to enter into a new revolving credit facility under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture. While we are currently negotiating a new revolving credit facility with prospective lenders, we cannot assure you that we will be successful in entering into any such facility on commercially reasonable terms or at all.

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

The certificates of designation of several series of our outstanding preferred stock impose similar restrictions on us, including on the following:

•	authorizing or issuing additional series of preferred stock that ranks senior to, or on a par with, the outstanding preferred stock;

•	entering into mergers or similar transactions if our existing stockholders immediately before the transaction do not own 50% or more of the voting power of our capital stock after the transaction;

•	entering into transactions with affiliates or our stockholders;

•	selling all or substantially all of our assets;

•	materially changing our lines of business;

•	selling, leasing or licensing our intellectual property or technology other than pursuant to non-exclusive licenses granted to customers in connection with ordinary course sales of our products;

•	raising capital by specified equity lines of credit or similar arrangements or issue any floating or variable priced equity instrument or specified other equity financings; and

•	until the earlier of December 21, 2007 and the date on which the original investors in our Series M Convertible Preferred Stock beneficially own less than 10% of our outstanding common stock, we are prohibited from issuing any preferred stock or convertible debt unless such preferred stock or convertible debt has a fixed conversion ratio. Similarly, we may not issue any of our common stock other than for a fixed price. Our inability to finance our operations in such ways may have an adverse effect on our business, financial condition, operating results and cash flows.

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

Our stock price is subject to fluctuation and volatility.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 10, 2006 and August 23, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on November 20, 2006.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Edward W. Stone
EDWARD W. STONE
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation.

3.2	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.4	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.5	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.6	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.7	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

Exhibit Number	Description
4.9	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.10	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.11	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.12	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.13	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

Exhibit Number	Description
10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Section 906 Certification of CEO and CFO.