Form 10-Q
period 2006-12-30
VELOCITY EXPRESS CORP
filed 2007-02-13
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

As of February 8, 2007, there were 27,307,913 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 30, 2006

PART I.

ITEM 1. FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	December 30, 2006	July 1, 2006
ASSETS
Current assets:
Cash	$9,710	$1,715
Accounts receivable, net of allowance of $2,949 and $3,273 at December 30, 2006 and July 1, 2006, respectively	37,861	14,789
Accounts receivable - other	1,809	1,031
Prepaid workers’ compensation and auto liability insurance	4,955	1,932
Other prepaid expenses and other current assets	1,543	1,167

Total current assets	55,878	20,634
Property and equipment, net	8,761	6,581
Assets held for sale	872	973

Goodwill	71,336	42,830
Intangible assets	29,213	—
Deferred financing costs, net	6,484	1,763
Other assets	2,211	2,872

Total assets	$174,755	$75,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,556	$16,900
Accrued wages and benefits	6,471	2,755
Accrued legal and claims	5,918	4,688
Accrued insurance and claims	4,772	1,802
Accrued interest	4,112	270
Related party liabilities	—	1,430
Other accrued liabilities	6,857	977
Revolving line of credit	650	—
Current portion of long-term debt	1,321	1,363

Total current liabilities	49,657	30,185

Long-term debt, less current portion	51,697	26,185
Accrued insurance and claims	2,420	2,540
Restructuring liabilities	139	111
Other long-term liabilities	1,303	1,563

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 13,143 and 10,321 shares issued and outstanding at December 30, 2006 and July 1, 2006, respectively	72,027	33,243
Common stock, $0.004 par value, 700,000 shares authorized 26,971 and 16,965 shares issued and outstanding at December 30, 2006 and July 1, 2006, respectively	108	68
Stock subscription receivable	(43)	(7,543)
Additional paid-in-capital	368,099	313,489
Accumulated deficit	(370,654)	(324,200)
Accumulated other comprehensive income	2	12

Total shareholders’ equity	69,539	15,069

Total liabilities and shareholders’ equity	$174,755	$75,653

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenue	$102,272	$49,316	$213,366	$101,862

Cost of services	80,278	35,080	163,793	73,237
Depreciation	45	56	76	111

Gross profit	21,949	14,180	49,497	28,514

Operating expenses:
Occupancy	4,351	3,137	9,008	6,029
Selling, general and administrative	21,514	12,190	43,847	25,492
Restructuring charges and asset impairments	732	—	1,905	—
Transaction and integration costs	2,233	260	3,986	260
Depreciation and amortization	1,838	1,047	3,903	2,101

Total operating expenses	30,668	16,634	62,649	33,882

Loss from operations	(8,719)	(2,454)	(13,152)	(5,368)

Other income (expense):
Interest expense, net	(4,452)	(1,247)	(10,626)	(2,343)
Other	(194)	135	(14)	649

Loss before income taxes and minority interest	(13,365)	(3,566)	(23,792)	(7,062)

Income taxes	6	—	15	—
Minority interest	—	—	367	—

Net loss	$(13,371)	$(3,566)	$(24,174)	$(7,062)

Net loss applicable to common shareholders	$(15,237)	$(5,636)	$(46,454)	$(12,212)

Basic and diluted net loss per share	$(0.61)	$(0.35)	$(1.97)	$(0.81)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	24,963	15,907	23,527	15,023

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2006	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398	—	$—	16,965	$68	$(7,543)	$313,489	$(324,200)	$12	$15,069

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—	—	594	—	—	594
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	28,500	—	—	28,500
Capital distribution	—	—	—	—	—	—	—	—	—	—	—	—	7,500	(7,500)	—	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	113	(113)	—	—
Offering costs	—	(47)	—	—	—	—	—	—	—	(2,493)	—	—	—	—	—	—	(2,540)
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	2,773	11	—	3,862	—	—	3,873
Issuance of Series M Preferred Stock	269	991	—	—	—	—	—	—	—	—	—	—	—	(421)	(570)	—	—
Issuance of Series N Preferred Stock	—	—	54	199	—	—	—	—	—	—	—	—	—	(87)	(112)	—	—
Issuance of Series O Preferred Stock	—	—	—	—	22	90	—	—	—	—	—	—	—	(29)	(61)	—	—
Issuance of Series P Preferred Stock	—	—	—	—	—	—	126	421	—	—	—	—	—	(199)	(223)	—	—
Issuance of Series Q Preferred Stock	—	—	—	—	—	—	—	—	4,635	46,349	—	—	—	(42)	(1,308)	—	45,000
Issuance of Series Q Preferred Stock for services	—	—	—	—	—	—	—	—	323	3,228	—	—	—	—	—	—	3,228
Conversion of Series M Preferred to Common Stock	(923)	(3,136)	—	—	—	—	—	—	—	—	1,620	6	—	3,130	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	(150)	(553)	—	—	—	—	—	—	263	1	—	552	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	(4)	(16)	—	—	—	—	8	0	—	16	—	—	—
Conversion of Series P Preferred to Common Stock	—	—	—	—	—	—	(1,344)	(4,388)	—	—	3,650	15	—	4,374	—	—	—
Conversion of Series Q Preferred to Common Stock	—	—	—	—	—	—	—	—	(186)	(1,861)	1,692	7	—	1,854		—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,400	(2,400)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	950	(950)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,357	(2,357)	—	—
Beneficial conversion of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	14,186	(14,186)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,174)	—	(24,174)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,184)

Balance at December 30, 2006	4,718	$16,426	1,279	$4,193	492	$1,754	1,882	$4,431	4,772	$45,223	26,971	$108	$(43)	$368,099	$(370,654)	$2	$69,539

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 30, 2006	December 31, 2005
OPERATING ACTIVITIES
Net loss	$(24,174)	$(7,062)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	3,979	2,213
Accretion of interest and amortization of debt issue costs	6,779	762
Stock option and warrant expense	594	212
Change in fair value of settlement liability	15	175
Provision for doubtful accounts and sales allowances	234	1,010
Asset impairments	18	—
Loss (gain) on the sale of assets	184	(74)
Change in operating assets and liabilities:
Accounts receivable	5,439	1,628
Other current assets	(621)	561
Other assets	(99)	(51)
Accounts payable	(6,670)	(5,327)
Accrued liabilities	5,838	(3,934)

Cash used in operating activities	(8,484)	(9,887)

INVESTING ACTIVITIES
Proceeds from sale of assets	392	90
Purchases of property and equipment	(618)	(778)
Acquisition of CD&L (net of cash acquired)	(51,599)	—

Cash used in investing activities	(51,825)	(688)

FINANCING ACTIVITIES
Proceeds from new revolving credit facility, net	490	—
Repayments of revolving credit agreements, net	(29,918)	(8,343)
Proceeds from notes payable and warrants, net	63,585	—
Payments of notes payable and long-term debt	(8,360)	(301)
Proceeds from issuance of preferred stock, net	42,507	15,189

Cash provided by financing activities	68,304	6,545

Net change in cash	7,995	(4,031)

Cash, beginning of period	1,715	5,806

Cash, end of period	$9,710	$1,775

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 30, 2006, and the results of its operations for the three and six months ended December 30, 2006 and December 31, 2005, and its cash flows for the six months ended December 30, 2006 and December 31, 2005 have been included. The results of operations for the three and six months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

On July 3, 2006, the Company entered into a merger agreement with CD&L, Inc., (“CD&L”) another leading provider of time-definite logistics services. Contemporaneously with the signing of the merger agreement, the Company acquired approximately 49% of CD&L’s outstanding common stock. Also on July 3, 2006, the Company entered into voting agreements with certain officers and directors of CD&L, whereby they agreed to vote in favor of the merger (see Note 3 – Acquisition of CD&L, Inc. and Related Transactions). As a result of the foregoing, the Company had control over a majority of CD&L’s voting shares. Consequently, the financial statements of CD&L have been consolidated with those of the Company since July 3, 2006. On August 17, 2006, the Company acquired the remaining outstanding common stock. For the period from July 3, 2006 to August 17, 2006, the Company recorded minority interest for the portion of the CD&L voting shares not controlled. Because of the merger, period-to-period comparisons of the Company’s financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The consolidated financial statements for the quarter and six-month period ended December 30, 2006 include the financial position and results of operations of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities [“FIN No. 46”]. The financial statements of Peritas were not consolidated into the Company’s financial statements for the three and six-month periods ended December 31, 2005, as the Company was not the primary beneficiary of Peritas during that time. The accompanying financial statements for the three and six months ended December 30, 2006 include $0.1 million and $0.3 million, respectively, in revenue and diminimus net income (loss) related to Peritas. For a description of the history of Peritas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Variable Interest Entities”.

Comprehensive Loss – Comprehensive loss was $13.4 million and $3.7 million for the three months ended December 30, 2006 and December 31, 2005, respectively and was $24.2 million and $7.1 million for the six months ended December 30, 2006 and December 31, 2005, respectively. The difference between net loss and total comprehensive loss in all respective periods related to foreign currency translation adjustments.

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net (loss) per common share

	Three Months		Six Months
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Numerator
Net loss	$(13,371)	$(3,566)	$(24,174)	$(7,062)
Beneficial conversion feature for Series N Preferred	(75)	(648)	(2,400)	(648)
Beneficial conversion feature for Series O Preferred	(31)	(190)	(950)	(3,270)
Beneficial conversion feature for Series P Preferred	(63)	(1,232)	(2,357)	(1,232)
Beneficial conversion feature for Series Q Preferred	(510)	—	(14,186)	—
Series M Preferred dividends paid-in-kind	(327)	—	(622)	—
Series N Preferred dividends paid-in-kind	(28)	—	(112)	—
Series O Preferred dividends paid-in-kind	(31)	—	(61)	—
Series P Preferred dividends paid-in-kind	(99)	—	(223)	—
Series Q Preferred dividends paid-in-kind	(702)	—	(1,369)	—

Net loss applicable to common shareholders	$(15,237)	$(5,636)	$(46,454)	$(12,212)

Denominator for basic and diluted loss per share
Weighted average common stock shares outstanding	24,963	$15,907	23,527	$15,023

Basic and Diluted Loss Per Share	$(0.61)	$(0.35)	$(1.97)	$(0.81)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. In the three and six-month periods ended December 30, 2006 and December 31, 2005, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	December 30, 2006	December 31, 2005
	(Amounts in thousands)
Stock options	1,356	1,684
Common stock warrants	29,773	3,128
Convertible preferred stock:
Series M Convertible Preferred	8,278	5,992
Series N Convertible Preferred	2,244	2,014
Series O Convertible Preferred	937	548
Series P Convertible Preferred	5,109	3,100
Series Q Convertible Preferred	43,378	—

	91,075	16,466

Share-Based Compensation Plans

The Company maintains the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which it may grant equity awards to eligible persons. The Company also maintains the 1995 Stock Option Plan (the “1995 Plan”), under which no additional options may be granted, however, the 1995 Plan and all outstanding options thereunder shall remain in effect until such outstanding options have expired or been canceled. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan, and the 2004 Plan. All outstanding options issued in accordance with the 1996 Director Stock Option Plan have expired.

The 2000 Plan and the 2004 Plan combined provide for the issuance of up to 5,034,000 shares. Options may be granted to employees, directors and consultants. The majority of the options vest annually in equal amounts over a two-year period.

The Company had 3,378,487 shares available for grants under the option plans at December 30, 2006.

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the six months ended December 30, 2006 and December 31, 2005 was $1.30 per share and $1.92 per share, respectively. The weighted-average fair value of stock option grants to employees for the three months ended December 31, 2005 was $1.92 per share. There were no stock options issued during the three months ended December 30, 2006. Expense recognized in the three-month periods ended December 30, 2006 and December 31, 2005 related to these stock options was $0.4 million and $0.3 million, respectively. Expense recognized in the six-month periods ended December 30, 2006 and December 31, 2005 related to these stock options was $0.6 million and $0.4 million, respectively.

The table below indicates the key weighted average assumptions used in the options and warrant valuation calculations for share based awards granted to employees in the six months ended December 30, 2006 and December 31, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	December 30, 2006	December 31, 2005
Term	3.91 years	5 years
Volatility	125.3%	127.3%
Dividend yield	0	0
Risk-free interest rate	5.13%	3.85%
Forfeiture rate	0.13%	0.00%

Term - This is the period of time over which the awards granted are expected to remain outstanding. The options and warrants issued in the six-month periods ended December 30, 2006 and December 31, 2005 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

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

A summary of the status of the Company’s outstanding stock options as of December 30, 2006 and activity during the three month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance - Options Outstanding at July 1, 2006	606,613	$20.29
Granted	750,000	1.40
Exercised	—	—
Expired/Forfeited	(960)	302.81
Options outstanding, December 30, 2006	1,355,653	$9.64	6.44 years

Options exercisable, December 30, 2006	328,153	$34.46	8.72 years

As of December 30, 2006 there was $1.2 million of total unrecognized compensation cost related to stock options. There were no exercises of stock options during the six-month periods ended December 30, 2006 and December 31, 2005.

During fiscal 2006, the Company granted 2,715,022 common stock warrants to certain employees, contractors, and other vendors for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

During the six months ended December 30, 2006, the Company issued 28,252,492 common stock warrants primarily related to the CD&L acquisition and related transactions. These warrants were valued at approximately $28.5 million based on valuation from a third party valuation consultant and the use of the Black-Scholes valuation model. A summary of the status of the Company’s common stock warrants outstanding as of December 30, 2006 and activity during the six-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance - Warrants Outstanding Beginning of Period	1,532,040	$4.34
Granted	28,252,492	$1.41
Exercised	—	$—
Forfeit/Expired	(11,374)	$152.31

Warrants outstanding, December 30, 2006	29,773,158	$1.50	3.50 years

Warrants exercisable, December 30, 2006	29,773,158	$1.50	3.50 years

3. ACQUISITION OF CD&L, INC. AND RELATED TRANSACTIONS:

On July 3, 2006, the Company, its wholly owned subsidiary CD&L Acquisition Corp (“Merger Sub”) and CD&L, entered into an agreement and plan of merger (the “Merger Agreement”) to acquire CD&L. CD&L was another leading provider of time-definite logistics services. The Merger Agreement provided that, at the closing, following CD&L shareholder approval, Merger Sub would be merged with and into CD&L (the “Merger”), with each then-outstanding share of common stock of CD&L being converted into the right to receive $3.00 per share in cash. As a result of the Merger, which closed on August 17, 2006, CD&L became a wholly owned subsidiary of the Company. Contemporaneously with the signing of the Merger Agreement, the Company:

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

In addition, the Company assumed a contingent liability to make a maximum of $3.5 million in payments under the change of control provisions of the employment agreements of four former CD&L executives within 110 days of the receipt of their letters of resignation, which must be tendered before August 17, 2007, one year following the Merger closing. On August 17, 2006, three of the four former CD&L executives submitted letters of resignation. In accordance with the change of control provisions of the applicable employment agreements, a total of $2.6 million will be paid to the three executives in January 2007. This amount was accounted for as an addition to the purchase price for CD&L.

The purchase price for CD&L was determined in negotiations with the Board of Directors of CD&L and the holders of CD&L’s Series A Convertible Preferred Stock. The $3.00 price paid for most CD&L common shares represented a 34% premium to the closing market price of CD&L common shares on June 23, the day the final terms of the transaction were agreed. We believe the acquisition of CD&L will result in several economic benefits that will support the recognition of goodwill in excess of the value of the tangible and identifiable intangible assets acquired. The determination of the value of CD&L’s tangible and intangible assets and goodwill has been determined by management with the assistance from independent valuation consultants and included in these financial statements.

Senior Notes

On July 3, 2006, the Company issued $78.2 million in aggregate principal amount of 12% Senior Secured Notes due 2010 (the “Senior Notes”) in a private placement transaction pursuant to an indenture dated as of July 3, 2006 among the Company, certain of its subsidiaries and Wells Fargo, N.A., as trustee. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share. See Note 7 – Long-Term Debt.

Warrants

As part of the Units, the Company issued warrants to purchase an aggregate of 26,980,725 shares of Velocity common stock at an initial exercise price of $1.45 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of Velocity common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

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

Series Q Convertible Preferred Stock

In addition to the sales of Series Q Preferred Stock discussed above, the Company also issued on July 3, 2006 an aggregate of 277,770 shares of Series Q Preferred Stock in consideration of services, determined by the Company to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to Velocity. See Note 8 – Shareholders’ Equity for further discussion of the terms of the Series Q Preferred Stock.

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

Shortly after consummations of such purchases, Velocity provided notice of conversion of the Preferred Stock, effective as of July 11, 2006, into an aggregate of 3,937,010 shares of the CD&L’s common stock, and exercised the 506,250 warrants on a cashless basis for an aggregate exercise price of $506.25, so that it received 506,075 shares of common stock. As a result, under the Preferred Purchase Agreements, Velocity acquired, in the aggregate, 5,099,253 shares of CD&L’s common stock.

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

CD&L Voting Agreements

As a condition to entering into the Merger Agreement and the Debenture Purchase Agreement, Velocity required that certain officers, directors, and other shareholders enter into a voting agreement. Under the voting agreement each such stockholder agreed to vote in favor of the merger and the Merger Agreement and against any action which would result in a breach of the Merger Agreement or voting agreement. The voting agreement also provided that such stockholders would vote against any extraordinary corporate transaction, sale or transfer of assets, change to the Board of Directors, change in capitalization, charter or bylaws, change to the structure or business of CD&L, or any other action which would potentially interfere, delay or adversely effect the merger or transactions contemplated thereby. The prohibition did not apply to a vote for a competing merger offer that the CD&L Board of Directors determined to be on more favorable terms than the Velocity Merger Agreement, provided that the CD&L Board of Directors recommended that the stockholders not approve the merger transaction with Velocity. The voting agreement terminated upon the effective date of the merger.

CD&L Seller-Financed Debt

Contemporaneously with the Company’s merger with CD&L, the Company was obligated under the Indenture for the Company’s 12% Senior Secured Notes to satisfy all indebtedness of CD&L. That indebtedness included four promissory notes in an aggregate principal amount of approximately $1,600,000 (the “CD&L Seller Notes”) and a letter of credit issued by Bank of America for the account of CD&L in the approximate amount of $3,800,000 (the “CD&L Letter of Credit”). In addition, the Company chose to cash collateralize the CD&L Letter of Credit until December 22, 2006, when it put in place a working capital line of credit under which a replacement letter of credit was issued. See Note 10 – Revolving Credit Facility for further discussion of the terms of the new revolving credit facility.

Purchase Accounting

The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of CD&L from July 3, 2006. The Company recorded a minority interest for the portion of CD&L not controlled for the period from July 3, 2006 to August 17, 2006 when the minority interest was acquired. The combined purchase price of $63.2 million is comprised of $52.1 million in cash, 2,465,418 shares of common stock valued at $1.40 per share on July 3, 2006, 3,205 12% senior secured notes due 2010 with attached warrants (see Note 7) valued at $2.9 million, and transaction costs of $4.7 million. The purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company engaged a third party to assist with the valuation of certain acquired intangibles. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $28.5 million was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date.

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash	$531
Accounts receivable	28,745
Prepaid expenses and other current assets	3,300

Total current assets	32,576
Fixed assets	3,228
Goodwill	28,506
Intangible assets:
Customer relationships	28,900
Non compete agreements	1,900

Total intangible assets	30,800
Other assets	741

Total assets	95,851

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	17,339
Short term borrowings	13,371
Current maturities of long-term debt	542

Total current liabilities	31,252
Other liabilities	1,425

Total liabilities:	32,677

Net assets acquired	$63,174

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

The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the acquisition of CD&L had been consummated on July 2, 2006 and July 3, 2005 under the purchase method of accounting (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenue	$102,272	$107,503	$213,366	$217,184

Net loss	$(13,371)	$(6,170)	$(23,807)	$(14,528)

Basic and diluted net loss per share	$(0.61)	$(0.52)	$(1.97)	$(1.96)

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

4. RESTRUCTURING

During the first quarter of fiscal 2007, in connection with the integration of CD&L into Velocity, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of approximately 40 operating centers for closure. In connection with this integration plan, the Company recorded a restructuring charges of approximately $953,000 related to severance costs, $57,000 in retention incentives and $98,000 in lease termination costs related to five facilities which closed during the three months ended September 30, 2006. In addition, a charge of approximately $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs and losses associated with excess facilities.

During the second quarter of fiscal 2007, the Company experienced greater than expected attrition in staff. As a result, management re-evaluated its reserve for severance and adjusted it by approximately $559,000, and experienced additional adjustments from changes in estimates of another $39,000. In connection with ongoing integration, the Company recorded an additional $86,000 in retention incentives, and $1,251,000 in lease termination costs related to additional facilities which closed during the three months ended December 30, 2006.

Approximately $X.X million of the liability remained accrued at December 30, 2006, which is included with current accrued liabilities.

	Restructuring Liabilities July 1, 2006	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities December 30, 2006
Employee termination benefits	$161	$1,098	$(21)	$(598)	$640
Lease termination costs	266	1,349	(281)	86	$1,420
Other	90	—	—	(90)	—

	$517	$2,447	$(302)	$(602)	$2,060

5. PREPAID WORKERS’ COMPENSATION AND AUTO LIABILITY INSURANCE

The Company is a member of a captive insurance company (the “Captive”) with a self-insured retention of $500,000 per claim. A portion of the premium payments made to the Captive includes amounts to prepay member-specific losses and a risk-sharing layer of the Captive. If losses of a member of the Captive exhaust the funds that the member is required to pay to the Captive for a given policy year, the excess losses are shared among all other members of the Captive on a proportional basis based on member premiums. The maximum amount any member could be required to pay for any policy year is limited to approximately 150% of the amount of the annual premium. Any unused loss funds are returned to the member when the policy year has matured and is closed out. The Captive engages independent experts to value all losses. Each member is required to provide a letter of credit or a cash deposit to guarantee its potential obligations. In the past, CD&L provided a letter of credit supported by its revolving credit facility. Under the terms of the CD&L merger and the related financing transactions, the existing revolving credit facilities for both CD&L and Velocity were paid in full and terminated and the letter of credit with the Captive was replaced by cash collateral of $3,492,000 in the first quarter.

In December 2006, the Company secured a new revolving credit facility and provided a replacement letter of credit to the Captive. The Captive returned $3,492,000 in cash to the Company.

6. ASSETS HELD FOR SALE - VEHICLES

Vehicles held by Peritas have been classified as assets held for sale on the consolidated balance sheet. The vehicles are being sold over a period of nine months in order to prevent a scenario in which the used vehicle market is not flooded with all of the trucks driving prices down.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 30, 2006	July 1, 2006
	(Amounts in thousands)
12% Senior Secured Notes	$50,780	$—
Revolving note	—	20,547
Senior subordinated note	—	5,587
Variable interest entity note	785	1,117
Other	1,453	297

	53,018	27,548
Less current maturities	(1,321)	(1,363)

Total Long Term Debt	$51,697	$26,185

Senior Notes

On July 3, 2006, the Company issued $78.2 million in aggregate principal amount of 12% Senior Secured Notes due 2010 (the “Senior Notes”) in a private placement transaction pursuant to an indenture dated as of July 3, 2006 among the Company, certain of its subsidiaries and Wells Fargo, N.A., as trustee. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share.

$46.9 million of the net proceeds of the offering of the Senior Notes and related warrants were allocated to the Senior Notes and $26.9 million of the net proceeds were allocated to the warrants based on their relative fair values. The Company will accrete the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method.

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

Holders of Senior Notes have the right to cause the Company to redeem subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility), at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause the Company to redeem subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility), at par, up to an additional 25% of the original principal amount of Senior Notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for Velocity common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

The indenture contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, the Company must maintain $7.5 million in cash and cash equivalents for the first twelve months following the acquisition of CD&L, increasing by $1.0 million on each anniversary thereafter until the maturity date, July 2010, and $30 million in accounts receivable for the first twelve months following the acquisition of CD&L, $31 million following the first anniversary, and increasing by $2.0 million on each anniversary thereafter until the maturity date, July 2010.

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

On December 22, 2006, the indenture was amended to permit the Company to enter into the new revolving credit facility and to modify certain other provisions of the Senior Notes, such as to limit the ability of holders of the Senior Notes to cause the Company to redeem the Senior Notes based on the Company’s consolidated cash flow if there are then outstanding any obligations under the revolving credit facility.

Comerica Loan and Security Agreement

On November 14, 2004, a loan and security agreement was entered into by and between Comerica Bank (“Comerica”) and Peritas. Under the terms of this agreement, Comerica agrees to make equipment advances to Peritas in an aggregate amount not to exceed (a) $1,900,000 until such time as Comerica has received satisfactory evidence from Peritas that each borrowing subsidiary of Peritas has qualified to do business in the jurisdiction(s) in which they conduct business; and (b) $3,000,000 thereafter. Peritas was entitled to request equipment advances at any time from the date of the agreement through March 19, 2005. Each equipment advance amount (a) was a minimum of $100,000 and (b) did not exceed 100% of the lesser of (i) the invoice amount or (ii) the estimated value of the vehicles at auction established pursuant to a third-party appraisal in accordance with the terms of the agreement.

Interest on the equipment advances accrues at a rate of prime plus 1% and is due on the first calendar day of each month during the term of the agreement. Any equipment advances outstanding on March 19, 2005 are payable in forty-two equal monthly installments of principal, plus all accrued interest, beginning on first business day following March 19, 2005 and continuing on the same days of each month thereafter through July 19, 2008, at which time all amounts due in connection with the equipment advances and all other amounts due under this agreement, shall be immediately due and payable. At December 30, 2006, the outstanding principal balance in connection with this agreement was $776,000 with accrued interest of $6,000.

Under the terms of the agreement, Peritas is required to maintain certain financial ratios and comply with other financial conditions. This agreement also prohibits Peritas from incurring certain additional indebtedness, limits certain investments and restricts substantial asset sales and certain distributions. As of December 30, 2006, Peritas was in compliance with the debt covenants.

Refinancing of Revolving Credit Facility

Prior to July 3, 2006, the Company maintained a revolving credit facility with Bank of America/Fleet Capital Corporation (the “Senior Lender”) that allowed for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. Interest was payable monthly at a rate, which was adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25%, or, at the Company’s election, at LIBOR plus 3.25%. On July 3, 2006, the credit facility was refinanced with the proceeds from the Unit offering (discussed above). In connection with the July 3, 2006 debt financing, the Company expensed the remaining unamortized finance costs of $1.7 million related to the old debt.

Refinancing of Senior Subordinated Note

The Company also maintained a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Convertible Preferred Stock.

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

9. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of approximately $13.2 million for the first six months of fiscal year 2007 and had working capital of approximately $6.2 million at December 30, 2006.

Historically, the Company has financed its operations and has met its capital requirements primarily through a combination of private and public issuances of equity securities, bank borrowings and cash generated from operations. As a result of the CD&L acquisition and related transactions, the Company has $78 million in outstanding senior notes. The Company believes that, barring any unforeseen changes, its existing cash, amounts available under its revolving credit facility, and cash expected to be generated from operations will be sufficient to fund its operations, capital expenditures and provide adequate working capital through the end of fiscal year 2007.

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

•

acquired approximately 49% of CD&L’s outstanding common stock in consideration for which the Company issued 3,205 Units valued at their par value of $2.9 million, 2,465,418 shares of common stock valued at $3.4 million or $1.30 per share, equal to the closing price of common shares on the day the final terms of the transaction were agreed; and paid $19.0 million in cash, pursuant to purchase agreements entered into with the holders of certain of CD&L’s convertible debentures and convertible preferred stock;

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

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $106.4 million. Approximately $53.1 million of the proceeds were used to finance the CD&L acquisition, $37.3 million was used to repay CD&L and our indebtedness and $16.0 million was retained for general corporate purposes. As of December 30, 2006, the Company had $9.7 million in cash and $4.9 million in available borrowings under its revolving credit facility. See Note 10—Revolving Credit Facility.

10. REVOLVING CREDIT FACILITY

On December 22, 2006, the Company and some its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable and (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit agreement, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement. The borrowers’ obligations are joint and several. The revolving credit agreement provides for up to $25 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. Initially the Company can borrow up to $12.0 million, including letters of credit. The Company may increase borrowings to $25.0 million upon the achievement of certain financial performance measures. At closing, the lender issued two letters of credit: one for $3 million to secure the Company’s and its subsidiaries’ cash management obligations with respect to bank accounts maintained by the Company and its subsidiaries with Wells Fargo Bank, N.A. and a second for $3.5 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverages.

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The Company’s borrowing rate at December 30, 2006 was 8.25%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. In addition to paying interest on outstanding borrowings under the revolving credit agreement, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement.

The revolving credit agreement contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability, to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the revolving credit agreement), measured on a month-end basis at the end of each calendar quarter, and to certify compliance on a quarterly basis. At December 31, 2006, in accordance with the terms of the agreement, the Company had $4.9 million in available borrowings.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the six-month periods ended December 30, 2006 and December 31, 2005 were as follows:

	Six Months Ended
	December 30, 2006	December 31, 2005
Healthcare	26.2%	21.0%
Office Products	24.9%	31.3%
Financial services	18.1%	17.5%
Commercial	10.7%	12.2%
Transportation and logistics	8.2%	6.7%
Retail and consumer products	7.6%	4.4%
Energy	2.3%	5.1%
Technology	2.0%	1.8%

The mix of revenue in the six-month period ended December 30, 2006 reflects the combination with CD&L. CD&L’s historically greater weighting in healthcare, retail, and transportation and logistics resulted in the relative increase in those categories, whereas CD&L’s lower weighting in office products, commercial and energy caused the relative decrease in those categories compared to the legacy Velocity business in the prior year. The companies had comparable weightings in the financial services and technology industries.

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

In 2005, the Company conducted an analysis of its route profitability that indicated the Company was operating in a number of locations that did not have sufficient customer density for the Company to profitably deliver its targeted service levels. As a result, at the end of the third quarter of fiscal 2005, the Company closed over 40 of its locations (primarily smaller facilities in low density areas), terminated several unprofitable customer contracts and reduced employee headcount by approximately 200. At that time, the Company recorded a charge of $602,000 related to the restructuring, mostly reflective of severance costs. During the final quarter of fiscal 2005, the Company ceased use of most of the named facilities and recorded an additional $550,000 in net lease contract termination costs and fixed asset impairments, recorded $100,000 in severance costs and recorded an estimated $300,000 charge to recognize the cost of service contracts that had no future economic benefit to the Company. During the third quarter of fiscal 2006, the Company recorded a charge of $300,000 related to severance and benefits for approximately 120 employees and revised its estimates of previously recorded costs and losses associated with excess facilities. For fiscal 2006, the Company’s revenue declined largely due to lower volume experienced as a result of the restructuring implemented at the end of the Company’s third quarter of fiscal 2005, as described in more detail below. The revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $20.0 million. For more information, see Note 4 (Restructuring) to the Company’s consolidated financial statements for the year ended July 1, 2006.

The Company expects to incur costs relating to the CD&L integration as described above. In the six months ending December 30, 2006, the company recorded a charge of approximately $326,000 associated with the reduction of force, $143,000 in retention bonuses and $1,349,000 in lease contract termination costs associated with the integration. To date 32 locations have been vacated as a result of facility consolidations. It is anticipated that the Company will consolidate facilities in approximately 6 additional cities and will incur additional lease contract termination costs when “cease use” criteria is achieved.

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

The acquisition of CD&L will have a significant impact on the combined SG&A, with an expected savings of $21.9 million. These expected savings represent a subset of the total estimated savings described above under “–CD&L Acquisition and Related Transactions.” As operational sites integrate, it is anticipated that there will be savings of $4.9 million of occupancy costs and $7.1 million through elimination of duplicate branch management and staff. With the consolidation of the corporate functions, the Company expects to have staff reductions in the finance, accounting, and IT departments of $3.0 million and an additional $2.6 million reduction in management and sales compensation. In addition, $4.9 million of the savings are anticipated in the reduction of corporate insurance, professional fees, travel, and board fees. To date, we believe staffing reductions have resulted in approximately $6.7 million of expected annual cost savings.

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

Historical Results of Operations

Three Months Ended December 30, 2006 Compared to Three Months Ended December 31, 2005

Revenue for the quarter ended December 30, 2006 increased by $53.0 million, or 107.4%, to $102.3 million from $49.3 million for the quarter ended December 31, 2005. The increase in revenue for the quarter ended December 30, 2006 compared to the same period last year was the result of adding approximately $56.0 million of revenue due to the acquisition of CD&L, which was partially offset by the loss of approximately $5.0 million of revenue resulting from losing two customers, a major office supply customer and a significant bank customer, in the current period. The inclusion of results from Peritas in the current quarter accounted for $0.1 million of the increase in revenue.

Cost of services for the quarter ended December 30, 2006 increased by $45.2 million, or 128.8%, to $80.3 million, from $35.1 million for the quarter ended December 31, 2005. The increase was primarily due to the acquisition of CD&L which added approximately $43.0 million in cost of services, reflecting lower margins on CD&L revenue. In addition, higher cost of services also reflects costs required with maintaining high customer service levels while simultaneously accomplishing our field integration objectives, with the largest variances in payments to drivers and messengers, purchased transportation, and warehouse costs. In addition, the Company incurred expenses to convert CD&L “guaranteed” driver settlement practices to Velocity’s activity-based driver settlement model. Furthermore, 2005 insurance costs were lower than the current period because of reductions recorded last year to insurance claim reserves. The inclusion of results from Peritas in the current quarter accounted for $0.2 million of the increased cost.

Gross margin, as a result of the increase in cost of services, declined from 28.8% in the quarter ended December 31, 2005 to 21.5% in the quarter ended December 31, 2006 due to the combination of reasons stated above.

Occupancy charges for the quarter ended December 30, 2006 increased by $1.2 million, or 38.7%, to $4.4 million from $3.1 million for the quarter ended December 31, 2005. Approximately $1.8 million of the change was due to the acquisition of CD&L. As part of the acquisition of CD&L, the Company ended up with duplicate facilities in numerous locations. As part of the integration of those facilities, the Company has realized $0.5 million in reduced occupancy costs to date. As a percentage of revenue, occupancy costs have decreased by 2.1%, from 6.4% to 4.3%.

Selling, general and administrative expenses for the quarter ended December 30, 2006 increased $9.3 million, or 76.5%, to $21.5 million or 21.0% of revenue as compared with $12.2 million or 24.7% of revenue for the quarter ended December 31, 2005. The increase in SG&A expenses for the quarter resulted primarily from the acquisition of CD&L, which added approximately $9.5 million in additional expenses. In addition, increased legal fees contributed to the increase in SG&A. As a percentage of revenue, lower personnel costs and savings due to new telecommunications contracts and expense control of travel and supplies contributed to reducing total SG&A expense by 2.5%.

The restructuring and asset impairments expense for the quarter ended December 30, 2006 was $0.7 million, reflecting approximately $1.3 million in lease termination costs related to additional facilities closings offset by a $0.6 million adjustment to a previously recorded liability for expected severance costs as the Company experienced greater than expected attrition of staff. The current quarter adjustment is partly offset by charges of $0.1 million related to retention incentives as part of the integration of CD&L, and an increase of $1.4 million related to lease termination costs associated with additional facilities which closed during the integration of CD&L. There was no expense in the prior year quarter.

Transaction and integration costs of $2.2 million for the quarter ended December 30, 2006 primarily reflected outside consultants, success bonuses and travel costs related to the integration of the CD&L operations.

Depreciation and amortization expense increased by $0.8 million, or 75.6%, to $1.8 million, or 1.8% of revenue for the quarter ended December 30, 2006 as compared to $1.0 million, or 2.1% of revenue for the quarter ended December 31, 2005. The amortization of intangible assets contributed $0.8 million to the total expense for the current quarter. The intangible assets were recorded as part of the purchase of CD&L and consist primarily of customer relationships and non-compete agreements.

Net interest expense for the quarter ended December 30, 2006 increased by $3.2 million to $4.5 million from $1.2 million for the quarter ended December 31, 2005. In 2005, the interest related primarily to the Company’s then existing revolving credit facility and subordinated debt. With the replacement of that debt with the Senior Notes, the Company’s interest expense for the quarter was comprised of $2.1 million of interest on the Senior Notes and non-cash expense of $2.4 million that includes amortization of deferred financing charges and accretion of the debt discount relating to the warrants that were issued as a part of the Senior Notes Unit offering. In addition, interest income, net of miscellaneous interest was $0.3 million for the current quarter.

Other income (expense) for the quarter ended December 31, 2006 included a fair market value adjustment of $0.2 million related to the present value of a settlement liability. Other income for the prior year quarter included a comparable adjustment which was more than offset by miscellaneous income.

As a result of the above, the Company recorded a net loss of $13.4 million for the quarter ended December 30, 2006 compared to a net loss of $3.6 million in the quarter ended December 31, 2005.

Net loss applicable to common stockholders was $15.2 million for the quarter ended December 30, 2006 compared to $5.6 million for the quarter ended December 31, 2005. For the December 30, 2006 quarter, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock and the related non-cash beneficial conversion on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the quarter ended December 31, 2005, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sale of the Series P Convertible Preferred Stock and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O and Series P Convertible Preferred Stock.

Six Months Ended December 30, 2006 Compared to Six Months Ended December 31, 2005

Revenue for the six months ended December 30, 2006 increased by $111.5 million or 109.5% to $213.4 million from $101.9 million for the six months ended December 31, 2005. The increase in revenue for the six months ended December 30, 2006 compared to the same period last year was the result of adding approximately $116.0 million of revenue due to the acquisition of CD&L which was partially offset by the loss of approximately $7.5 million of revenue resulting from losing two customers, a major office supply customer and a significant bank customer, in the second quarter of 2006 combined with the decrease of remaining residual revenue in the first quarter of 2006 that resulted from a restructuring completed during the fourth period of 2005. Approximately $2.5 million of revenue was realized in the six months ended December 2005 from customers’ running out their contractual termination periods. The inclusion of results from Peritas in the current period accounted for $0.3 million of the increase in revenue.

Cost of services for the six months ended December 30, 2006 increased by $90.6 million, or 123.6%, to $163.8 million, from $73.2 million for the six months ended December 31, 2005. The increase was primarily due to the acquisition of CD&L which added approximately $89.0 million in cost of services reflecting lower margins on CD&L revenue. In addition, higher cost of services also reflects costs associated with maintaining high customer service levels while simultaneously accomplishing our field integration objectives, with the largest variances in payments to drivers and messengers, purchased transportation, and warehouse costs. In addition, the Company incurred expenses to convert CD&L “guaranteed” driver settlement practices to Velocity’s activity-based driver settlement model. Furthermore, 2005 insurance costs were lower than the current period because of reductions recorded last year to insurance claim reserves. The higher cost of services was partially offset by a decrease of approximately $5.0 million largely due to the reduced revenue from the loss of two customers. The inclusion of results from Peritas in the current period accounted for $0.3 million of the increase cost.

Gross margin, as a result of the increase in cost of services, declined from 28.0% in the six-month period ended December 31, 2005 to 23.2% in the comparable period ended December 30, 2006 due to the combination of reasons stated above.

Occupancy charges for the six-month period ended December 30, 2006 increased by $3.0 million, or 49.4%, to $9.0 million as compared to $6.0 million for the six months ended December 31, 2005. Approximately $3.5 million of the increase resulted from the acquisition of CD&L. As part of the acquisition of CD&L, the Company ended up with duplicate facilities in numerous locations. As part of the integration of those facilities, the Company has realized $0.5 million in reduced occupancy costs to date. As a percentage of revenue, occupancy costs have decreased 1.7%, from 5.9% to 4.2%, as compared to 2005 six-month period.

Selling, general and administrative expenses for the six months ended December 30, 2006 increased by $18.4 million, or 72.0%, to $43.8 million or 20.6% of revenue, as compared with $25.5 million or 25.0% of revenue for the six months ended December 31, 2005. The increase in SG&A resulted primarily from the acquisition of CD&L, which added approximately $21.0 million, in additional expenses. Reductions in bad debt expense, lower audit and other professional fees partly offset the increase. As a percentage of revenue, lower personnel costs and savings due to new telecommunications contracts and expense control of travel and supplies contributed to reducing total SG&A expense as a percentage of revenue by 4.5%.

Transaction and integration costs of $4.0 million for the six months ended December 30, 2006 primarily reflected outside consultants, success bonuses and travel costs related to the integration of the CD&L operations.

The restructuring and asset impairments expense for the six-month period ended December 30, 2006 was $1.9 million. There was no comparable expense during the first six months of 2005. Of the expense recorded in the current period $0.4 million was associated with severance and retention incentives as part of the integration of CD&L and $1.3 million was the result of lease terminations as part of the CD&L integration.

Depreciation and amortization expense increased by $1.8 million, or 85.8%, to $3.9 million for the six months ended December 30, 2006 as compared to the prior-year six-month period. The amortization of intangible assets recorded as part of the purchase of CD&L contributed $1.6 million to the increase from the prior year.

Net interest expense for the six-month period ended December 30, 2006 increased by $8.3 million to $10.6 million from $2.3 million for the six-month period ended December 31, 2005. In 2005, the interest related primarily to the Company’s then existing revolving credit facility and subordinated debt. With the replacement of that debt with the Senior Notes, the Company’s interest expense for the current six month period was comprised of $4.1 million of interest on the Senior Notes and non-cash expense of $6.8 million that includes amortization of deferred financing charges and accretion of the debt discount relating to the warrants that were issued as a part of the Senior Notes Unit offering. In addition, interest income, net of miscellaneous interest was $0.6 million for the current six-month period.

Other income (expense) was de minimus for the six-month period ended December 31, 2006 versus $0.6 million of other income for the six months ended December 31, 2005.

As a result of the above, the Company recorded a net loss of $24.2 million for the six-month period ended December 30, 2006 compared to a net loss of $7.1 million in the comparable period ended December 31, 2005.

Net loss applicable to common stockholders was $46.5 million for the six-month period ended December 30, 2006 compared with $12.2 million for the comparable period ended December 31, 2005. For the six-month period ended December 30, 2006, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the comparable period ended December 31, 2005, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sales of the Series O and Series P Convertible Preferred Stock and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O and Series P Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

Historically, the Company has financed its operations and has met its capital requirements primarily through a combination of private and public issuances of equity securities, bank borrowings and cash generated from operations. As a result of the CD&L acquisition and related transactions, the Company had $78 million in outstanding Senior Notes. The Company believes that, barring any unforeseen changes, its existing cash, cash expected to be generated from operations and the Company’s new revolving credit facility will be sufficient to fund its operations, capital expenditures and provide adequate working capital through the next 12 months.

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

Operating Activities, Investing Activities & Financing Activities

During the six-month period ended December 30, 2006, the net increase in cash was $8.0 million compared to a net decrease of $4.0 million during the comparable period ended December 31, 2005. As reported in our consolidated statements of cash flows, the increase (decrease) in cash during the six-month periods ended December 30, 2006 and December 31, 2005 is summarized as follows (in thousands):

	Six Months Ended
	December 30, 2006	December 31, 2005
Net cash used in operating activities	$(8.484)	$(9,887)
Net cash used in investing activities	(51,825)	(688)
Net cash provided by financing activities	68,304	6,545

Total increase (decrease) in cash	$7,995	$(4,031)

Cash used in operations was $8.5 million for the six-month period ended December 30, 2006. This use of funds was comprised of a net loss of $24.2 million offset by non-cash expenses of $11.8 million and by net cash provided as a result of working capital changes of $3.9 million. Cash generated in working capital includes a reduction of accounts receivable of $5.4 million, reflecting continued focus on the service delivery and collections processes, offset by a $0.8 million decrease in accounts payable/accrued liabilities and a $0.6 million increase in prepaid workers compensation and auto liability insurance.

Cash used in investing activities was $51.8 million for the six-month period ended December 30, 2006 and consisted primarily of $51.6 million of net cash used for the acquisition of CD&L and $0.6 million of capital expenditures for the Company’s continued development and implementation of cost savings and driver efficiency technology solutions initiatives. This was partly offset by $0.4 million of cash provided from asset sales.

Cash provided from financing activities for the six-month period ended December 30, 2006 amounted to $68.3 million. The primary sources of cash were net proceeds of $63.6 million from the issuance of Senior Notes, $42.5 million from the issuance Series Q Convertible Preferred Stock and net proceeds of $0.5 million from the Company’s new revolving credit facility. This was offset by the $29.9 million to repay the Company’s and CD&L’s then existing revolving credit facilities, $5.8 million to repay the Company’s subordinated debt, and $1.5 million to repay CD&L seller financed debt. The Company sold 75,000 Units for $70.7 million, net of a $4.3 million discount for the first semi-annual interest payment. Each Unit is comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of common stock at an initial exercise price of $1.45 per share. $7.1 million of fees associated with the placement of the Senior Notes were netted against the cash generated. The Company sold 4,500,000 shares of Series Q Convertible Preferred Stock, each of which was initially convertible into 9.0909 shares of common stock preferred stock for $45.0 million. $2.2 million in fees associated with the placement of these shares are netted against the cash generated.

Revolving Credit Facility

On December 22, 2006, the Company and some its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Company’s indenture and (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit Agreement, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement.

The borrowers’ obligations are joint and several. The revolving credit agreement provides for up to $25.0 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. Initially the Company can borrow up to $12.0 million including letters of credit. The Company may increase borrowings to $25.0 million upon the achievement of certain financial performance measures. At closing, the lender issued two letters of credit: one for $3.0 million to secure the Company’s and its subsidiaries’ cash management obligations with respect to bank accounts maintained by the Company and its subsidiaries with Wells Fargo Bank, N.A. and a second for $3.5 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverages.

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. In addition to paying interest on outstanding borrowings under the revolving credit agreement, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement.

The revolving credit agreement contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability, to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the revolving credit agreement), measured on a month-end basis at the end of each calendar quarter, and to certify compliance on a quarterly basis. See note 10.

CD&L Transactions

In connection with the CD&L acquisition, the Company issued Units, consisting of the senior secured notes and warrants, and Series Q Preferred Stock. The issuance was effected as a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Senior Notes

The Senior Notes were issued pursuant to the Indenture dated as of July 3, 2006 between the Company and Wells Fargo Bank, N.A., as trustee. The Senior Notes bear interest at an annual rate of 12%. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes issued, with proceeds derived from the sale of the Company’s capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the senior secured notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Holders of Senior Notes have the right to cause the Company to redeem, subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility), at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause the Company to redeem, subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility), at par, up to an additional 25% of the original principal amount of Senior Notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for the Company’s common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

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

The Senior Notes are guaranteed by the Company’s domestic subsidiaries and are secured by a first-priority lien on collateral consisting of substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets. The trustee is required by the Indenture to subordinate the lien securing the Senior Notes to the lien securing a working capital facility if the Company enters into such a facility in compliance with the terms of the indenture. The indenture contains customary events of default.

On December 22, 2006, the indenture was amended to permit the Company to enter into the new revolving credit facility and to modify certain other provisions of the Senior Notes, such as to limit the ability of holders of the Senior Notes to cause the Company to redeem the Senior Notes based on the Company’s consolidated cash flow if there are then outstanding any obligations under the revolving credit facility.

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

Commitments and Significant Contractual Obligations

As of December 30, 2006, the Company had outstanding operating lease commitments of $24 million, payable over multiple years. Some of these commitments were for space that was no longer being used, which resulted in restructuring charges of $98,000 during the six-month period ended December 30, 2006. The Company has entered into subleases for some of this excess space and are in the process of attempting to sublease such space, but it is considered unlikely that any sublease income generated will offset the entire future commitment.

As of December 30, 2006, the Company’s significant future contractual obligations and payments by fiscal year were as follows (in thousands):

	Payments Due By Period
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Operating leases	$5,531	$7,585	$4,125	$2,768	$902	$755	$21,666
Capital leases	139	263	252	247	243	447	1,591
Debt	1,165	—	—	50,780	—	—	51,945

Total	$6,835	$7,848	$4,377	$53,795	$1,145	$1,202	$75,202

The following table presents information regarding available commercial commitments and their expiration dates by fiscal year (in thousands)

	Expiration by period
	2007	2008	2009	2010	2011	Thereafter	Total
Commitment
Line of credit	$650	$—	$—	$—	$—	$—	$650

Total	$650	$—	$—	$—	$—	$—	$650

Variable Interest Entities

Peritas LLC (“Peritas”) was formed in 2004 by MCG Global, then one of our largest investors, with a strategic objective of acquiring a fleet of vehicles and to lease such vehicles to independent contractors (“ICs”) to service outsourced customer business endeavors. Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on our behalf and the Company provides administrative services to Peritas, such as collection of vehicle rental fees from ICs for a fee. The accompanying financial statements for the three-month and six-month periods ended December 30, 2006 include revenue of $0.1 million and $0.3 million, respectively and de minimus net income/loss related to Peritas.

Based on Interpretation No.46 of the FASB, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company currently consolidates the results of operations of Peritas as a variable interest entity. For a more complete description of the history of Peritas and the Company’s treatment of it under FIN 46R, see the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2006.

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

As of December 30, 2006, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $75.9 million based on an overall weighted average interest rate of 12.0% and an overall weighted maturity of 3.50 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at December 30, 2006.

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

Our net losses applicable to common stockholders for the six-month periods ended December 30, 2006 and December 31, 2005, were $46.5 million and $12.4 million, respectively. The respective periods’ net losses were $24.2 million and $7.1 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $19.9 million and $5.2 million for the respective periods, and preferred stock dividends paid-in-kind of $2.4 million in the current six-month period. To achieve profitability, we expect we will be required to successfully integrate CD&L and pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

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

To the extent we pursue other acquisitions in the future, the integration risks summarized above could increase. In addition, if we pursue other acquisitions in the future, we would face additional risks, including the following:

•	diversion of management’s time away from managing our business and integrating CD&L, whether or not such pursuits are successful;

•	the possible need to finance such acquisitions with debt or equity, if available to us; and

•	increased legal risks, for example, regarding inherited employee benefit plans and inadequate reserves.

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

For the three and six-month periods ended December 30, 2006, we had one customer that accounted for approximately 11.6% and 11.3% of our revenue, respectively, and our top ten customers in aggregate account for approximately 37% of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2007, the Company lost two customers, a major office supply customer and a significant bank customer, which negatively affected the results of operations for that period.

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

We utilize the services of approximately 6,200 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have a significant amount of debt outstanding. For the quarter ended December 30, 2006, we had $78.2 million in aggregate principal amount of debt outstanding, $0.7 million of revolving credit borrowings and $70.3 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our Senior Notes. As of December 30, 2006, under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture other than a new revolving credit facility (which we entered into), subject to the terms of the indenture.

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

Our senior notes, revolving credit facility and preferred stock contain restrictive covenants that limit our operating and financial flexibility.

The indenture pursuant to which we issued our senior notes and the terms of our revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit or restrict among other things, our ability and the ability of our subsidiaries that are restricted by these agreements to:

•	incur additional debt and issue preferred stock;

•	make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock, prepaying or redeeming debt and making other specified investments;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in business other than our current businesses;

•	consolidate, merge, recapitalize or enter into other transactions that would affect a fundamental change on us; and

•

under certain circumstances, enter into a senior credit facility (or refinance any such facility) without first giving the holders of the senior notes a right of first refusal to provide such financing.

The indenture and the revolving credit facility agreement also contain certain financial covenants under which we must maintain cash and cash equivalents at specified levels and cash, cash equivalents and qualified accounts receivable at specified levels as well as specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage, fixed charge coverage and minimum EBITDA. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture or the revolving credit facility, the holders of secured debt then outstanding, could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The senior notes and the new lenders are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets. We cannot assure you that our assets would be sufficient to repay in full the money owed to these secured debt holders.

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

Our Senior Notes and revolving credit facility mature in 2010. We may not be able to refinance our senior notes or renew or refinance our revolving credit facility; or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or our revolving credit facility, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the credit facility agreement. In addition, our interest expense may increase significantly if we refinance our Senior Notes or our revolving credit facility, on terms that are less favorable to us than the existing terms of our senior notes or the revolving credit facility.

If we fail to achieve certain financial performance targets, we may be required to redeem up to half of our senior notes.

Holders of our senior notes have the right to cause us to redeem, at a redemption price of 100% of the principal amount of the notes, subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility):

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of December 30, 2006, approximately 19.1% of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on February 13, 2007.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
Vincent A. Wasik
Chief Executive Officer

By	/s/ Edward W. Stone
Edward W. Stone
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.2	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto.

4.4	Second Supplemental Indenture, dated as of December 22, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 27, 2006).

4.5	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.6	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.9	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.10	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

Exhibit Number	Description
4.11	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.12	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.13	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.14	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.15	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock.

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock.

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock.

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock.

4.20	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock.

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

Exhibit Number	Description
10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.17	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.18	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.19	Intercompany Subordination Agreement dated, as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.20	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.21	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Section 906 Certification of CEO and CFO.