Form 10-Q
period 2007-03-31
VELOCITY EXPRESS CORP
filed 2007-05-15
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 29,457,695 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2007

PART I.

ITEM 1. FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	March 31, 2007	July 1, 2006
ASSETS
Current assets:
Cash	$8,958	$1,715
Accounts receivable, net of allowance of $2,913 and $3,273 at March 31, 2007 and July 1, 2006, respectively	33,004	14,789
Accounts receivable - other	1,395	1,031
Prepaid workers’ compensation and auto liability insurance	4,408	1,932
Other prepaid expenses and other current assets	1,960	1,167

Total current assets	49,725	20,634

Property and equipment, net	9,199	6,581
Assets held for sale	589	973

Goodwill	72,922	42,830
Intangible assets	28,420	—
Deferred financing costs, net	6,432	1,763
Other assets	2,277	2,872

Total assets	$169,564	$75,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,258	$16,900
Accrued wages and benefits	4,995	2,755
Accrued legal and claims	6,120	4,688
Accrued insurance and claims	2,967	1,802
Accrued interest	3,229	270
Related party liabilities	—	1,430
Other accrued liabilities	3,317	977
Revolving line of credit	5,400	—
Current portion of long-term debt	865	1,363

Total current liabilities	50,151	30,185

Long-term debt, less current portion	53,695	26,185
Accrued insurance and claims	2,178	2,540
Restructuring liabilities	100	111
Other long-term liabilities	4,720	1,563

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 12,838 and 10,321 shares issued and outstanding at March 31, 2007 and July 1, 2006, respectively	70,426	33,243
Common stock, $0.004 par value, 700,000 shares authorized 28,331 and 16,965 shares issued and outstanding at March 31, 2007 and July 1, 2006, respectively	113	68
Stock subscription receivable	(43)	(7,543)
Additional paid-in-capital	371,490	313,489
Accumulated deficit	(383,259)	(324,200)
Accumulated other comprehensive income (loss)	(7)	12

Total shareholders’ equity	58,720	15,069

Total liabilities and shareholders’ equity	$169,564	$75,653

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenue	$98,180	$50,476	$311,546	$152,338

Cost of services	75,999	35,965	239,792	109,202
Depreciation	79	58	155	169

Gross profit	22,102	14,453	71,599	42,967

Operating expenses:
Occupancy	4,423	3,145	13,431	9,174
Selling, general and administrative	19,803	12,102	63,650	37,854
Restructuring charges and asset impairments	975	—	2,880	—
Transaction and integration costs	1,458	—	5,444	—
Depreciation and amortization	1,688	1,036	5,591	3,137

Total operating expenses	28,347	16,283	90,996	50,165

Loss from operations	(6,245)	(1,830)	(19,397)	(7,198)

Other income (expense):
Interest expense, net	(4,630)	(1,168)	(15,256)	(3,511)
Other	(116)	(177)	(130)	472

Loss before income taxes and minority interest	(10,991)	(3,175)	(34,783)	(10,237)

Income taxes	22	1	37	1
Minority interest	—	—	367	—

Net loss	$(11,013)	$(3,176)	$(35,187)	$(10,238)

Net loss applicable to common shareholders	$(13,345)	$(3,915)	$(59,800)	$(16,128)

Basic and diluted net loss per share	$(0.49)	$(0.23)	$(2.42)	$(1.04)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	27,330	16,699	24,696	15,581

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2006	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398	—	$—

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—
Capital distribution	—	—	—	—	—	—	—	—	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—
Offering costs	—	(47)	—	—	—	—	—	—	—	(2,504)
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	316	1,164	—	—	—	—	—	—	—	—
Issuance of Series N Preferred Stock	—	—	82	302	—	—	—	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	27	110	—	—	—	—
Issuance of Series P Preferred Stock	—	—	—	—	—	—	137	458	—	—
Issuance of Series Q Preferred Stock	—	—	—	—	—	—	—	—	4,641	46,410
Issuance of Series Q Preferred Stock for services	—	—	—	—	—	—	—	—	323	3,226
Conversion of Series M Preferred to Common Stock	(1,191)	(4,121)	—	—	—	—	—	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	(150)	(553)	—	—	—	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	(5)	(17)	—	—	—	—
Conversion of Series P Preferred to Common Stock	—	—	—	—	—	—	(1,394)	(4,555)	—	—
Conversion of Series Q Preferred to Common Stock	—	—	—	—	—	—	—	—	(269)	(2,690)
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at March 31, 2007	4,497	$15,614	1,307	$4,296	496	$1,773	1,843	$4,301	4,695	$44,442

See notes to consolidated financial statements.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balance at July 1, 2006	16,965	$68	$(7,543)	$313,489	$(324,200)	$12	$15,069

Stock option and warrant expense	—	—	—	808	—	—	808
Warrants issued	—	—	—	28,500	—	—	28,500
Capital distribution	—	—	7,500	(7,500)	—	—	—
Preferred Stock PIK Dividends	—	—	—	705	(705)	—	—
Offering costs	—	—	—	—	—	—	(2,551)
Issuance of Common Stock	2,778	11	—	3,863	—	—	3,874
Issuance of Series M Preferred Stock	—	—	—	(369)	(795)	—	—
Issuance of Series N Preferred Stock	—	—	—	(138)	(164)	—	—
Issuance of Series O Preferred Stock	—	—	—	(28)	(82)	—	—
Issuance of Series P Preferred Stock	—	—	—	(200)	(258)	—	—
Issuance of Series Q Preferred Stock	—	—	—	(41)	(1,369)	—	45,000
Issuance of Series Q Preferred Stock for services	—	—	—	—	—	—	3,226
Conversion of Series M Preferred to Common Stock	2,090	8	—	4,113	—	—	—
Conversion of Series N Preferred to Common Stock	263	1	—	552	—	—	—
Conversion of Series O Preferred to Common Stock	9	0	—	17	—	—	—
Conversion of Series P Preferred to Common Stock	3,784	15	—	4,540	—	—	—
Conversion of Series Q Preferred to Common Stock	2,442	10	—	2,680		—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	2,448	(2,448)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	971	(971)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	2,381	(2,381)	—	—
Beneficial conversion of Series Q Preferred Stock	—	—	—	14,699	(14,699)	—	—
Net loss	—	—	—	—	(35,187)	—	(35,187)
Foreign currency translation	—	—	—	—	—	(19)	(19)

Comprehensive loss	—	—	—	—	—	—	(35,206)

Balance at March 31, 2007	28,331	$113	$(43)	$371,490	$(383,259)	$(7)	$58,720

See notes to consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES
Net loss	$(35,187)	$(10,238)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	5,746	3,304
Accretion of interest and amortization of debt issue costs	9,213	1,155
Stock option and warrant expense	808	734
Change in fair value of settlement liability	142	345
Provision for doubtful accounts and sales allowances	548	535
Asset impairments	18	—
Loss (gain) on the sale of assets	171	(121)
Change in operating assets and liabilities:
Accounts receivable	9,982	3,917
Other current assets	(812)	153
Other assets	(165)	(61)
Accounts payable	(5,496)	(3,627)
Accrued liabilities	3,035	(4,780)

Cash used in operating activities	(11,997)	(8,684)

INVESTING ACTIVITIES
Proceeds from sale of assets	675	136
Purchases of property and equipment	(1,976)	(1,032)
Acquisition of CD&L (net of cash acquired)	(51,599)	—

Cash used in investing activities	(52,900)	(896)

FINANCING ACTIVITIES
Proceeds from new revolving credit facility, net	4,872	—
Repayments of revolving credit agreements, net	(29,918)	(8,593)
Proceeds from notes payable and warrants, net	63,523	(500)
Payments of notes payable and long-term debt	(8,808)	—
Proceeds from issuance of preferred stock, net	42,471	15,168

Cash provided by financing activities	72,140	6,075

Net change in cash	7,243	(3,505)

Cash, beginning of period	1,715	5,806

Cash, end of period	$8,958	$2,301

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations for the three and nine months ended March 31, 2007 and April 1, 2006, and its cash flows for the nine months ended March 31, 2007 and April 1, 2006 have been included. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The consolidated financial statements for the quarter and nine-month period ended March 31, 2007 include the financial position and results of operations of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). The financial statements of Peritas were not consolidated into the Company’s financial statements for the three and nine-month periods ended April 1, 2006, as the Company was not the primary beneficiary of Peritas during that time. The accompanying financial statements for the three and nine months ended March 31, 2007 include $0.1 million and $0.4 million, respectively, in revenue and $0.1 million and $0.2 million, respectively, of net loss related to Peritas. For a description of the history of Peritas, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Variable Interest Entities”.

Comprehensive Loss – Comprehensive loss was $11.0 million and $3.2 million for the three months ended March 31, 2007 and April 1, 2006, respectively and was $35.2 million and $10.2 million for the nine months ended March 31, 2007 and April 1, 2006, respectively. The difference between net loss and total comprehensive loss in all respective periods related to foreign currency translation adjustments.

New Accounting Pronouncements – In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. There was no impact on the Company’s financial statements during the third quarter of fiscal 2007 related to SAB 108.

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net (loss) per common share:

	Three Months		Nine Months
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Numerator
Net loss	$(11,013)	$(3,176)	$(35,187)	$(10,238)
Beneficial conversion feature for Series N Preferred	(48)	(42)	(2,448)	(223)
Beneficial conversion feature for Series O Preferred	(21)	(23)	(971)	(3,150)
Beneficial conversion feature for Series P Preferred	(23)	(24)	(2,381)	(1,255)
Beneficial conversion feature for Series Q Preferred	(513)	—	(14,699)	—
Series M Preferred dividends paid-in-kind	(542)	(280)	(1,164)	(470)
Series N Preferred dividends paid-in-kind	(190)	(78)	(302)	(283)
Series O Preferred dividends paid-in-kind	(49)	(38)	(110)	(120)
Series P Preferred dividends paid-in-kind	(235)	(254)	(458)	(389)
Series Q Preferred dividends paid-in-kind	(711)	—	(2,080)	—

Net loss applicable to common shareholders	$(13,345)	$(3,915)	$(59,800)	$(16,128)

Denominator for basic and diluted loss per share
Weighted average common stock shares outstanding	27,330	16,699	24,696	15,581

Basic and Diluted Loss Per Share	$(0.49)	$(0.23)	$(2.42)	$(1.04)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. In the three and nine-month periods ended March 31, 2007 and April 1, 2006, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	March 31, 2007	April 1, 2006
	(Amounts in thousands)
Stock options	1,355	1,684
Common stock warrants	29,772	3,128
Convertible preferred stock:
Series M Convertible Preferred	7,892	5,371
Series N Convertible Preferred	2,293	1,359
Series O Convertible Preferred	946	474
Series P Convertible Preferred	5,003	3,100
Series Q Convertible Preferred	42,680	—

	89,941	15,117

Share-Based Compensation Plans

The Company maintains the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which it may grant equity awards to eligible persons. The Company also maintains the 1995 Stock Option Plan (the “1995 Plan”), under which no additional options may be granted. However, the 1995 Plan and all outstanding options thereunder shall remain in effect until such outstanding options have expired or been canceled. The shareholders of the Company have approved the 1995 Plan, the 2000 Plan, and the 2004 Plan. All outstanding options issued in accordance with the 1996 Director Stock Option Plan have expired.

The 2000 Plan and the 2004 Plan combined provide for the issuance of up to 5,034,000 shares. Options may be granted to employees, directors and consultants. The majority of the options vest annually in equal amounts over a two-year period.

The Company had 3,378,487 shares available for grants under the option plans at March 31, 2007.

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the nine months ended March 31, 2007 and April 1, 2006 was $1.30 per share and $1.92 per share, respectively. There were no stock options issued during the three months ended March 31, 2007 or the three months ended April 1. 2006. Expense recognized in the three-month periods ended March 31, 2007 and April 1, 2006 related to these stock options was $0.2 million and $1.1 million, respectively. Expense recognized in the nine-month periods ended March 31, 2007 and April 1, 2006 related to these stock options was $0.8 million and $1.4 million, respectively.

The table below indicates the key weighted average assumptions used in the options and warrant valuation calculations for share based awards granted to employees in the nine months ended March 31, 2007 and April 1, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	March 31, 2007	April 1, 2006
Term	3.91 years	5 years
Volatility	125.3%	127.3%
Dividend yield	0	0
Risk-free interest rate	5.13%	3.85%
Forfeiture rate	0.13%	0.00%

Term - This is the period of time over which the awards granted are expected to remain outstanding. The options and warrants issued in the nine-month periods ended March 31, 2007 and April 1, 2006 have a maximum contractual term of either five or seven years. An increase in the expected term will increase compensation expense.

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2007 and activity during the nine month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance - Options Outstanding at July 1, 2006	606,613	$20.29
Granted	750,000	1.40
Exercised	—	—
Expired/Forfeited	(1,430)	360.23
Options outstanding, March 31, 2007	1,355,183	$9.48	6.19 years	$—

Options exercisable, March 31, 2007	327,683	$33.83	8.48 years	$—

As of March 31, 2007 there was $0.9 million of total unrecognized compensation cost related to stock options. There were no exercises of stock options during the nine-month periods ended March 31, 2007 and April 1, 2006.

During fiscal 2006, the Company granted 2,715,022 common stock warrants to certain employees, contractors, and other vendors for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

During the nine months ended March 31, 2007, the Company issued 28,252,492 common stock warrants primarily related to the CD&L acquisition and related transactions. These warrants were valued at approximately $28.5 million based on valuation from a third party valuation consultant and the use of the Black-Scholes valuation model. A summary of the status of the Company’s common stock warrants outstanding as of March 31, 2007 and activity during the nine-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	1,532,040	$4.34
Granted	28,252,492	$1.41
Exercised	—	$—
Forfeit/Expired	(12,474)	$174.71

Warrants outstanding, March 31, 2007	29,772,058	$1.49	3.25 years	$94

Warrants exercisable, March 31, 2007	29,772,058	$1.49	3.25 years	$94

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

In addition, the Company assumed a contingent liability to make a maximum of $3.5 million in payments under the change of control provisions of the employment agreements of four former CD&L executives within 110 days of the receipt of their letters of resignation, which must be tendered before August 17, 2007, one year following the Merger closing. On August 17, 2006, three of the four former CD&L executives submitted letters of resignation. In accordance with the change of control provisions of the applicable employment agreements, a total of $2.6 million was paid to the three executives in January 2007. This amount was accounted for as an addition to the purchase price for CD&L.

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

Warrants

As part of the Units, the Company issued warrants to purchase an aggregate of 26,980,725 shares of the Company’s common stock at an initial exercise price of $1.45 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of the Company’s common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, the Company also issued warrants on July 3, 2006 to purchase 797,500 shares of the Company’s common stock to affiliates of TH Lee Putnam Ventures L.P., (“THLPV”), in consideration of services provided by one or more of these parties, at an exercise price of $0.01 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our directors.

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

CD&L Series A Preferred Stock, Common Stock and Warrant Purchase Agreements

On July 3, 2006, the Company entered into a Series A Preferred Stock and Warrant Purchase Agreement with BNP Paribas (“Paribas”) and two Series A Preferred Stock, Common Stock and Warrant Purchase Agreements with Exeter Capital Partners IV, L.P. (“Exeter IV”), one of which related to securities purchased on June 30, 2006, by Exeter IV from the United States Small Business Administration as receiver for Exeter Venture Lenders, L.P. (“Exeter I”) and one relating to CD&L’s securities held by Exeter IV prior to that date (collectively, the “Preferred Purchase Agreements”). Under the Preferred Purchase Agreements, Velocity purchased the 393,701 shares of CD&L’s Series A Preferred Stock and the 506,250 warrants from Paribas and Exeter IV and the 656,168 shares of CD&L’s common stock held by Exeter IV.

Shortly after consummations of such purchases, the Company provided notice of conversion of the Preferred Stock, effective as of July 11, 2006, into an aggregate of 3,937,010 shares of the CD&L’s common stock, and exercised the 506,250 warrants on a cashless basis for an aggregate exercise price of $506.25, so that it received 506,075 shares of common stock. As a result, under the Preferred Purchase Agreements, the Company acquired, in the aggregate, 5,099,253 shares of CD&L’s common stock.

CD&L Series A Convertible Subordinated Debenture Purchase Agreement

On July 3, 2006, the Company entered into a Series A Convertible Subordinated Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with the 14 individuals who held all of CD&L’s Series A Convertible Notes in the aggregate principal amount of $4,000,000, including Mark Carlesimo, the former General Counsel of CD&L and the Company’s current General Counsel. Under the Debenture Purchase Agreement, the Company purchased the Series A Convertible Notes for an aggregate price of $12,795,276.

The Series A debenture sellers had been parties to a shareholders agreement with CD&L and the holders of the Series A Preferred Stock under which they had a right of first refusal to acquire the Series A Preferred Stock. As a condition to Velocity’s entry into the Debenture Purchase Agreement, the Series A debenture sellers also entered into an agreement whereby they waived those rights of first refusal in connection with the Company’s purchase of the Series A Preferred Stock.

Shortly after the consummation of the debenture purchase, the Company converted the Series A debentures into an aggregate of 3,937,008 shares of CD&L’s common stock. As a result of this conversion and the Preferred Purchase Agreement, as of July 11, 2006, the Company owned 9,036,261 shares of CD&L’s common stock, representing 49.1% of the outstanding shares of common stock.

CD&L Voting Agreements

As a condition to entering into the Merger Agreement and the Debenture Purchase Agreement, the Company required that certain officers, directors, and other shareholders enter into a voting agreement. Under the voting agreement each such stockholder agreed to vote in favor of the merger and the Merger Agreement and against any action which would result in a breach of the Merger Agreement or voting agreement. The voting agreement also provided that such stockholders would vote against any extraordinary corporate transaction, sale or transfer of assets, change to the Board of Directors, change in capitalization, charter or bylaws, change to the structure or business of CD&L, or any other action which would potentially interfere, delay or adversely effect the merger or transactions contemplated thereby. The prohibition did not apply to a vote for a competing merger offer that the CD&L Board of Directors determined to be on more favorable terms than the Velocity Merger Agreement, provided that the CD&L Board of Directors recommended that the stockholders not approve the merger transaction with the Company. The voting agreement terminated upon the effective date of the merger.

CD&L Seller-Financed Debt

Contemporaneously with the Company’s merger with CD&L, the Company was obligated under the Indenture for the Company’s Senior Notes to satisfy all indebtedness of CD&L. That indebtedness included four promissory notes in an aggregate principal amount of approximately $1,600,000 (the “CD&L Seller Notes”) and a letter of credit issued by Bank of America for the account of CD&L in the approximate amount of $3,800,000 (the “CD&L Letter of Credit”). In addition, the Company chose to cash collateralize the CD&L Letter of Credit until December 22, 2006, when it put in place a working capital line of credit under which a replacement letter of credit was issued. See Note 10 – Revolving Credit Facility for further discussion of the terms of the new revolving credit facility.

Purchase Accounting

The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of CD&L from July 3, 2006. The Company recorded a minority interest for the portion of CD&L not controlled for the period from July 3, 2006 to August 17, 2006 when the minority interest was acquired. The combined purchase price of $63.2 million is comprised of $52.1 million in cash, 2,465,418 shares of common stock valued at $1.40 per share on July 3, 2006, 3,205 Senior Notes due 2010 with attached warrants (see Note 7) valued at $2.9 million, and transaction costs of $4.7 million. The purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company engaged a third party to assist with the valuation of certain acquired intangibles. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $30.1 million was allocated to goodwill. A final determination of the purchase price allocation will be made within one year of the acquisition date.

The following table represents the preliminary allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash	$531
Accounts receivable	28,745
Prepaid expenses and other current assets	2,565

Total current assets	31,841
Fixed assets	3,228
Goodwill	30,092
Intangible assets:
Customer relationships	28,900
Non compete agreements	1,900

Total intangible assets	30,800
Other assets	741

Total assets	96,702

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	18,179
Short term borrowings	13,371
Current maturities of long-term debt	542

Total current liabilities	32,092
Other liabilities	1,425

Total liabilities:	33,517

Net assets acquired	$63,185

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

The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the acquisition of CD&L had been consummated on July 2, 2006 and July 3, 2005 under the purchase method of accounting (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenue	$98,180	$110,915	$311,546	$328,099
Net loss	$(11,013)	$(6,251)	$(34,820)	$(20,474)

Basic and diluted net loss per share	$(0.46)	$(0.64)	$(2.38)	$(2.58)

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

The pro forma information does not include all liabilities that may result from the operation of CD&L’s business in conjunction with that of the Company’s following the acquisition and all adjustments in respect of possible settlements of outstanding liabilities (other than those already included in the historical financial statements of either company), as these are not presently estimable. Therefore, the actual amounts ultimately recorded may differ materially from the information presented in the accompanying pro forma information.

4. RESTRUCTURING

During the first quarter of fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of approximately 40 operating centers for closure. In connection with this integration plan, the Company recorded a restructuring charges of approximately $953,000 related to severance costs, $57,000 in retention incentives and $98,000 in lease termination costs related to five facilities which closed during the three months ended September 30, 2006. In addition, a charge of approximately $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs and losses associated with excess facilities.

During the second quarter of fiscal 2007, the Company experienced greater than expected attrition in its staff. As a result, management re-evaluated its reserve for severance and adjusted it by approximately $559,000, and experienced additional adjustments from changes in estimates of another $39,000. In connection with ongoing integration, the Company recorded an additional $86,000 in retention incentives, and $1,251,000 in lease termination costs related to additional facilities which we closed during the three months ended December 30, 2006.

During the third quarter of fiscal 2007, management re-evaluated its reserve for severance and adjusted it by approximately $100,000. In connection with ongoing integration, the Company recorded an additional $57,000 in termination benefits, and $550,000 in lease termination costs related to additional facilities which closed during the three months ended March 31, 2007.

Approximately $1.5 million of the liability remained accrued at March 31, 2007, which is included with current accrued liabilities.

	Restructuring Liabilities July 1, 2006	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities March 31, 2007
Employee termination benefits	$161	$1,155	$(202)	$(698)	$416
Lease termination costs	266	1,899	(1,031)	86	1,220
Other	90	—	—	(90)	—

	$517	$3,054	$(1,233)	$(702)	$1,636

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

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2007	July 1, 2006
	(Amounts in thousands)
Senior Notes	$52,739	$—
Revolving note	—	20,547
Senior subordinated note	—	5,587
Variable interest entity note	379	1,117
Other	1,442	297

	54,560	27,548
Less current maturities	(865)	(1,363)

Total Long Term Debt	$53,695	$26,185

Senior Notes

On July 3, 2006, the Company issued $78.2 million in aggregate principal amount of Senior Notes in a private placement transaction pursuant to an indenture dated as of July 3, 2006 among the Company, certain of its subsidiaries and Wells Fargo, N.A., as trustee. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share.

$46.9 million of the net proceeds of the offering of the Senior Notes and related warrants were allocated to the Senior Notes and $26.9 million of the net proceeds were allocated to the warrants based on their relative fair values. The Company is accreting the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method.

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

Interest on the equipment advances accrues at a rate of prime plus 1% and is due on the first calendar day of each month during the term of the agreement. Any equipment advances outstanding on March 19, 2005 are payable in forty-two equal monthly installments of principal, plus all accrued interest, beginning on first business day following March 19, 2005 and continuing on the same days of each month thereafter through July 19, 2008, at which time all amounts due in connection with the equipment advances and all other amounts due under this agreement, shall be immediately due and payable. At March 31, 2007, the outstanding principal balance in connection with this agreement was $369,000 with accrued interest of $4,000.

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

9. LIQUIDITY

The Company is managing to an operating plan which it expects to result in positive cash flow over the next three and twelve month periods. Key components of the plan include the following:

•	increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets;

•

further improvement in gross margins compared to prior quarters, consistent with interim results through April 2007 and based on the continuing roll-out of the Company’s route optimization software, which was made possible by the completion of route data migration in the March 2007 fiscal quarter; and

•	further improvements in accounts receivable collections resulting from the completion of the customer database integration, which was also completed in the March 2007 fiscal quarter.

For the first nine months of fiscal year 2007, the Company reported a loss from operations of approximately $19.4 million, which resulted in negative working capital of approximately $0.4 million at March 31, 2007, including $2.5 million of current liabilities that are being settled in May 2007 through the issuance of common shares as dictated by the terms of a 2005 legal settlement. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations” contained in this Report, including, in particular, the continued integration of CD&L. The Company believes the CD&L integration is proceeding successfully but has taken longer than expected and at a higher incremental cost compared to the Company’s original estimates. As a result of the above, for the three-month period ended March 31, 2007, the Company was not in compliance with the minimum EBITDA covenant contained in its credit agreement. The lender under the credit agreement granted the Company a waiver of this covenant breach. The waiver obligates the Company to negotiate and agree with the lender on revised minimum EBITDA and revised reporting requirements no later than May 25, 2007.

The Company believes that, based on its operating plan and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next three and twelve month periods. The Company is factoring into its plan, among other things, the requirements under the Indenture governing the Senior Notes to maintain a minimum cash balance of $7.5 million until August 17, 2007, to maintain a minimum cash balance of $8.5 million between August 17, 2007 and August 16, 2008 and to begin making interest payments on the Senior Notes in cash (rather than a payment in kind) on June 30, 2007 (of $4.7 million). As of March 31, 2007, the Company had $9.0 million in cash and $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions) and results from operations and qualitative feedback from the field since March 31, 2007, the Company believes it will be in compliance with its covenants, including those summarized above.

There is no assurance, however, that the Company will be able to satisfy the requirements summarized in the preceding paragraph or other applicable covenants. As with any operating plan, there are risks associated with the Company’s ability to execute this plan. If the Company is unable to execute this plan in general or if, after making the June 30, 2007 interest payment, the Company cannot remain in compliance with the minimum cash requirement, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement and the minimum cash requirement under the Indenture. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

10. REVOLVING CREDIT FACILITY

On December 22, 2006, the Company and some its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable and (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit agreement, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement. The borrowers’ obligations are joint and several. The revolving credit agreement provides for up to $25 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. Initially the Company can borrow up to $12.0 million, including letters of credit. The Company can increase borrowings to $25.0 million upon the achievement of certain financial performance measures. At closing, the lender issued two letters of credit: one for $3 million to secure the Company’s and its subsidiaries’

cash management obligations with respect to bank accounts maintained by the Company and its subsidiaries with Wells Fargo Bank, N.A. and a second for $3.5 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverages.

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The Company’s borrowing rate at March 31, 2007 was 8.25%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. In addition to paying interest on outstanding borrowings under the revolving credit agreement, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement.

The revolving credit agreement contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the revolving credit agreement), measured on a month-end basis at the end of each calendar quarter, and to certify compliance on a monthly basis. At March 31, 2007, in accordance with the terms of the agreement, the Company had $0.1 million in available borrowings.

11. LITIGATION

Office Depot, Inc., previously one of the Company’s largest customers, terminated its agreements with the Company in late October 2006. The Company believes that Office Depot did so in violation of the agreements, which provided for termination only upon: (a) 60 days prior notice if the termination is without cause; and (b) if the termination is with cause, then upon 30 days notice, with the opportunity to cure. Office Depot’s termination was for alleged cause and provided no opportunity to cure as the termination was effective virtually immediately.

Consequently, on Friday, May 4, 2007, Velocity filed suit against Office Depot in Superior Court of Kent County, Delaware. That suit seeks three separate forms of relief. The first claim is for almost $600,000 for unpaid invoices. The second claim is for approximately $3.1 million resulting from Office Depot’s failure to pay the minimums required of it pursuant to the agreements. The third claim is for damages resulting from the improper termination, including loss of contributions to Velocity’s profit resulting from the alleged improper termination. The damages for the last claim assume that the improperly cancelled agreements would have remained in effect at least another year. Office Depot’s answer is due in June. There is no assurance the Company will be successful in pursuing this lawsuit, that Office Depot will not file a claim against us, or that the legal costs in doing so will outweigh any amounts received from Office Depot.

12. SUBSEQUENT EVENT

In accordance with a settlement agreement and mutual release (the “Settlement Agreement”) entered into as of December 7, 2005 with Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd , we issued 500,000 shares of common stock to accredited investors on December 12, 2005. The Company registered the resale of the common stock with the Securities and Exchange Commission. Additionally, if our common stock does not maintain a minimum price of at least $6.00 per share for five consecutive trading days during the 12-month period following the effective date of that registration statement, we will be required to deliver additional shares of common stock to achieve the original value of $6.00 per share. A registration statement was filed with the Securities and Exchange Commission on April 17, 2007 to cover the resale, in part, of those securities. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

The Company expects to issue approximately 2,600,000 additional common shares to satisfy the minimum price guarantee associated with the above settlement agreement. If these additional shares are issued at a per share price lower than the current market price (in the case of our outstanding warrants) or the conversion price (in the case of our outstanding warrants and preferred stock), then the exercise price of such warrants and the conversion price of such preferred stock would automatically adjust downward. Such adjustments would have a dilutive effect on our existing common stockholders.

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

The Company has one of the largest nationwide networks of time-definite logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. Its customers are comprised of multi-location, blue chip customers with operations in the commercial & office products, healthcare, financial, transportation and logistics, retail and consumer products, technology and energy sectors.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the nine-month periods ended March 31, 2007 and April 1, 2006 were as follows:

	Nine Months Ended
	March 31, 2007	April 1, 2006
Healthcare	26.1%	20.9%
Office Products	24.9%	32.5%
Financial services	18.1%	16.8%
Commercial	10.7%	12.5%
Transportation and logistics	8.2%	6.1%
Retail and consumer products	7.6%	4.6%
Energy	2.3%	5.0%
Technology	2.0%	1.8%

The mix of revenue in the nine-month period ended March 31, 2007 reflects the combination with CD&L. CD&L’s historically greater weighting in healthcare, retail, and transportation and logistics resulted in the relative increase in those categories, whereas CD&L’s lower weighting in office products, commercial and energy caused the relative decrease in those categories compared to the legacy Velocity business in the prior year. The companies had comparable weightings in the financial services and technology industries.

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

Management believes that the acquisition of CD&L has benefited the Company in several ways. The combined company has increased its annual revenues, and has approximately 5,400 independent contractor drivers operating from 150 locations in leading markets across the United States and Canada. In addition, the combination is proving to show the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies provides our customers with a broader national reach;

•

superior customer programs combining proprietary track and trace and electronic signature capture technology, which management believes is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	operational costs savings annually of approximately $39 million within the 18 months following the acquisition of CD&L, as described below.

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

Since the closing of the acquisition, the Company has made substantial progress in integrating CD&L. The integration process is, by its nature, complex and demanding. The Company continues to believe in the benefits and the cost savings attributable to a successful integration of CD&L, but the process has been slower and more costly than expected. As of March 31, 2007, the Company had realized approximately $22 million of its projected acquisition related synergies and achieved its integration targets on multiple fronts, including reduced staffing, occupancy, insurance, and corporate expenses. A key component of the costs savings going forward is driver route optimization, and the Company made considerable strides toward rolling out a new route structure across its entire network. The compilation of routing data in its order management system, a critical component of the long term success of its route optimization strategy, has taken longer than expected, thereby shifting the timeline back by four months and adding to the cost of the integration. The Company estimates that this added $1.9 million to its costs in the third quarter of 2007.

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

The Company expects to incur costs relating to the CD&L integration as described above. In the nine months ending March 31, 2007, the Company recorded a charges of approximately $257,000 associated with the reduction of workforce, $200,000 in retention bonuses and $1,813,000 in lease contract termination costs associated with the integration. To date 38 locations have been vacated as a result of facility consolidations. It is anticipated that the Company will consolidate facilities in approximately one additional city and will incur additional lease contract termination costs when “cease use” criteria is achieved.

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

Historical Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Revenue for the quarter ended March 31, 2007 increased by $47.7 million, or 94.5%, to $98.2 million from $50.5 million for the quarter ended April 1, 2006. The increase in revenue for the quarter ended March 31, 2007 compared to the same period last year was the result of adding approximately $57.0 million of revenue due to the acquisition of CD&L. The increase was partially offset by the loss of approximately $6.0 million of revenue resulting from losing two customers, a major office supply customer and a significant bank customer, in the prior quarterly period combined with the migration of banks to Check 21 scanning technology and a slight economic slowdown in the current period. In addition, $2.0 million of customer revenue concessions were given in the current quarter to protect certain customer relationships during the integration. The inclusion of results from Peritas in the current quarter accounted for $0.1 million of the increase in revenue.

Cost of services for the quarter ended March 31, 2007 increased by $40.0 million, or 111.3%, to $76.0 million, from $36.0 million for the quarter ended April 1, 2006. The increase was primarily due to the acquisition of CD&L which added approximately $45.0 million in cost reflecting lower margins on CD&L revenue. In addition, higher cost of services also reflects costs associated with maintaining high customer service levels while simultaneously accomplishing our field integration objectives, with the largest variances in payments to drivers and messengers, purchased transportation, and warehouse costs. In addition, the Company incurred expenses to convert CD&L “guaranteed” driver settlement practices to the Company’s activity-based driver settlement model. The inclusion of Peritas contributed $0.1 million to cost of services in the current year’s quarter. Furthermore, 2006 insurance costs were lower than the current period because of reductions recorded last year to insurance claim reserves.

Gross margin, as a result of the increase in cost of services, declined from 28.6% in the quarter ended April 1, 2006 to 22.5% in the quarter ended March 31, 2007 due to the combination of reasons stated above.

Occupancy charges for the quarter ended March 31, 2007 increased by $1.3 million, or 40.6%, to $4.4 million from $3.1 million for the quarter ended April 1, 2006. Approximately $2.0 million of the change was due to the acquisition of CD&L. As part of the acquisition of CD&L, the Company ended up with duplicate facilities in numerous locations. As part of the integration of those facilities, the Company has realized $0.5 million in reduced occupancy costs. As a percentage of revenue, occupancy costs have decreased by 1.7%, from 6.2% to 4.5%.

Selling, general and administrative expenses for the quarter ended March 31, 2007 increased $7.7 million, or 63.6%, to $19.8 million or 20.2% of revenue as compared with $12.1 million or 24.0% of revenue for the quarter ended April 1, 2006. The increase in SG&A expenses for the quarter resulted primarily from the acquisition of CD&L, which added approximately $10.5 million in additional expenses. In addition, increased bank fees, payroll service fees and travel costs contributed to the increase in SG&A. As a percentage of revenue, lower personnel costs and savings due to new telecommunications contracts and expense control of supplies contributed to reducing total SG&A expense by 3.8%.

The restructuring and asset impairments expense for the quarter ended March 31, 2007 was $1.0 million, reflecting approximately $0.6 million in lease termination costs related to additional facilities closings offset by a $0.1 million adjustment to a previously recorded liability for expected severance costs. The current quarter adjustment is partly offset by charges of $0.1 million related to termination benefits as part of the integration of CD&L. There was no expense in the prior year’s quarter.

Transaction and integration costs of $1.5 million for the quarter ended March 31, 2007 primarily reflected outside consultants and travel costs related to the integration of the CD&L operations.

Depreciation and amortization expense increased by $0.7 million, or 62.9%, to $1.7 million, or 1.7% of revenue for the quarter ended March 31, 2007 as compared to $1.0 million, or 2.1% of revenue for the quarter ended April 1, 2006. The amortization of intangible assets contributed $0.8 million to the total expense for the current quarter. The intangible assets were recorded as part of the purchase of CD&L and consist primarily of customer relationships and non-compete agreements.

Net interest expense for the quarter ended March 31, 2007 increased by $3.5 million to $4.6 million from $1.2 million for the quarter ended April 1, 2006. In the prior-year quarter, the interest related primarily to the Company’s then existing revolving credit facility and subordinated debt. With the replacement of that debt with the Senior Notes, the Company’s interest expense for the quarter was comprised of $2.1 million of interest on the Senior Notes and non-cash expense of $2.4 million that includes amortization of deferred financing charges and accretion of the debt discount relating to the warrants that were issued as a part of the Units offering.

Other income (expense) for the quarter ended March 31, 2007 included a fair market value adjustment of $0.1 million related to the present value of a settlement liability. Other income for the prior year quarter included a comparable adjustment.

As a result of the above, the Company recorded a net loss of $11.0 million for the quarter ended March 31, 2007 compared to a net loss of $3.2 million in the quarter ended April 1, 2006.

Net loss applicable to common stockholders was $13.3 million for the quarter ended March 31, 2007 compared with $3.9 million for the quarter ended April 1, 2006. For the March 31, 2007 quarter, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock and the related non-cash beneficial conversion on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the quarter ended April 1, 2006, the difference between net loss applicable to common stockholders and the related non-cash beneficial conversion on Series N, Series O and Series P Convertible Preferred Stock.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended April 1, 2006

Revenue for the nine months ended March 31, 2007 increased by $159.2 million or 104.5% to $311.5 million from $152.3 million for the nine months ended April 1, 2006. The increase in revenue for the nine months ended March 31, 2007 compared to the same period last year was the result of adding approximately $173.0 million of revenue due to the acquisition of CD&L which was partially offset by the loss of approximately $18.5 million of revenue resulting from losing two customers, a major office supply customer and a significant bank customer, in the second quarter of 2007, and the continued migration of banking customers to the Check 21 scanning technology combined with the decrease of remaining residual revenue in the first quarter of fiscal year 2006 that resulted from a restructuring completed during the fourth period of fiscal year 2005. Approximately $2.5 million of revenue was realized in the nine months ended April 1, 2006 from customers’ running out their contractual termination periods. The inclusion of results from Peritas in the current period accounted for $0.4 million of the increase in revenue.

Cost of services for the nine months ended March 31, 2007 increased by $130.6 million, or 119.6%, to $239.8 million, from $109.2 million for the nine months ended April 1, 2006. The increase was primarily due to the acquisition of CD&L which added approximately $134.0 million in cost reflecting lower margins on CD&L revenue. In addition, higher cost of services also reflects costs associated with maintaining high customer service levels while simultaneously accomplishing our field integration objectives, with the largest variances in payments to drivers and messengers, purchased transportation, and warehouse costs. In addition, the Company incurred expenses to convert CD&L “guaranteed” driver settlement practices to the Company’s activity-based driver settlement model. Furthermore, the prior year period insurance costs were lower than the current period because of reductions recorded last year to insurance claim reserves. The higher cost of services was partially offset by a decrease of approximately $12.5 million largely due to the reduced revenue from the loss of two customers. The inclusion of results from Peritas in the current period accounted for $0.4 million of the increase cost.

Gross margin, as a result of the increase in cost of services, declined from 28.2% in the nine-month period ended April 1, 2006 to 23.0% in the comparable period ended March 31, 2007 due to the combination of reasons stated above.

Occupancy charges for the nine-month period ended March 31, 2007 increased by $4.3 million, or 46.4%, to $13.4 million as compared to $9.2 million for the nine months ended April 1, 2006. Approximately $5.5 million of the increase resulted from the acquisition of CD&L. As part of the acquisition of CD&L, the Company ended up with duplicate facilities in numerous locations. As part of the integration of those facilities, the Company has realized $1.3 million in reduced occupancy costs to date. As a percentage of revenue, occupancy costs have decreased 1.7%, from 6.0% to 4.3%, as compared to the prior-year nine-month period.

Selling, general and administrative expenses for the nine months ended March 31, 2007 increased by $25.8 million, or 68.1%, to $63.7 million or 20.4% of revenue, as compared with $37.9 million or 24.8% of revenue for the nine months ended April 1, 2006. The increase in SG&A resulted primarily from the acquisition of CD&L, which added approximately $31.5 million, in additional expenses. Higher legal fees, payroll service fees and travel costs also added to the increase in SG&A. The increase was partly offset by lower legal settlements, reductions in bad debt expense, lower audit and other professional fees. As a percentage of revenue, lower personnel costs and savings due to new telecommunications contracts and expense control of travel and supplies contributed to reducing total SG&A expense as a percentage of revenue by 4.4%.

Transaction and integration costs of $5.4 million for the nine months ended March 31, 2007 primarily reflected outside consultants, success bonuses and travel costs related to the integration of the CD&L operations.

The restructuring and asset impairments expense for the nine-month period ended March 31, 2007 was $2.9 million. There was no comparable expense during the first nine months of the prior year. Of the expense recorded in the current period $1.1 million was associated with severance and retention incentives as part of the integration of CD&L and $1.8 million was the result of lease terminations as part of the CD&L integration.

Depreciation and amortization expense increased by $2.5 million, or 78.3%, to $5.6 million for the nine months ended March 31, 2007 as compared to the prior-year nine-month period. The amortization of intangible assets recorded as part of the purchase of CD&L contributed $2.4 million to the increase from the prior year.

Net interest expense for the nine-month period ended March 31, 2007 increased by $11.7 million to $15.3 million from $3.5 million for the nine-month period ended April 1, 2006. In the prior-year period, the interest related primarily to the Company’s then existing revolving credit facility and subordinated debt. With the replacement of that debt with the Senior Notes, the Company’s interest expense for the current nine-month period was comprised of $6.6 million of interest on the Senior Notes and non-cash expense of $9.2 million that includes amortization of deferred financing charges and accretion of the debt discount relating to the warrants that were issued as a part of the Senior Notes Unit offering. In addition, interest income, net of miscellaneous interest was $0.7 million for the current nine-month period.

Other income (expense) for the nine-month period ended March 31, 2007 included a fair market value adjustment of $0.1 million related to the present value of a settlement liability. Other income (expense) for the nine months ended April 1, 2006 included $0.8 million of other income primarily related to an insurance recovery from a prior period partly offset by a fair market value adjustment of $0.3 million related to the present value of a settlement liability.

As a result of the above, the Company recorded a net loss of $35.2 million for the nine-month period ended March 31, 2007 compared to a net loss of $10.2 million in the comparable period ended April 1, 2006.

Net loss applicable to common stockholders was $59.8 million for the nine-month period ended March 31, 2007 compared with $16.1 million for the comparable period ended April 1, 2006. For the nine-month period ended March 31, 2007, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the comparable period ended April 1, 2006, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sales of the Series O and Series P Convertible Preferred Stock and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O and Series P Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

The Company is managing to an operating plan which it expects to result in positive cash flow over the next three and twelve month periods. Key components of the plan include the following:

•	increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets;

•

further improvement in gross margins compared to prior quarters, consistent with interim results through April 2007 and based on the continuing roll-out of the Company’s route optimization software, which was made possible by the completion of route data migration in the March 2007 fiscal quarter; and

•	further improvements in accounts receivable collections resulting from the completion of the customer database integration, which was also completed in the March 2007 fiscal quarter.

For the first nine months of fiscal year 2007, the Company reported a loss from operations of approximately $19.4 million, which resulted in negative working capital of approximately $0.4 million at March 31, 2007, including $2.5 million of current liabilities that are being settled in May 2007 through the issuance of common shares as dictated by the terms of a 2005 legal settlement. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations” contained in this Report, including, in particular, the continued integration of CD&L. The Company believes the CD&L integration is proceeding successfully but has taken longer than expected and at a higher incremental cost compared to the Company’s original estimates. As a result of the above, for the three-month period ended March 31, 2007, the Company was not in compliance with the minimum EBITDA covenant contained in its credit agreement. The lender under the credit agreement granted the Company a waiver of this covenant breach. The waiver obligates the Company to negotiate and agree with the lender on revised minimum EBITDA and revised reporting requirements no later than May 25, 2007.

The Company believes that, based on its operating plan and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next three and twelve month periods. The Company is factoring into its plan, among other things, the requirements under the Indenture governing the Senior Notes to maintain a minimum cash balance of $7.5 million until August 17, 2007, to maintain a minimum cash balance of $8.5 million between August 17, 2007 and August 16, 2008 and to begin making interest payments on the Senior Notes in cash (rather than a payment in kind) on June 30, 2007 (of $4.7 million). As of March 31, 2007, the Company had $9.0 million in cash and $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions) and results from operations and qualitative feedback from the field since March 31, 2007, the Company believes it will be in compliance with its covenants, including those summarized above.

There is no assurance, however, that the Company will be able to satisfy the requirements summarized in the preceding paragraph or other applicable covenants. As with any operating plan, there are risks associated with the Company’s ability to execute this plan. If the Company is unable to execute this plan in general or if, after making the June 30, 2007 interest payment, the Company cannot remain in compliance with the minimum cash requirement, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement and the minimum cash requirement under the Indenture. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the nine-month period ended March 31, 2007, the net increase in cash was $9.0 million compared to a net decrease of $7.2 million during the comparable period ended April 1, 2006. As reported in our consolidated statements of cash flows, the increase (decrease) in cash during the nine-month periods ended March 31, 2007 and April 1, 2006 is summarized as follows (in thousands):

	Nine Months Ended
	March 31, 2007	April 1, 2006
Net cash used in operating activities	$(11,997)	$(13,063)
Net cash used in investing activities	(52,925)	(688)
Net cash provided by financing activities	72,165	6,545

Total increase (decrease) in cash	$8,958	$(7,207)

Cash used in operations was $12.0 million for the nine-month period ended March 31, 2007. This use of funds was comprised of a net loss of $35.2 million offset by non-cash expenses of $16.6 million and by net cash provided as a result of working capital changes of $6.5 million. Cash generated in working capital includes a reduction of accounts receivable of $10.0 million, reflecting continued focus on the service delivery and collections processes, offset by a $2.5 million decrease in accounts payable/accrued liabilities and a $1.0 million increase in other assets.

Cash used in investing activities was $52.9 million for the nine-month period ended March 31, 2007 and consisted primarily of $51.6 million of net cash used for the acquisition of CD&L and $2.0 million of capital expenditures. This was partly offset by $0.7 million of cash provided from asset sales.

Cash provided from financing activities for the nine-month period ended March 31, 2007 amounted to $72.2 million. The primary sources of cash were net proceeds of $63.5 million from the issuance of Senior Notes, $42.5 million from the issuance Series Q Convertible Preferred Stock and net proceeds of $4.9 million from the Company’s new revolving credit facility. This was offset by the $29.9 million to repay the Company’s and CD&L’s then existing revolving credit facilities, $5.8 million to repay the Company’s subordinated debt, and $1.5 million to repay CD&L seller financed debt. The Company sold 75,000 Units for $70.7 million, net of a $4.3 million discount for the first semi-annual interest payment. Each Unit is comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of common stock at an initial exercise price of $1.45 per share. $7.1 million of fees associated with the placement of the Senior Notes were netted against the cash generated. The Company sold 4,500,000 shares of Series Q Convertible Preferred Stock, each of which was initially convertible into 9.0909 shares of common stock preferred stock for $45.0 million. $2.2 million in fees associated with the placement of these shares are netted against the cash generated.

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

As noted before, for the three-month period ending March 31, 2007, the Company was not in compliance with the minimum EBITDA covenant contained in its credit agreement. The lender under the credit agreement granted the Company a waiver of this covenant breach. The waiver obligates the Company to negotiate and agree with the lender on revised minimum EBITDA and revised reporting requirements no later than May 25, 2007.

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

The indenture contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, the Company must maintain specified and cash, cash equivalents and qualified accounts receivable.

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

Commitments and Significant Contractual Obligations

As of March 31, 2006, the Company had outstanding operating lease commitments of $20 million, payable over multiple years. Some of these commitments were for space that was no longer being used, which resulted in restructuring charges of approximately $1,813,000 during the nine-month period ended March 31, 2007. The Company has entered into subleases for some of this excess space and is in the process of attempting to sublease such space, but it is considered unlikely that any sublease income generated will offset the entire future commitment.

As of March 31, 2007, the Company’s significant future contractual obligations and payments by fiscal year were as follows (in thousands):

Contractual Obligations	Payments Due By Period
	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$2,797	$8,800	$5,357	$3,694	$1,902	$1,312	$23,862
Capital leases	55	172	187	202	211	312	1,139
Debt		—	—	50,780	—	—	50,780

Total	$2,852	$8,972	$5,544	$54,676	$2,113	$1,624	$75,781

The following table presents information regarding available commercial commitments and their expiration dates by fiscal year (in thousands):

	Expiration By Period
Commitment	2007	2008	2009	2010	2011	Thereafter	Total
Line of Credit	$5,400	$—	$—	$—	$—	$—	$5,400

Total	$5,400	$—	$—	$—	$—	$—	$5,400

Variable Interest Entities

Peritas LLC (“Peritas”) was formed in 2004 by MCG Global, then one of our largest investors, with a strategic objective of acquiring a fleet of vehicles and to lease such vehicles to independent contractors (“ICs”) to service outsourced customer business endeavors. Peritas provides vehicle leases to ICs interested in providing outsource services to some customers on our behalf and the Company provides administrative services to Peritas, such as collection of vehicle rental fees from ICs for a fee. The accompanying financial statements for the three-month and nine-month periods ended March 31, 2007 include $0.1 million and $0.4 million, respectively, in revenue and $0.1 million and $0.2 million, respectively, of net loss related to Peritas.

Based on Interpretation No. 46 of the FASB, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company currently consolidates the results of operations of Peritas as a variable interest entity. For a more complete description of the history of Peritas and the Company’s treatment of it under FIN 46R, see the Company’s annual report on Form 10-K for the fiscal year ended July 1, 2006.

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

As of March 31, 2007, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $75.9 million based on an overall weighted average interest rate of 12.0% and an overall weighted maturity of 3.25 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at March 31, 2007.

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

Office Depot, Inc., previously one of the Company’s largest customers, terminated its agreements with the Company in late October 2006. The Company believes that Office Depot did so in violation of the agreements, which provided for termination only upon: (a) 60 days prior notice if the termination is without cause; and (b) if the termination is with cause, then upon 30 days notice, with the opportunity to cure. Office Depot’s termination was for alleged cause and provided no opportunity to cure as the termination was effective virtually immediately.

Consequently, on Friday, May 4, 2007, Velocity filed suit against Office Depot in Superior Court of Kent County, Delaware. That suit seeks three separate forms of relief. The first claim is for almost $600,000 for unpaid invoices. The second claim is for approximately $3.1 million resulting from Office Depot’s failure to pay the minimums required of it pursuant to the agreements. The third claim is for damages resulting from the improper termination, including loss of contributions to Velocity’s profit resulting from the alleged improper termination. The damages for the last claim assume that the improperly cancelled agreements would have remained in effect at least another year. Office Depot’s answer is due in June. There is no assurance the Company will be successful in pursuing this lawsuit, that Office Depot will not file a claim against us, or that the legal costs in doing so will outweigh any amounts received from Office Depot.

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

Our net losses applicable to common stockholders for the nine-month periods ended March 31, 2007 and April 1, 2006, were $59.1 million and $16.1 million, respectively. The respective periods’ net losses were $35.3 million and $10.2 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $55.8 million and $14.9 million, and preferred stock dividends paid-in-kind of $3.4 million and $1.3 million for the respective periods. To achieve profitability, we expect we will be required to successfully integrate CD&L and pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. Although the integration process is proceeding successfully, it has been more expensive and taken longer to accomplish than originally expected. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

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

Problems or delays in integrating CD&L may result in substantial unanticipated costs and the diversion of management’s attention from our existing operations. In addition, integration delays could cause us to lose key employees and customers of CD&L, thereby diluting the value of the CD&L acquisition. Although the integration process is proceeding successfully, it has been more expensive and taken longer to accomplish than originally expected.

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

For the three and nine-month periods ended March 31, 2007, we had one customer that accounted for approximately 14.2% and 12.2% of our revenue, respectively, and our top ten customers in aggregate account for approximately 52% and 46%, respectively, of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2007, the Company lost two customers, a major office supply customer and a significant bank customer, which negatively affected the results of operations for the current year quarter and nine-month period.

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

We utilize the services of approximately 6,100 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have a significant amount of debt outstanding. For the quarter ended March 31, 2007, we had $78.2 million in aggregate principal amount of debt outstanding, $5.4 million of revolving credit borrowings and $58.6 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our Senior Notes. As of March 31, 2007, under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture.

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

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture or the revolving credit facility, the holders of secured debt then outstanding, could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The senior notes and the new lenders are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets. As of March 31, 2007, the Company was not in compliance with the minimum EBITDA covenants in the revolving credit facility (as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” and in Note 9 to the financial statements contained in this report). The lender under the credit agreement granted the Company a waiver of this covenant breach. The waiver obligates the Company to negotiate and agree with the lender on revised minimum EBITDA and revised reporting requirements no later than May 25, 2007. Although we believe we will be able to satisfy the revised minimum EBITDA covenant, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to regain or maintain compliance with our debt covenants. We cannot assure you that our assets would be sufficient to repay in full the money owed to these secured debt holders.

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

If we were to issue additional equity securities at a per share price lower than the current market price (in the case of our outstanding warrants) or the conversion price (in the case of our outstanding warrants and preferred stock), then the exercise price of such warrants and the conversion price of such preferred stock would automatically adjust downward. Such adjustments would have a dilutive effect on our existing common stockholders and a negative effect on our stock price. For example, the likely issuance of shares pursuant to the Settlement Agreement described in Note 11 to the financial statements contained in this Report will trigger some of these antidilution provisions.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of March 31, 2007, approximately 19.3% of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

We expect to expend significant resources during fiscal 2008 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. But, there is a risk that we will not comply with all of the requirements imposed thereby. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 27, 2007 at our annual meeting of stockholders, we submitted to our stockholders three matters that were approved. The matters and voting thereon were as follows:

1. To elect six directors for the ensuing year and until their successors shall be elected and duly qualified.

Directors	For	Withhold Authority
Vincent A. Wasik	24,087,827	116,538
James G. Brown	23,255,663	948,702
Alexander I. Paluch	24,088,000	116,365
Richard A. Kassar	24,085,175	119,190
Leslie E. Grodd	23,258,467	945,898
John J. Perkins	24,085,181	119,184

2. To ratify the appointment of UHY LLP as our independent registered public accounting firm for the fiscal year ended June 30, 2007.

For	23,271,604
Against	910,827
Abstain	21,934

3. To amend and restate our 2004 Stock Incentive Plan to, among other things, increase the number of shares reserved for issuance under the plan.

For	11,444,994
Against	3,519,752
Abstain	20,912

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on May 15, 2006.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Edward W. Stone
EDWARD W. STONE
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.2	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Supplemental Indenture, dated as of August 17, 2006, among Velocity Express Corporation, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007)

4.4	Second Supplemental Indenture, dated as of December 22, 2006, among Velocity Express Corporation, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on December 27, 2006).

4.5	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.6	Amended Security Agreement, dated August 17, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee.

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

Exhibit Number	Description
4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.16	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.21	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.17	Credit Agreement, dated as of December 22, 2006, among Velocity Express Corporation, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.18	Security Agreement, dated December 22, 2006, among Velocity Express Corporation, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.19	Intercompany Subordination Agreement dated, as of December 22, 2006, among Velocity Express Corporation, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.20	Contribution Agreement, dated as of December 22, 2006, among Velocity Express Corporation and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.21	Intercreditor Agreement, dated as of December 22, 2006, among Velocity Express Corporation, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.22	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Section 906 Certification of CEO and CFO.