Form 10-K
period 2007-06-30
VELOCITY EXPRESS CORP
filed 2007-10-15
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Yes    ☐      No    ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes    ☐      No    ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more stockholders) of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2006), was $41,360,054.

As of October 8,, 2007, there were 41,276,675 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information for Items 11-14 of Part III is incorporated by reference from the registrant’s Proxy Statement to be filed for the registrant’s November 2007 Annual Meeting of Stockholders

PART I.

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

Velocity Express Corporation and its subsidiaries, which we refer to as the “Company”, “Velocity” or “we” (unless we state or it is otherwise implied), are engaged in the business of providing time definite ground package delivery services. Throughout this prospectus, we refer to these services as “time definite logistics services”. We operate primarily in the United States with limited operations in Canada. We currently operate in a single-business segment.

We have one of the largest nationwide networks of time definite logistics solutions in the United States and are a leading provider of distribution, scheduled and expedited logistics services. Our customers are comprised of multi-location, blue chip customers with operations in the healthcare, commercial & office products, financial, transportation & logistics, technology and energy sectors.

Our service offerings are divided into the following categories:

•

distribution logistics, consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations and more broadly defined time schedules ;

•	scheduled logistics, consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer ; and

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

Customers utilizing distribution logistics normally include pharmaceutical wholesalers, retailers, office products companies, manufacturers or other companies who must distribute merchandise every day from a single point of origin to many locations within a clearly defined geographic region. The largest customer base for scheduled logistics consists of financial institutions that need a wide variety of services, including the pickup and delivery of non-negotiable instruments, primarily canceled checks and ATM receipts, the delivery of office supplies and the transfer of inter-office mail and correspondence. Most of our expedited logistics services occur within a major metropolitan area or radius of 40 miles, and we usually offer one-hour, two- to four-hour and over four-hour delivery services depending on the customer’s time requirements. These services are typically available 24 hours a day, seven days a week. Expedited logistics services also include critical parts management and delivery for companies. Expedited logistics services customers include suppliers of critical repair and maintenance parts and professional service firms.

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

On August 21, 2006, we sold an additional 500,000 shares of Series Q Preferred Stock. The aggregate net cash proceeds from the sale of the Units and the Series Q Preferred Stock were approximately $106.1 million. Approximately $51.6 million of these proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million) and BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from previous acquisitions, and approximately $9.4 million were used to repay CD&L’s line of credit facility. The remainder of the proceeds were used for general corporate purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. In addition, we granted customary registration rights with respect to the shares of our common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

We believe the acquisition of CD&L has benefited the Company in several ways. The combined company has increased its annual revenue, and has approximately 4,800 independent contractor drivers operating from 152 locations in leading markets across the United States and Canada. In addition, we expect the combination will have the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies will provide our customers with a broader national reach;

•

superior customer programs combining proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	substantial costs savings through operational synergies and elimination of redundant expenses

For purposes of this discussion, except where specifically noted, we present our business after giving effect to the CD&L acquisition.

Restructurings

Between 2005 and 2007, we implemented several restructurings which we believe have repositioned us for greater success in the future.

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

During the third quarter of fiscal 2006, we terminated an additional 120 employees and revised our estimates of previously recorded costs and losses associated with excess facilities. For fiscal 2006, our revenue declined largely due to lower volume experienced as a result of the restructuring implemented at the end of the third fiscal quarter of 2005, but that revenue decline was partially offset by new customer contracts and business expansion with existing customers.

During 2007, in conjunction with the integration of CD&L, management identified operational synergies of the combines companies and executed its plan for staff reductions of approximately 200 employees, including a retention incentive program for key individuals, and the closing of 39 redundant operating centers.

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

Currently, there are no dominant brands in the same-day time definite logistics industry, and there is a relatively basic level of technology usage. By contrast, the next-day package delivery industry is highly consolidated and dominated by large, well-recognized companies such as UPS ®, Federal Express ® and DHL ®, all of which use sophisticated technology extensively.

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

Sales and Marketing

We have a comprehensive sales and marketing program that emphasizes our competitive position as the leading national provider of time definite logistics services. We have also realigned our national accounts and logistics team, and restructured our field sales organization to effectively pursue growth opportunities. Sales efforts are conducted at both the local and national levels through our extensive network of local sales representatives. We currently employ 45 marketing and sales representatives who make regular calls on existing and potential customers to determine their ongoing delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and quickly respond to customer concerns.

Our sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. The expansion of our national sales program and continuing investment in technology to support expanding operations have been undertaken at a time when large companies are increasing their demand for delivery providers who offer a range of delivery services at multiple locations. As of June 30, 2007, approximately 84 percent of our revenue came from national companies needing multi-location logistics solutions.

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

Trademarks

We have registered Velocity Express®, Velocity®, Relentless Reliability® and currently have other applications pending for trademarks in the United States and internationally including Velocity Real Time Delivery.

Employees

As of June 30, 2007, we had approximately 2,075 employees, of whom approximately 622 were primarily employed in various management, sales, and other corporate positions and approximately 1,453 were employed as warehouse workers and operations personnel. We also employed 16 drivers in Canada and we had contracts with 4,758 independent contractor drivers in North America. The Company is not party to any collective bargaining agreement, and we believe that relations with our employees are good.

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

Our net losses applicable to common stockholders for the fiscal years ended June 30, 2007 and July 1, 2006, were $66.0 million and $23.6 million, respectively. The respective periods’ net losses were $39.5 million and $16.0 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $21.2 million and $5.0 million, and preferred stock dividends paid-in-kind of $5.2 million and $2.6 million for the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. The integration process has been more expensive and taken longer to accomplish than originally expected. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

We may be unable to fund our future capital needs, and we may need additional funds sooner than anticipated.

We have depended, and if we are unable to execute against our business plans, are likely to continue to depend, on our ability to obtain additional financing to fund our future liquidity and capital needs. We may not be able to continue to obtain additional capital when needed, and additional capital may not be available on satisfactory terms. Achieving our financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office selling, general and administrative platform. To date, we have primarily relied upon debt and equity investments to fund these activities. We may be required to engage in additional financing activities to raise capital required for our operations. If we issue additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of our common stock. In addition, any additional issuance may require us to grant rights or preferences that adversely affect our business, including financial or operating covenants.

Early termination or non-renewal of contracts could negatively affect our operating results.

Our contracts with our commercial customers typically have a term of one to three years, but are often terminable earlier at will upon 30 or 60 days’ notice. We often have significant start-up costs when we begin servicing a new customer in a new location. Additionally, upon completion of the integration of customers acquired from CD&L into our operating system, we identified contracts originally entered into by CD&L that contain terms and conditions that are unfavorable when compared to contractual provisions of comparable customers in the same vertical markets. We are in the process and plan to continue renegotiating these unfavorable contracts with these customers. Termination or non-renewal of these contracts, including contracts originally entered into by CD&L, could have a material adverse effect on our business, financial condition, operating results and cash flows.

We are highly dependent upon sales to a few customers. The loss of any of these customers, or any material reduction in the amount of our services they purchase, could materially and adversely affect our business, financial condition, results of operations and cash flows.

For the fiscal year end June 30, 2007 we had one customer that accounted for more than 12% of our revenue and our top ten customers in aggregate account for approximately 46% of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2007, the Company lost two customers, a major office supply customer and a significant bank customer, which negatively affected the results of operations for the current year.

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

We utilize the services of approximately 4,800 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If the IRS or any state were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees.

Substantially all of our drivers are independent contractors and not our employees. From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. We do not pay or withhold federal employment taxes with respect to drivers who are independent contractors. Although we believe that the independent contractors we utilize are not employees under existing interpretations of federal and state laws, we cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers’ compensation, will not change. If the IRS or any state were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, we could be required to increase their compensation. Any of the foregoing possibilities could increase our operating costs and have a material adverse effect on our business, financial condition, operating results and cash flows.

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

There can be no assurance that any of our trademarks and service marks, collectively, the “marks”, if registered, will afford us protection against competitors with similar marks that may have a use date prior to that of our marks. In addition, no assurance can be given that others will not infringe upon our marks, or that our marks will not infringe upon marks and proprietary rights of others. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any mark claimed by us, and if instituted, that such challenges will not be successful.

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

We have a significant amount of debt outstanding. At June 30, 2007, we had $78.2 million in aggregate principal amount of debt outstanding, $7.5 million of revolving credit borrowings, with $0.1 million in available borrowings and $55.6 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

•

requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, $4.7 million of which was paid in fiscal year 2007 and approximately $10.2 million for each year thereafter, thereby reducing funds available for operations, future business opportunities and other purposes;

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of June 30, 2007, under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and our credit agreement.

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

•

make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock and making investments and prepaying or redeeming debt and making other specified investments;

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

The indenture and revolving credit facility agreement also contain certain financial covenants under which we must maintain cash and cash equivalents at specified levels and cash, cash equivalents and qualified accounts receivable at specified levels as well as specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage and minimum EBITDA. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture or the revolving credit facility, the holders of the secured debt then outstanding could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The senior notes and the new lenders are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets. As of March 31, 2007 the Company was not in compliance with the minimum EBITDA covenants in the revolving credit facility. The lender under the credit agreement granted the Company a waiver of this covenant breach. The Company and the lender entered into an amendment, dated May 25, 2007, to the credit agreement which revised the minimum EBITDA covenant and revised reporting requirements with the lender. The Company and its subsidiaries failed to achieve its minimum EBITDA required pursuant to the terms of the Revolving Credit Agreement for the months ending July 28, 2007 and August 25, 2007. The lender under the credit agreement granted the Company waivers. The Company negotiated (1) revised monthly minimum EBITDA requirements and (2) agreed to an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping 25 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverts back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million with the lender with an amended agreement dated October 15, 2007. Although we believe we will be able to satisfy the revised minimum EBITDA covenant, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants. We cannot assure you that our assets would be sufficient to repay in full the money owed to these secured debt holders.

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

Our senior notes mature in 2010. We may not be able to refinance our senior notes or renew or refinance any new credit facility we may enter into, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or any new credit facility, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the applicable credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes, which bear interest at 13% per year, or any new credit facility, on terms that are less favorable to us than the existing terms of our senior notes or any new credit facility.

If we fail to achieve certain financial performance targets, we may be required to redeem up to half of our senior notes.

Holders of our senior notes have the right to cause us to redeem, at a redemption price of 100% of the principal amount of the notes, subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility. The Company intends to continue to borrow under the terms of the revolving credit facility):

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

In addition, upon a change of control of our company, holders of the senior notes also have the right to require us to repurchase all or any part of their notes at an offer price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. In the event we are required to redeem or repurchase senior notes, we may not have sufficient cash or access to liquidity to do so. If we were then required to raise additional capital to do so, we cannot assure you that we would be able to do so on commercially reasonable terms or at all. In addition, any new credit facility we enter into may have similar provisions or may cause us to be in default if a change of control occurs.

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

If we issue additional equity securities at a per share price lower than the current market price (in the case of our outstanding warrants) or the conversion price (in the case of our outstanding warrants and preferred stock), then the exercise price of such warrants and the conversion price of such preferred stock would automatically adjust downward. Such adjustments would have a dilutive effect on our existing common stockholders and a negative effect on our stock price.

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

We are currently not in compliance with NASDAQ rules regarding minimum bid price and you may have difficulty trading our securities.

We will need to maintain certain financial and corporate governance qualifications to keep our securities listed on the NASDAQ Capital Market (“NASDAQ”). At various times in the past, we have received notices from NASDAQ that we would be de-listed due to a variety of matters, including failure to maintain a minimum bid price of $1.00, failure to timely hold an annual stockholders meeting and failure to meet the minimum levels of stockholders’ equity. In each instance, we have taken the actions required by NASDAQ to maintain continued listing, but we cannot assure you that we will at all times meet the criteria for continued listing.

We received a notice on June 29, 2007 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We have a period of 180 days, until December 26, 2007, to attain compliance by maintaining a bid price of $1 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by December 26, 2007, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ listing requirements.

In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker- dealers to sell our securities, which may adversely affect your ability to resell our securities. If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of August 8, 2007, approximately 27.54% (excludes other TH Lee funds) of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

Under Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In accordance with recently issued guidelines from the SEC, we are evaluating our internal controls over financial reporting in order for our management to ascertain that such internal controls are adequate and effective.

We expect to expend significant resources during fiscal 2008 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. There is a risk that we will not comply with all of the requirements imposed thereby. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm in 2009. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

As of June 30, 2007, we operated from 150 leased facilities in the United States and two leased facilities in Canada (not including customer-owned facilities). These leases expire at various times between 2007 and 2017. These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

State	Number of Leased Facilities	State	Number of Leased Facilities
Alabama	1	Nevada	2
Arizona	3	New Hampshire	1
Arkansas	4	New Jersey New Jersey	8
California	15	New Mexico	1
Colorado	1	New York	21
Connecticut	2	North Carolina	8
Florida	13	Ohio	2
Georgia	4	Oklahoma	4
Idaho	1	Oregon	1
Illinois	1	Pennsylvania	5
Indiana	1	South Carolina	3
Iowa	1	Tennessee	2
Louisiana	7	Texas	11
Maine	2	Utah	1
Maryland	2	Vermont	3
Massachusetts	2	Virginia	5
Michigan	5	Washington	1
Minnesota	4	Wisconsin	3
Mississippi	1	Total facilities in U.S.	152

Our corporate headquarters is located at One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut 06880 and we have additional corporate offices in Texas, Minnesota and Arizona. We believe that suitable additional or replacement space will be available when required on terms that are not materially less favorable to us than our existing leases.

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

In connection with the CD&L acquisition, the Company assumed a reserve for a tentative settlement of a tax assessment against CD&L in the State of California. The assessment resulted from an audit of CD&L’s subsidiary, Clayton/National Courier Systems, Inc. by the California Employment Development Department (the “EDD”). On July 13, 2007, the Company finalized the settlement with the EDD which requires the Company to make certain payments and provide certain insurance coverage for its independent contractor drivers. The agreement does not constitute an admission or determination as to worker classification related to any of the drivers covered by the agreement.

In January 2007, two Notices of Assessment seeking payroll taxes were issued by the EDD against Velocity Express, Inc. The first Notice of Assessment covers the period July 1, 2003 to December 31, 2004. The second Notice of Assessment covers the period of January 1, 2005 to June 30, 2006. In February 2007, the Company filed a Petition for Reassessment disputing both assessments in their entirety and requesting that this matter be referred to an administrative law judge for resolution.

In connection with the CD&L acquisition, the Company assumed a reserve for a class action suit filed in December 2003 in the Los Angeles Superior Court, , seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to the Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. Discovery on this matter is ongoing. In January 2007, the Company was served another summons and complaint which was pled as a wage and hour class action suit. The suit covers California drivers who had been engaged by Clayton/National Courier Systems, Inc. between 2001 and the present. The Company believes that this second suit will be consolidated with the first suit because it covers the same group of independent contractor drivers over the same period of time. Velocity intends to vigorously defend these cases through trial if necessary and continues to reject all allegations of the Complaint as amended.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Period	High	Low
Fiscal 2006:
First Quarter	$7.01	$2.48
Second Quarter	3.79	2.11
Third Quarter	2.87	1.55
Fourth Quarter	1.78	1.22

Fiscal 2007:
First Quarter	$2.00	$1.25
Second Quarter	2.14	1.21
Third Quarter	1.63	0.96
Fourth Quarter	1.40	0.60

Fiscal 2008:
First Quarter	$1.29	$0.50

The closing price of our common stock on October 8, 2007 was $0.632.

We received a notice on June 29, 2007 from the Nasdaq Stock Market that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the Nasdaq Capital Market. We have a period of 180 days, until December 26, 2007, to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If it is determined that we meet all other initial listing requirements for the Nasdaq Capital Market, we may receive an additional 180-day compliance period. See “Risk Factors.”

On October 8, 2007, we had 209 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Plan Information

We maintain the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan), pursuant to which we may grant equity awards to eligible persons. We also maintain the 1995 Stock Option Plan (the “1995 Plan”), although no additional options may be granted under such plans. The 1995 Plan and all outstanding options under this plan will remain in effect until all such options have expired or been exercised. Our stockholders approved the 1995 Plan, the 2000 Plan, and the 2004 Plan.

The following table sets forth information about our equity compensation plans as of June 30, 2007. For more information about our stock option plans, see Note 10 to our consolidated financial statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,260,866	(1)	$10.09	4,228,547	(2)
Equity compensation plans not approved by security holders (3)	1,415,617		$0.55	NA

Total	2,676,483		$5.04	4,228,547

(1)	Includes (i) 3,224 shares of common stock to be issued upon exercise of options granted under the 1995 Plan, (ii) 8,368 shares of common stock to be issued upon exercise of options granted under the 2000 Plan, (iii) 490,931 shares of common stock to be issued upon exercise of options granted under the 2004 Plan, (iv) 100,630 shares of common stock to be issued upon the exercise of warrants granted in connection with the sale of Series H Convertible Preferred Stock, (v) 193,552 shares of common stock to be issued upon the exercise of warrants granted to TH Lee Putnam Ventures (“THLPV”) in return for its agreement to extend its obligations under the Capital Contribution Agreement, dated July 1, 2004, for a period of two years, (vi) 97,693 shares of common stock to be issued upon exercise of warrants granted in connection with the sale of Series M Convertible Preferred Stock, (vii) 62,534 shares of common stock to be issued upon exercise of warrants granted to contractors for their service to us, (viii) 58,035 shares of common stock to be issued upon exercise of warrants granted to officers and other employees under the 2004 Plan for incentive compensation, and (ix) 245,899 shares of common stock to be issued upon exercise of warrants granted to Vincent A. Wasik under the 2004 Plan for incentive compensation and vested on December 8, 2006.
(2)	23,412 shares of common stock and 4,205,135 shares of common stock remain available for issuance under the 2000 Plan and 2004 Plan, respectively.
(3)	Includes (i) 1,900 non-qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment that vested ratably over three years; (ii) 400 non-qualified stock options issued in October 2001 to certain executive officers that vested ratably over two years on each six-month anniversary of the date of grant; (iii) 300 non-qualified stock options issued to a consultant in exchange for services provided in 1999 that option vested on the date of grant; (iv) 141,250 shares of common stock issuable upon exercise of warrants that were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices; (v) 547,500 shares of common stock issuable upon exercise of warrants that were granted to THLPV as compensation for credit enhancement guarantees of the Company’s indebtedness; and (vi) 724,267 shares of common stock issuable upon exercise of warrants that were granted to outside contractors as compensation for services rendered in connection with the acquisition of CD&L and have various grant dates, expiration dates and exercise prices.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended
	June 30, 2007 (1)	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003
	(In thousands, except per share data)
Selected Statements of Operations Data:
Revenue	$410,102	$202,430	$256,662	$287,918	$307,138
Cost of services	312,058	145,571	208,342	238,320	241,136

Gross profit	98,044	56,859	48,320	49,598	66,002
Occupancy, selling, general and administrative expenses (3)	107,660	67,696	92,395	92,402	74,001
Restructuring charges and asset impairments (4)	3,398	378	1,603	356	—
Transaction and integration costs (2)	6,565	—	—	—	—

Operating loss (3)(4)	(19,579)	(11,215)	(45,678)	(43,160)	(7,999)
Interest expense, net	(20,257)	(5,118)	(4,750)	(4,567)	(3,959)
Other income (expense)	708	295	584	(109)	(301)

Net loss before income taxes and minority interest	(39,128)	(16,038)	(49,844)	(47,836)	(12,259)
Net loss (3)(4)	$(39,532)	$(16,038)	$(49,844)	$(47,836)	$(12,259)

Net loss applicable to common shareholders (3)(4)	$(65,991)	$(23,647)	$(106,869)	$(77,683)	$(15,609)

Basic and diluted loss per common share (3)(4)	$(2.53)	$(1.49)	$(21.01)	$(551.89)	$(169.44)

Basic and diluted weighted average number of common shares outstanding	26,085	15,907	5,087	141	92

	As Of
	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004	June 28, 2003
Balance Sheet Data
Working capital (deficit) (5)	$(6,756)	$(8,578)	$(36,450)	$(35,543)	$(20,419)
Total assets	176,510	75,653	87,356	93,676	106,489
Long-term debt and capital leases (5)	55,510	26,185	2,829	5,235	4,602
Shareholders’ equity	55,644	15,069	10,429	6,475	22,450

The following items impact the comparability of our data from continuing operations:

(1)	The fiscal year ended June 30, 2007 includes the results of CD&L which was acquired in July 2006. The acquisition was financed through the issuance of $78.2 million of Senior Notes and 277,770 shares of Series Q Convertible Preferred Stock. $26.3 million of previously existing debt was paid.
(2)	The fiscal year ended June 30, 2007 includes $0.5 million in bonuses paid for the successful completion of raising capital and acquiring CD&L and $6.1 million in expenses, primarily for consulting services, incurred to integrate CD&L into Velocity.

(3)	In fiscal year ended July 1, 2006, upon consolidation of Peritas, Peritas’ accumulated losses of $1.1 million were recognized by the Company as expense in the fourth quarter due to common ownership. The fiscal year ended July 2, 2005 includes an increase in the legal settlement reserve expense by $4.9 million. See Note 14 to our consolidated financial statements.
(4)	Restructuring charges and asset impairments, which included costs for severance, excess facilities and impairment of long-lived assets were $0.4 million for fiscal 2006, $1.6 million for fiscal 2005, $0.4 million for fiscal 2004, and $0 for fiscal 2003 and 2002.
(5)	Working capital is defined as our current assets less our current liabilities. Outstanding balances under the revolving credit facility and the senior subordinated debt facility were reclassed from short-term obligations to long-term debt on July 1, 2006 due to being refinanced subsequent to year-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

The Company is engaged in the business of providing time definite logistics services. We operate primarily in the United States with limited operations in Canada. The Company operates in a single-business segment.

The Company has one of the largest nationwide networks of time-definite logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. Its customers are comprised of multi-location, blue chip customers in the healthcare, office products, financial, commercial, transportation & logistics, retail & consumer products, technology, and energy sectors.

Our service offerings are divided into the following categories:

•	scheduled logistics, consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer.

•

distribution logistics, consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations within broadly defined time schedules.

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

The Company’s customers represent a variety of industries and utilize our services across multiple service offerings. Revenue categories and percentages of total revenue for fiscal years ended 2007, 2006 and 2005 on an historical basis are as follows:

	Fiscal year ended:
	June 30, 2007	July 1, 2006	July 2, 2005
Healthcare	27.7%	21.2%	20.2%
Office Products	24.8	32.1	28.4
Financial services	17.3	16.5	21.5
Commercial	11.2	12.5	17.4
Transportation and logistics	8.4	6.3	7.2
Retail and Consumer Products	7.4	4.7	2.9
Energy	2.1	4.9	1.2
Technology	1.6	1.7	1.2

The mix of revenue in 2007 reflects the combination with CD&L. CD&L’s historically greater weighting in healthcare, retail, and transportation and logistics resulted in the relative increase in those categories, whereas CD&L’s lower weighting in office products, commercial and energy caused the relative decrease in those categories compared to the legacy Velocity business in the prior year. The companies had comparable weightings in the financial services and technology industries.

The following table shows our revenue categories and percentages of revenues for the years ended June 30, 2007 compared to July 1, 2006 on a pro forma basis after giving effect to the CD&L acquisition on July 3, 2006:

	Fiscal Year Ended June 30, 2007	Pro Forma Fiscal year ended July 1, 2006
Healthcare	27.7%	22.9%
Office Products	24.8	22.5
Financial services	17.3	19.0
Commercial	11.2	11.2
Transportation and logistics	8.4	8.8
Retail and consumer products	7.4	5.6
Energy and other	2.1	6.8
Technology	1.6	3.2

The Company had one customer that accounted for more than 12% of our net revenues in fiscal 2007 and Pro Forma 2006. Our ten largest customers accounted for approximately 46% and 43% of our net revenues in fiscal 2007 and Pro Forma 2006, respectively. The progression towards larger customers is consistent with our business strategy.

With the enactment of the Federal law known as Check 21, on October 28, 2004, we anticipate that financial services revenue will continue to decline as financial institutions migrate to electronically scanned and processed checks, without the need to move the physical documents to the clearing institution. Off-setting this relative decline in revenue in the financial services industry, we believe we will benefit from the growth in healthcare and retail industries (including office supplies) within the United States, and be able to effectively leverage our broad coverage footprint to capitalize on this national growth industry.

The Company had a net loss of $39.5 million for the fiscal year ended June 30, 2007, including a net loss of $4.3 million for the three months ended June 30, 2007, which resulted in cash used in operating activities for the year of $7.7 million. In fiscal year 2007, the Company financed this operating cash flow deficit through net proceeds of $6.5 million from a revolving credit facility and improvements in working capital management. See “—Liquidity and Capital Resources.”

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

•	repaid approximately $20.5 million of indebtedness owed to Bank of America, N.A.

•	repaid approximately $5.8 million of indebtedness owed to BET Associates, LP

At the closing of the Merger on August 17, 2006, the Company:

•	acquired the remaining 51% of CD&L’s outstanding common stock;

•	repaid approximately $9.6 million of indebtedness owed by CD&L to Bank of America, N.A.;

•	paid off approximately $1.6 million of CD&L seller-financed debt from previous acquisitions; and

•	paid $1.0 million to the former Chairman and Chief Executive Officer of CD&L in fulfillment the change of control provision in his employment agreement

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units were approximately $63.5 million and from the sale of the Series Q Preferred Stock were approximately $42.5 million. Approximately $51.6 million of the proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million), BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from previous acquisitions, approximately $9.4 million were used to repay CD&L’s line of credit facility and $17.2 million was retained for general corporate purposes. See “—Liquidity and Capital Resources”. In addition, the Company granted customary registration rights with respect to the shares of the Company’s common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

Management believes that the acquisition of CD&L has benefited the Company in several ways. The combined company has increased its annual revenues, and has approximately 4,800 independent contractor drivers operating from 152 locations in leading markets across the United States and Canada. In addition, the combination is proving to show the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies providing our customers with a broader national reach;

•

superior customer programs combining proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	substantial costs savings through operational synergies and elimination of redundant expenses.

Restructurings

In 2005, 2006, and 2007 the Company implemented several restructurings that management believes have repositioned the Company for greater success in the future.

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

During the third quarter of fiscal 2006, the Company recorded a charge of $300,000 related to severance and benefits for the termination of approximately 120 employees and revised its estimates of previously recorded costs and losses associated with excess facilities. For fiscal 2006, the Company’s revenue declined largely due to lower volume experienced as a result of the restructuring implemented at the end of the Company’s third quarter of fiscal 2005. The revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $20.0 million. For more information, see Note 4 (Restructuring) to the Company’s consolidated financial statements for the year ended June 30, 2007.

During 2007, in conjunction with the integration of CD&L, management identified operational synergies of the combined companies and executed its plan for staff reductions of approximately 200 employees, including a retention incentive program for key individuals, and the closing of 39 redundant operating centers. In 2007, the Company recorded a charge of approximately $0.1 million associated with the reduction of workforce, $0.3 million in retention bonuses and approximately $2.4 million in lease contract termination costs associated with the integration. To date, all 39 planned locations have been vacated as a result of facility consolidations. In addition, a charge of approximately $33,000 was recorded related to revisions in the Company’s estimates of previously recorded costs and losses associated with prior period restructurings. As a result of the integration of CD&L, the Company reduced annualized expenses in delivery operations, primarily resulting from occupancy and staff cost reductions resulting from the consolidation of facilities in the same geographic area, and in general and administrative expenses through the elimination of duplicate management, public company expenses and insurance coverage, by a total of approximately $22.0 million.

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

We are continually engaged in bidding for additional contract work for a variety of new and existing customers. We believe our current pipeline of bidding activity remains robust, with potential customers that could generate annual billings of up to $221 million, although we cannot assure you that we will be successful in obtaining these clients. The activity is consistent across all geographic regions in which we operate. Full implementation of newly awarded contracts generally takes from thirty to ninety days.

Cost of services consists of costs relating directly to performance of our services, including driver and messenger costs, transportation services purchased from third parties, and costs to staff, equip and insure our warehouse facilities. Substantially all of the drivers we use are independent contractors who provide their own vehicles. As of June 30, 2007, we owned no motor vehicles in the United States and only three in Canada. Drivers and messengers are compensated based on a combination of the number of stops they make, the number of packages they deliver and/or a percentage of the delivery charge. Consequently, our driver, messenger and purchased transportation costs are variable in nature. We also employ workers in our own leased warehouse facilities and certain facilities owned by our customers. The salary and employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

Cost of services for 2007 was $312.1 million, an increase of $166.5 million, or 114.4%, from $145.6 million for 2006. The increase was disproportionate to the increase in revenue primarily due to the acquisition of CD&L which added approximately $171.0 million in cost reflecting lower margins on CD&L revenue. We have focused on reducing our costs through the following two initiatives:

•

implementing our proprietary route management technology to optimize routes structures at each location for the maximum number of stops per day for each driver thereby allowing us to improve our gross margins; and

•	the completion of the conversion of our workforce from employee drivers to independent contractors, which creates a more variable cost structure and higher gross margins.

These two initiatives will result in trucks that carry larger loads on denser routes, fewer more satisfied drivers making more money, and better customer service at lower costs.

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

During fiscal 2008, we plan to continue to invest in technologies that will increase our competitive advantage in the market by providing enhanced package tracking and increased productivity from both a frontline delivery and back office perspective. During fiscal years 2005 and 2006, we spent more than $5 million in the development and implementation of route management software solutions that have proven to have had a significant impact on reducing overall delivery cost and enhancing our ability to better manage our variable operating cost. During fiscal year 2007, we spent $1.5 million in the development of package tracking technology.

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

The Company’s critical accounting policies are as follows:

Revenue Recognition

Revenue from our same-day transportation and distribution/logistics services is recognized when services are rendered to customers.

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

Financial Instruments

Financial instruments are initially recorded at their fair values at the time of issuance. Multiple financial instruments issued in a transaction are recorded at their relative fair values using Black Scholes and other valuation techniques. Those recorded as liabilities are remeasured at each reporting period with changes in fair value reported in operations. Financial instruments issued to settle obligations are valued at their fair value on the day of issuance. Differences between fair value and carrying value are recognized in operations.

Goodwill Impairment

Our goodwill is subjected to impairment testing, which requires us to estimate the fair value of our reporting unit to its carrying value. In order to determine the fair value of Velocity Express, we employed the Implied Enterprise Value technique based on our publicly traded stock price, an approach widely accepted in determining fair value for an enterprise. The fair value derived was in excess of the carrying amount of goodwill and, therefore, no adjustment for impairment was required in fiscal year 2007.

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

Following the acquisition of CD&L, the Company continued to insure workers’ compensation risks for the workforce acquired from CD&L through insurance policies with substantial deductibles, and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. In January 2007, the Company began insuring its entire workforce’s workers’ compensation risks through these insurance policies discussed above with substantial deductibles, and retains risk as a result of its deductibles related to such insurance policies. As of June 30, 2007, the Company has a liability of approximately $1.8 million for case reserves, development reserves, plus estimated losses incurred, but not reported.

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

Results of Operations

The Company reports its financial results on a 52-53 week fiscal year basis. Under this basis, our fiscal year ends on the Saturday closest to June 30th. Fiscal years 2007, 2006 and 2005 all contained 52 weeks.

Year Ended June 30, 2007 Compared to Year Ended July 1, 2006

Revenue for 2007 increased by $207.7 million or 102.6% to $410.1 million, from $202.4 million in 2006. The increase in revenue for 2007 compared to 2006 was the result of adding approximately $221.0 million of revenue due to the acquisition of CD&L, $4.3 million in revenue related to new customer start-ups that will yield $13.6 million in annual revenue, and amortizing into operations $1.5 million of non-cash revenue related to unfavorable contracts purchased with the CD&L acquisition. This increase was partially offset by the loss of approximately $18.5 million of revenue resulting from losing two customers, a major office supply customer and a significant bank customer, in the second quarter of 2007, and the continued migration of banking customers to the Check 21 scanning technology combined with the decrease of remaining residual revenue in the first quarter of fiscal year 2006 that resulted from a restructuring completed during the fourth period of fiscal year 2005. Approximately $2.5 million of revenue was realized in 2006 from customers’ running out their contractual termination periods. The inclusion of results from Peritas in the current period accounted for $0.2 million of the increase in revenue.

Cost of services for 2007 increased by $166.5 million, or 114.4%, to $312.1 million, from $145.6 million in 2006. The increase was primarily due to the acquisition of CD&L which added approximately $171.0 million in cost reflecting lower margins on CD&L revenue. In addition, higher cost of services also reflects costs associated with maintaining high customer service levels while simultaneously accomplishing our field integration objectives, with the largest variances in payments to drivers and messengers, purchased transportation, and warehouse costs. In addition, the Company incurred expenses to convert CD&L “guaranteed” driver settlement practices to the Company’s activity-based driver settlement model. Furthermore, the prior year insurance costs were lower than the current period because of reductions recorded last year to insurance claim reserves. The higher cost of services was partially offset by a decrease of approximately $12.5 million of cost of services largely due to the reduced revenue from the loss of two customers and $2.3 million of amortization of the liability for unfavorable contracts purchased with the CD&L acquisition. The inclusion of results from Peritas in the current period accounted for $0.3 million of the increase cost.

Gross margin, as a result of the increase in cost of services, declined from 28.1% in 2006 to 23.9% in 2007 due to the combination of reasons stated above.

Occupancy charges for 2007 increased by $5.8 million, or 48.7%, to $17.9 million as compared to $12.0 million in 2006. Approximately $5.5 million of the increase resulted from the acquisition of CD&L. As part of the acquisition of CD&L, the Company ended up with duplicate facilities in numerous locations. As part of the integration of those facilities, the Company has realized $1.3 million in reduced occupancy costs to date. As a percentage of revenue, occupancy costs have decreased 1.5%, from 5.9% in 2006 to 4.4% in 2007.

Selling, general and administrative expenses for 2007 increased by $31.0 million, or 59.9%, to $82.6 million or 20.1% of revenue, as compared with $51.7 million or 25.5% of revenue in 2006. The increase in SG&A resulted primarily from the acquisition of CD&L, which added approximately $31.5 million, in additional expenses. Higher legal fees also added to the increase in SG&A. The increase was partly offset by lower legal settlements. Lower personnel costs contributed to reducing total SG&A expense as a percentage of revenue by 5.4%, from 25.5% to 20.1%.

Transaction and integration costs of $6.6 million for 2007 primarily reflected outside consultants, success bonuses and travel costs related to the integration of the CD&L operations.

The restructuring and asset impairments expense for 2007 was $3.4 million as compared to $0.4 million in 2006. Of the expense recorded in 2007, $0.4 million was associated with severance and retention incentives as part of the integration of CD&L, $2.4 million was the result of lease terminations as part of the CD&L integration, and $0.5 million related to the write down of Peritas vehicles classified as assets held for sale to fair value.

Depreciation and amortization expense increased by $3.2 million, or 78.7%, to $7.2 million for 2007 as compared to $4.0 million in 2006 primarily reflecting the amortization of intangible assets recorded as part of the purchase of CD&L which contributed $3.2 million of expense to 2007.

Net interest expense for 2007 increased by $15.1 million, to $20.3 million from $5.1 million in 2006. In the prior-year period, the interest related primarily to the Company’s then existing revolving credit facility and subordinated debt. With the replacement of that debt with the Senior Notes, the Company’s interest expense for the current year was comprised of $8.3 million of interest on the Senior Notes and Revolving Credit Facility in addition to non-cash expense of $11.8 million that includes amortization of deferred financing charges and accretion of the debt discount relating to the warrants that were issued as a part of the Senior Notes Unit offering. In addition, interest income, net of miscellaneous interest was $0.6 million for the current year.

Other income (expense) for 2007 included $0.6 million of income from a fair market value adjustment million related to the present value of a settlement liability. Other income (expense) for 2006 included $0.8 million of other income primarily related to an insurance recovery from a prior period partly offset by a fair market value expense adjustment of $0.5 million related to the present value of a settlement liability.

As a result of the above, the Company recorded a net loss of $39.5 million in 2007 compared to a net loss of $16.0 million in 2006.

Net loss applicable to common stockholders was $66.0 million for 2007 compared with $23.6 million for 2006. For 2007, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock and the issuance of additional shares of

Common Stock to settle a lawsuit, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In 2006, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sales of the Series O and Series P Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O and Series P Convertible Preferred Stock and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O and Series P Convertible Preferred Stock.

Year Ended July 1, 2006 Compared to Year Ended July 2, 2005

Revenue for 2006 decreased $54.2 million, or 21.1%, to $202.4 million from $256.7 million for 2005. The decrease in revenue is in large part attributable to lower volume experienced as a result of the restructuring initiated at the end the third fiscal quarter of 2005 as described above. The result was a 20% reduction of weekly revenue. When annualized over the entire fiscal year, these restructuring actions accounted for approximately $50.0 million of the $54.2 million decrease in revenue from 2005. The remaining decrease in revenue is attributable to losses associated with pricing pressures and customer freight volume fluctuations of approximately $24.0 million. The revenue decline was partially offset by new customer contracts and business expansion with existing customers approximating $20.0 million. Greater concentration on national account business resulted in an increased proportion of revenues originating from those accounts. In addition, approximately $0.4 million of the decrease relates to consolidation of one quarter of revenue from a consolidated variable interest entity, Peritas, LLC, during 2006 compared to the consolidation of two quarters of revenue during 2005.

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

These three initiatives resulted in trucks that carry larger loads on denser routes, fewer more satisfied drivers making more money, and better customer service at lower costs.

Decreased volume and closed facilities accounted for $43.4 million of the decrease, lower vehicle costs accounted for $4.7 million, lower costs for insurance accounted for $3.7 million, primarily vehicle insurance ($3.1 million), a decrease in cargo claims together with a change in the estimate for cargo claim reserves accounted for $1.2 million, introduction of the cargo loss waiver accounted for $0.7 million, approximately $0.4 million of the decrease related to the consolidation of one quarter of Peritas costs during 2006 compared to the consolidation of two quarters of costs during 2005, all partially offset by a $1.6 million increase in purchased transportation, and the remaining $10.3 million of the decrease being attributable to driver pay efficiencies gained from our proprietary route management technology.

Beginning in April 2005 with the restructuring of our operations, we began to realize significant reductions in costs relative to our redefined routes as enabled by our proprietary route management system. As a result of all the above, the gross margin on service has increased from 18.8% in 2005 to 28.1% in 2006.

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

Changes in Internal Controls over Financial Reporting

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at June 30, 2007.

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

Liquidity and Capital Resources

Overview

In 2007, the Company reported a loss from operations of approximately $19.6 million, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations” contained in this Report, including, in particular, the continued cost of the integration of CD&L. The CD&L integration has taken 9 months longer and cost approximately $7 million more than the Company’s original estimates. As a result, the Company did not meet the minimum EBITDA levels contained in its credit agreement for the period ending March 31, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company a waiver and then entered into an amendment to the credit agreement dated May 25, 2007 that provided for lower minimum EBITDA targets and revised reporting requirements. Notwithstanding the May amendment, due to an unanticipated degree of customer losses related to the migration of financial services customers to electronic check clearing under the Federal Check 21 initiative and unfavorable contracts the Company assumed with the CD&L acquisition, the Company again did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into another amended agreement dated October 15, 2007 which included (1) lower monthly minimum EBITDA requirements through December 2008 and (2) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 25 basis point increase when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

•

improving gross margins by using our newly integrated route information database to identify and correct a number of specific, predominately legacy CD&L routes - fewer than 10% of all routes - where our average driver settlement has exceeded competitive market norms for the work performed;

•	winding down payments related to restructuring and integration related activities from $10 million in fiscal 2007 to less than $2 million in fiscal 2008;

•

lower operating and SG&A expenses by reducing headcount, restoring our historical market-based deductions from independent contractor settlements to recoup driver support costs not recovered during fiscal 2007, and changing or eliminating services and the related costs associated with telecommunications, workforce acquisition, and miscellaneous other activities;

•

further improvement in gross margins compared to prior quarters, and based on the continuing roll-out of the Company’s route optimization software, which was made possible by the completion of route data migration in fiscal 2007; and

•	increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets;

•	further improving accounts receivable collections resulting from the customer database integration which was completed in fiscal 2007.

In addition, we expect to further improve our cash position in fiscal 2008 by the following steps:

•	sale of our Canadian subsidiary in the second quarter of fiscal 2008, as negotiations with interested parties have progressed favorably;

•

issuance of approximately 1,000,000 shares of common stock in connection with a private placement to management in July 2007 under which selected members of the management team were offered the opportunity to purchase common shares. $573,000 was paid to the Company in June 2007, and an additional $527,000 is being paid by payroll deductions or scheduled monthly payments during the first half of fiscal 2008; and

•

in connection with a consent solicitation from the holders of the Senior Notes in July 2007, approximately $3.2 million was raised from the exercise of approximately 6.0 million warrants. (see discussion above for more details)

The Company believes that, based on its operating plan, cash to be received from the pending sale of its Canadian subsidiary, cash received from a private placement of common stock and warrant exercises in July 2007, and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Indenture governing the Senior Notes to maintain a minimum cash balance of $4.0 million through May 15, 2008, and $8.5 million thereafter through June 28, 2008, which is subject to adjustment in the event that certain conditions are not met, and to make the December 2007 and June 2008 interest payments on the Senior Notes in cash of $5.1 million each. As of June 30, 2007, the Company had $14.5 million in cash and $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions), cash to be received from the pending sale of a subsidiary, cash received from a private placement of common stock and warrant exercises in July 2007 and results from operations and qualitative feedback from field management since June 30, 2007, the Company believes it will be in compliance with its covenants, including those summarized above. As such, the Company believes it will continue to meet its obligations in the ordinary course of business as they become due through June 28, 2008.

As with any operating plan, there are risks associated with the Company’s ability to execute it. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above. If the Company is unable to execute this plan in general or if, after making the December 30, 2007 or June 30, 2008 interest payment, the Company cannot remain in compliance with the minimum cash requirement, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses in that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement and the minimum cash requirement under the Indenture. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the year ended June 30, 2007, the net increase in year end cash was $12.7 million compared to a net decrease of $4.1 million during the year ended July 1, 2006. As reported in our consolidated statements of cash flows, the increase (decrease) in cash during the years ended June 30, 2007 and July 1, 2006 is summarized as follows (in thousands):

	Fiscal Year Ended
	2007	2006
Cash used for transaction, integration, and restructuring expenses	$(8,431)	$(1,177)
Cash provided by ongoing operating activities	755	(8,797)

Cash used in operating activities	(7,676)	(9,974)
Cash used in investing activities	(53,207)	(976)
Cash provided by financing activities	73,586	6,859

Total increase (decrease) in cash	$12,703	$(4,091)

Cash used in operations was $7.7 million for 2007. This use of funds was comprised of a net loss of $39.5 million offset by non-cash expenses of $20.4 million, and by net cash provided as a result of working capital changes of $15.3 million, partly offset by non-cash revenue and other non-cash benefits amortized into results from acquired unfavorable contracts of $3.8 million.

Cash used in investing activities was $53.2 million for 2007 and consisted primarily of $51.6 million of net cash used for the acquisition of CD&L and $2.4 million of capital expenditures. This was partly offset by $0.8 million of cash provided from asset sales.

Cash provided from financing activities for 2007 amounted to $73.6 million. The primary sources of cash were net proceeds of $63.5 million from the issuance of Senior Notes, $42.5 million from the issuance Series Q Convertible Preferred Stock and net proceeds of $6.5 million from the Company’s new revolving credit facility. This was offset by the $29.9 million to repay the Company’s and CD&L’s then existing revolving credit facilities, $5.8 million to repay the Company’s subordinated debt, $1.5 million to repay CD&L seller financed debt and $0.9 million in note payments made by Peritas. The Company sold 75,000 Units for $70.7 million, net of a $4.3 million discount for the first semi-annual interest payment. Each Unit is comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of common stock at an initial exercise price of $1.45 per share. $7.2 million of fees associated with the placement of the Senior Notes were netted against the cash generated. The Company sold 4,500,000 shares of Series Q Convertible Preferred Stock, each of which was initially convertible into 9.0909 shares of common stock preferred stock for $45.0 million. $2.5 million in fees associated with the placement of these shares are netted against the cash generated. In addition, the Company incurred $0.2 million of issuance costs in June 2007 related to shares of Common Stock sold to management and shares issued upon the conversion of warrants in July 2007.

Revolving Credit Facility

On December 22, 2006, the Company and most its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. (“Wells”). Wells is the administrative agent under the revolving credit agreement. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Indenture (as defined below) and (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit agreement, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement. The borrowers’ obligations are joint and several. The Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Senior Notes. The revolving credit agreement provides for up to $25.0 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. At closing, Wells issued two letters of credit: one for $3.0 million to secure the Company’s and its subsidiaries’ cash management obligations with respect to bank accounts maintained by the Company and its subsidiaries with Wells Fargo Bank, N.A. and a second for $3.5 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverage. In June 2007 the letter of credit with Wells Fargo Bank, N.A. was reduced by $1.5 million and the letter of credit issued to the captive insurance company was reduced by $0.6 million. In September 2007, the letter of credit securing the Company and its subsidiaries’ cash management obligations was reduced to zero as the Company moved its cash management accounts from Wells to another financial institution.

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at June 30, 2007 was 8.25%. In addition to paying interest on outstanding borrowings under the revolving credit agreement, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement.

The revolving credit agreement contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability, to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the revolving credit agreement), measured on a month-end basis at the end of each fiscal month, and to certify compliance on a monthly basis. At June 30, 2007, in accordance with the terms of the agreement, the Company had $0.1 million in available borrowings. In connection with the revolving credit agreement, the Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Senior Notes.

The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending March 31, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company a waiver. The Company negotiated revised minimum EBITDA targets and revised reporting requirements with Wells, in its capacity as agent and lender, pursuant to an amendment dated May 25, 2007. The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers. The Company negotiated (1) revised monthly minimum EBITDA requirements and (2) agreed to an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping 25 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverts back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million with the lender with an amended agreement dated October 15, 2007.

As a condition to and in connection with executing the Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the Credit Agreement proceeds of the sale of the Canadian subsidiary or certain treasury stock or offerings of equity, (iii) increases the interest rate on the Senior Notes from 12.0% to 13.0% and (iv) establishes a borrowing base reserve of $400,000, which reserve shall be reduced to zero when the Company delivers to Wells, in its capacity as agent under the revolving credit agreement, its financial statements for its fiscal quarter ending December 31, 2007, provided no event of default under the Credit Agreement then exists.

CD&L Transactions

In connection with the CD&L acquisition, the Company issued Units, consisting of the senior secured notes and warrants, and Series Q Preferred Stock. The issuance was effected as a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Senior Notes

The Senior Notes were issued pursuant to the Indenture (the “Indenture”) dated as of July 3, 2006 between the Company and Wells Fargo Bank, N.A., as trustee. The Senior Notes bear interest at an annual rate of 12% at June 30, 2007. As discussed below, the annual interest rate increased to 13% in July 2007. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.4 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share.

They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes issued, with proceeds derived from the sale of the Company’s capital stock which occurs within 90 days prior to the date of redemption. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the senior secured notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Subject to a second supplemental indenture dated as of December 22, 2006, which prohibits mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility, holders of Senior Notes have the right to cause the Company to redeem, at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders of the Senior Notes also have the right to cause the Company, subject to the December 22, 2006 amendment, to redeem at par, up to an additional 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for the Company’s common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders of the Senior Notes will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

The Indenture contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue of preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, the Company must maintain specified amounts of cash, cash equivalents and qualified accounts receivable. The Indenture contains events of default customary for similar transactions.

The Senior Notes are guaranteed by the Company’s domestic subsidiaries and were originally secured by a first-priority lien on collateral consisting of substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets. On December 22, 2006, the Indenture was amended to permit the Company to enter into the new revolving credit facility and to modify certain other provisions of the Senior Notes, including, but not limited to, a limitation on the ability of holders of the Senior Notes to cause the Company to redeem the Senior Notes based on the Company’s consolidated cash flow if there are then outstanding any obligations under the revolving credit facility. In addition, the trustee subordinated the lien securing the Senior Notes to the lien securing the revolving credit facility, as required by the Indenture. The Company received consents from a majority of the Senior Note holders pursuant to a consent solicitation.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the Indenture governing the 12.0% Senior Notes. The Supplemental Indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%. The Company received consents from a majority of the Senior Note holders pursuant to a consent solicitation.

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

In addition to issuing warrants as part of the Units, the Company also issued warrants on July 3, 2006 to purchase 250,000 shares of its common stock to affiliates of THLPV in consideration of services provided by one or more of these parties, at an exercise price of $.01 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of THLPV, is one of the Company’s directors.

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

Use of Proceeds

In total, the aggregate net cash proceeds from the sale of the Units were approximately $63.5 million and from the sale of the Series Q Preferred Stock were approximately $42.5 million. Approximately $51.6 million of the proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million), BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from previous acquisitions, approximately $9.4 million were used to repay CD&L’s line of credit facility and $17.2 million was retained for general corporate purposes. See “—Liquidity and Capital Resources”. In addition, the Company granted customary registration rights with respect to the shares of the Company’s common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

Exchange Rates & Inflation

Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

As of June 30, 2007, we had outstanding operating lease commitments of $34.5 million, payable over multiple years. Some of these commitments were for space that was no longer being used, which resulted in restructuring charges of $2.4 million and $0.5 million during 2007 and 2005, respectively. There were no restructuring charges for lease commitments in fiscal year 2006. We have entered into subleases for some of this excess space and are in the process of attempting to sublease such space, but it is considered unlikely that any sublease income generated will offset the entire future commitment.

As of June 30, 2007, our significant future contractual obligations and their payments by fiscal year were as follows (in thousands):

Contractual Obligations	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$10,316	$6,962	$5,308	$3,366	$2,288	$6,269	$34,509
Capital leases	267	260	251	235	108	—	1,121
Debt	558	15	11	78,992	—	—	79,576
Interest on Senior Notes	9,710	10,167	15,250	—	—	—	35,127
Legal settlements	1,740	215	—	—	—	—	1,955

Total	$22,591	$17,619	$20,820	$82,593	$2,396	$6,269	$152,288

For more information regarding operating leases, long-term debt and the line of credit, see Notes 14 and 8, respectively, of our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Peritas was consolidated with our financial statements at July 1, 2006 and for the three months then ended as required by FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” Peritas remains consolidated with our financial ststements as of and for the year ended June 30, 2007.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of changes for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effort effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 did not have a material effect on the Company’s financial statements.

In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which means that it will be effective for our fiscal year beginning July 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on Company’s financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specific election dates. SFAS 159’s objective is to improve financial reporting by reducing both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 requires companies to provide additional information that will help users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for the Company’s fiscal year beginning June 29, 2008. The Company is in the process of evaluating SFAS 159 and therefore has not yet determined the effect that the adoption will have on its financial statements.

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

As of September 28, 2007, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $70.4 million, based on current asking prices for trades at 90% of face value, with an overall weighted average interest rate of 13.0% and an overall weighted maturity of 2.75, years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

The Company has revolving debt of $7.5 million at June 30, 2007 that is subject to variable interest rates. A 1% change in the interest would result in an impact of $0.1 million in interest expense. Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

Report of UHY LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Velocity Express Corporation and subsidiaries (the “Company”) as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended June 30, 2007. Our audits also included the financial statement schedule for 2007 and 2006 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2007 and July 1, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation as of July 3, 2005.

/s/    UHY LLP

Hartford, Connecticut

October 15, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows of Velocity Express Corporation and Subsidiaries for the year ended July 2, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but are not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Velocity Express Corporation and Subsidiaries operations and their cash flows for the year ended July 2, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Stamford, Connecticut

October 17, 2005

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 30, 2007	July 1, 2006
ASSETS
Current assets:
Cash	$14,418	$1,715
Accounts receivable, net of allowance of $3,277 and $3,273 at June 30, 2007 and July 1, 2006, respectively	32,597	14,789
Accounts receivable - other	1,250	1,031
Prepaid workers’ compensation and auto liability insurance	3,404	1,932
Other prepaid expenses and other current assets	1,031	1,167

Total current assets	52,700	20,634

Property and equipment, net	8,457	6,581
Assets held for sale	101	973
Goodwill	81,791	42,830
Intangible assets, net	24,327	—
Deferred financing costs, net	6,246	1,763
Other assets	2,888	2,872

Total assets	$176,510	$75,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$28,413	$16,900
Accrued wages and benefits	3,643	2,755
Accrued legal and claims	5,854	4,688
Accrued insurance and claims	3,697	1,802
Accrued interest	5,867	270
Related party liabilities	574	1,430
Other accrued liabilities	3,383	977
Revolving line of credit	7,467	—
Current portion of long-term debt	558	1,363

Total current liabilities	59,456	30,185
Long-term debt, less current portion	55,510	26,185
Accrued insurance and claims	1,882	2,540
Restructuring liabilities	—	111
Other long-term liabilities	4,018	1,563
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 12,239 and 10,231 shares issued and outstanding at June 30, 2007 and July 1, 2006, respectively	68,902	33,243
Common stock, $0.004 par value, 700,000 shares authorized 32,820 and 16,965 shares issued and outstanding at June 30, 2007 and July 1, 2006, respectively	131	68
Stock subscription receivable	—	(7,543)
Additional paid-in-capital	376,041	313,489
Accumulated deficit	(389,497)	(324,200)
Accumulated other comprehensive income	67	12

Total shareholders’ equity	55,644	15,069

Total liabilities and shareholders’ equity	$176,510	$75,653

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	June 30, 2007	July 1, 2006	July 2, 2005
Revenue	$410,102	$202,430	$256,662
Cost of services	311,820	145,346	208,156
Depreciation	238	225	186

Gross profit	98,044	56,859	48,320

Operating expenses:
Occupancy	17,855	12,010	14,800
Selling, general and administrative	82,614	51,661	74,264

	100,469	63,671	89,064
Transaction and integration costs	6,565	—	—
Restructuring charges and asset impairments	3,398	378	1,603
Depreciation and amortization	7,191	4,025	3,331

Total operating expenses	117,623	68,074	93,998

Loss from operations	(19,579)	(11,215)	(45,678)
Other income (expense):
Interest expense, net	(20,257)	(5,118)	(4,750)
Other	708	295	584

Loss before income taxes and minority interest	(39,128)	(16,038)	(49,844)
Income taxes	37	—	—
Minority interest	367	—	—

Net loss	$(39,532)	$(16,038)	$(49,844)

Net loss applicable to common shareholders	$(65,991)	$(23,647)	$(106,869)

Basic and diluted net loss per share	$(2.53)	$(1.49)	$(21.01)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	26,085	15,907	5,087

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 3, 2004	2,807	$24,304	2,000	$13,600	1,517	$8,308	740	$7,802	5,478	$4,087	478	$3,761
Stock option expense	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Warrant exercises—Preferred Stock	—	—	825	4,953	217	1,191	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Payments against stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Additional subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for services rendered	—	—	—	—	—	—	—	—	—	—	—	—
Series M Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Series n Preferred Stock issued for interest PIK	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common Stock	(2,807)	(24,304)	—	—	—	—	—	—	—	—	—	—
Conversion of Series C to Common Stock	—	—	(2,825)	(18,553)	—	—	—	—	—	—	—	—
Conversion of Series D to Common Stock	—	—	—	—	(1,734)	(9,499)	—	—	—	—	—	—
Conversion of Series F to Common Stock	—	—	—	—	—	—	(740)	(7,802)	—	—	—	—
Conversion of Series G to Common Stock	—	—	—	—	—	—	—	—	(5,478)	(4,087)	—	—
Conversion of Series H to Common Stock	—	—	—	—	—	—	—	—	—	—	(478)	(3,761)
Conversion of Series I to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series J to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series K to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series L to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Reverse Common Stock Split—1 for 50
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 2, 2005	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—
Warrants conversion	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series P Preferred Stock for services	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series M Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series N Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series O Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Minority interest in variable interest entity	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at July 1, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Series I Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series L Preferred Stock		Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock		Preferred Stock Warrants
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
16,810	$24,558	3,088	$4,631	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,042	$7,600
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,042)	(7,600)
—	—	—	—	—	—	—	—	—	(1,043)	—	(418)	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	4,912	7,368	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	9,852	14,777	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	7,000	7,000	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	6,120	22,550	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	98	360	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	196	724	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	2,544	9,375	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
(16,810)	(24,558)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	(8,000)	(11,999)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	(9,852)	(14,777)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	(7,000)	(7,000)	—	—	—	—	—	—	—	—	—	—	—	—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	$—	—	$—	—	$—	—	$—	6,414	$22,591	2,544	$8,957	—	$—	—	$—	—	$—	—	$—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	(132)	—	(43)	—	(215)	—	(774)	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	228	841	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	1,400	5,600	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,094	9,152	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	6	20	—	—	—	—
—	—	—	—	—	—	—	—	(1,270)	(4,682)	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	(1,169)	(4,367)	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	(926)	(3,705)	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	$—	—	$—	—	$—	—	$—	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398	—	$—	—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balance at July 3, 2004	10,415	$42	$(100)	$101,120	$(193,058)	$(179)	$6,476
Stock option expense	—	—	—	156	—	—	156
Issuance of restricted stock	—	—	—	—	—	—	—
Warrants issued to contractors for services	—	—	—	787	—	—	787
Warrant exercises—Common Stock	1,094	4	—	7	—	—	11
Warrant exercises—Preferred Stock	—	—	—	1,466	—	—	10
Offering costs	—	—	—	—	—	—	(1,461)
Payments against stock subscription receivable	—	—	57	—	—	—	57
Additional subscription receivable	—	—	(7,500)	—	—	—	(7,500)
Issuance of Series J Preferred Stock	—	—	—	—	—	—	7,368
Issuance of Series K Preferred Stock	—	—	—	—	—	—	14,777
Issuance of Series L Preferred Stock	—	—	—	—	—	—	7,000
Issuance of Series M Preferred Stock	—	—	—	—	—	—	22,550
Series M Preferred Stock issued for services rendered	—	—	—	—	—	—	360
Series M Preferred Stock issued for interest PIK	—	—	—	—	(523)	—	201
Issuance of Series N Preferred Stock	—	—	—	—	—	—	9,375
Series n Preferred Stock issued for interest PIK	—	—	—	—	(102)	—	(102)
Beneficial conversion of Series J Preferred Stock	—	—	—	7,368	(7,368)	—	—
Beneficial conversion of Series K Preferred Stock	—	—	—	14,777	(14,777)	—	—
Beneficial conversion of Series L Preferred Stock	—	—	—	7,000	(7,000)	—	—
Beneficial conversion of Series M Preferred Stock	—	—	—	23,111	(23,111)	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	4,770	(4,770)	—	—
Conversion of Series B to Common Stock	24,120	96	—	24,208	—	—	—
Conversion of Series C to Common Stock	16,898	68	—	18,485	—	—	—
Conversion of Series D to Common Stock	25,518	102	—	9,397	—	—	—
Conversion of Series F to Common Stock	21,806	87	—	7,715	—	—	—
Conversion of Series G to Common Stock	6,724	27	—	4,060	—	—	—
Conversion of Series H to Common Stock	23,967	96	—	3,665	—	—	—
Conversion of Series I to Common Stock	249,160	997	—	23,561	—	—	—
Conversion of Series J to Common Stock	97,561	390	—	11,609	—	—	—
Conversion of Series K to Common Stock	106,006	424	—	14,353	—	—	—
Conversion of Series L to Common Stock	70,000	280	—	6,720	—	—	—
Reverse Common Stock Split—1 for 50	(640,204)	(2,561)	—	2,561	—	—	—
Net loss	—	—	—	—	(49,844)	—	(49,844)
Foreign currency translation	—	—	—	—	—	208	208
Comprehensive loss	—	—	—	—	—	—	$(49,636)

Balance at July 2, 2005	13,065	$52	$(7,543)	$286,896	$(300,553)	$29	$10,429

Stock option and warrant expense	—	—	—	860	—	—	860
Warrants conversion	19	—	—	4	—	—	4
Warrants issued	—	—	—	4,891	—	—	4,891
Preferred Stock PIK Dividends	—	—	—	2,728	(2,626)	—	102
Offering costs	—	—	—	—	—	—	(1,164)
Issuance of Common Stock	500	2	—	1,228	—	—	1,230
Issuance of Series M Preferred Stock	—	—	—	(841)	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	—	—	5,600
Issuance of Series P Preferred Stock	—	—	—	—	—	—	9,152
Issuance of Series P Preferred Stock for services	—	—	—	—	—	—	20
Conversion of Series M Preferred to Common Stock	1,270	5	—	4,677	—	—	—
Conversion of Series N Preferred to Common Stock	1,185	5	—	4,362	—	—	—
Conversion of Series O Preferred to Common Stock	926	4	—	3,701	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	471	(471)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	3,262	(3,262)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	1,250	(1,250)	—	—
Minority interest in variable interest entity	—	—	—	—	—	—	—
Net loss	—	—	—	—	(16,038)	—	(16,038)
Foreign currency translation	—	—	—	—	—	(17)	(17)
Comprehensive loss	—	—	—	—	—	—	(16,055)

Balance at July 1, 2006	16,965	$68	$(7,543)	$313,489	$(324,200)	$12	$15,069

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Amounts in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2006	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—
Bond warrants
Capital distribution	—	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock as consideration in acquisition of CD&L
Issuance of Series M Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series Q Preferred Stock for cash and interest paid-in-kind
Issuance of Series Q Preferred Stock for services	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series M Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series N Preferred to Common Stock
Conversion of Series O Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series P Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series Q Preferred to Common Stock
Beneficial conversion of Series N Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of Series Q Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment to stock subscription	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Series I Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series L Preferred Stock		Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
—	$—	—	$—	—	$—	—	$—	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398	—	$—

—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
								—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	(47)	—	—	—	133	—	—	—	(2,434)
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
								—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	375	1,382	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	98	361	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	35	146	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	166	554	—	—
								—	—	—	—	—	—	—	—	4,711	47,112
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	323	3,232
—	—	—	—	—	—	—	—	(1,538)	(5,221)	—	—	—	—	—	—	—	—
								—	—	(481)	(1,486)	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	(5)	(20)	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,394)	(4,380)	—	—
								—	—	—	—	—	—	—	—	(372)	(3,673)
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

—	$—	—	$—	—	$—	—	$—	4,209	$14,732	992	$3,422	504	$1,939	1,872	$4,572	4,662	$44,237

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Amounts in thousands)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount
Balance at July 1, 2006	16,965	$68	$(7,543)	$313,489	$(324,200)	$12	$15,069

Stock option and warrant expense	—	—	—	461	—	—	461
Warrants issued	—	—	—	1,585	—	—	1,585
Bond warrants	—	—	—	26,915	—	—	26,915
Capital distribution	—	—	7,500	(7,500)	—	—	—
Preferred Stock PIK Dividends	—	—	—	703	(703)	—	—
Offering costs	—	—	—	(321)	—	—	(2,669)
Issuance of Common Stock	2,668	10	—	2,320	—	—	2,330
Issuance of Common Stock as consideration in acquisition of CD&L	2,465	10	—	3,195	—	—	3,205
Issuance of Series M Preferred Stock	—	—	—	(369)	(1,013)	—	—
Issuance of Series N Preferred Stock	—	—	—	(136)	(225)	—	—
Issuance of Series O Preferred Stock	—	—	—	(32)	(114)	—	—
Issuance of Series P Preferred Stock	—	—	—	(199)	(355)	—	—
Issuance of Series Q Preferred Stock for cash and interest paid-in-kind	—	—	—	(42)	(2,077)	—	44,993
Issuance of Series Q Preferred Stock for services	—	—	—	—	—	—	3,232
Conversion of Series M Preferred to Common Stock	2,700	11	—	5,210	—	—	—
Conversion of Series N Preferred to Common Stock	850	3	—	1,483	—	—	—
Conversion of Series O Preferred to Common Stock	10	—	—	20	—	—	—
Conversion of Series P Preferred to Common Stock	3,783	15	—	4,365	—	—	—
Conversion of Series Q Preferred to Common Stock	3,379	14	—	3,659	—	—	—
Beneficial conversion of Series N Preferred Stock	—	—	—	2,528	(2,528)	—	—
Beneficial conversion of Series O Preferred Stock	—	—	—	1,048	(1,048)	—	—
Beneficial conversion of Series P Preferred Stock	—	—	—	2,448	(2,448)	—	—
Beneficial conversion of Series Q Preferred Stock	—	—	—	15,211	(15,211)	—	—
Adjustment to stock subscription	—	—	43	—	(43)	—	—
Net loss	—	—	—	—	(39,532)	—	(39,532)
Foreign currency translation	—	—	—	—	—	55	55
Comprehensive loss	—	—	—	—	—	—	(39,477)

Balance at June 30, 2007	32,820	$131	$—	$376,041	$(389,497)	$67	$55,644

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	June 30, 2007	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES
Net loss	$(39,532)	$(16,038)	$(49,844)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	7,429	5,993	5,105
Accretion of interest and amortization of debt issue costs	11,759	160	359
Stock option and warrant expense	461	860	155
Loss on non-controlling interest in a variable interest entity	—	1,061	—
Change in fair value of settlement liability	(627)	525	—
Provision for doubtful accounts, trade	479	177	8,028
Provision for doubtful accounts, non-trade	125	—	—
Asset impairments	591	74	41
Loss (gain) on the sale of assets	161	(146)	(185)
Amortization of unfavorable contracts acquired with CD&L	(3,831)	—	—
Other	—	—	160
Equity instruments issued in lieu of payment for services received	—	20	1,147
Change in operating assets and liabilities:
Accounts receivable	9,714	4,771	(1,259)
Other current assets	1,992	799	(636)
Other assets	(776)	(1,739)	(718)
Accounts payable	1,302	(2,069)	(7,375)
Accrued liabilities	3,077	(4,422)	(253)

Cash used in operating activities	(7,676)	(9,974)	(45,275)
INVESTING ACTIVITIES
Proceeds from sale of assets	775	243	452
Purchases of property and equipment	(2,383)	(1,299)	(2,389)
Acquisition of CD&L (net of cash acquired of $531)	(51,599)	—	—
Other	—	80	—

Cash used in investing activities	(53,207)	(976)	(1,937)
FINANCING ACTIVITIES
Proceeds from new revolving credit facility, net	6,546	—	—
Repayments of revolving credit agreements, net	(20,547)	(7,333)	(112)
Repayment of CD&L’s line of credit facility	(9,371)	—	—
Proceeds from notes payable and warrants, net	63,523	—	—
Payments of notes payable and long-term debt	(7,551)	(785)	(388)
Payments of CD&L’s seller-financed debt from previous acquisitions	(1,555)	—	—
Proceeds from issuance of preferred stock, net	42,541	14,977	52,230
Proceeds from issuance of common stock, net	—	—	11
Proceeds from issuance of restricted stock	—	—	57

Cash provided by financing activities	73,586	6,859	51,798

Net change in cash	12,703	(4,091)	4,586

Cash, beginning of period	1,715	5,806	1,220

Cash, end of period	$14,418	$1,715	$5,806

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The consolidated financial statements for the year ended June 30, 2007 include the financial position and results of operations of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). The financial statements of Peritas were not consolidated into the Company’s financial statements for the three and nine-month periods ended April 1, 2006, as the Company was not the primary beneficiary of Peritas during that time. The accompanying financial statements for the years ended June 30, 2007, July 1, 2006 and July 2, 2005 include $0.4 million, $0.2 million and $0.6 million, respectively, in revenue and $0.7 million, $0.1 million, and nil, respectively, of net loss related to Peritas. For a description of the history of Peritas, see Note 5. –Consolidated Financial Interest Entity.

Fiscal Year

The Company’s fiscal year ends the Saturday closest to June 30th. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2007, 2006 and 2005 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2007 and 2006, the Company changed its estimate for prior period uncollectible accounts receivable, resulting in a benefit of $2.3 million or $0.09 per share and $1.5 million or $0.10 per share, respectively.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Revenue from the same-day transportation and distribution/logistics services is recognized when services are rendered to customers.

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has one customer that accounted for 12.3% of its 2007 revenues. No other customers have revenues in excess of 10%. In 2006, the Company had two customers that accounted for 13.3% and 10.4% of net revenue. In 2005, no one customer accounted for 10% of net revenue. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At June 30, 2007, no single customer had an accounts receivable balance greater than 10% of the Company’s total trade accounts receivable. At July 1, 2006, one customer had an accounts receivable balance equal to 10.9% of the Company’s total trade accounts receivable.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings and leasehold improvements are the shorter of 40 years or the life of the lease and are three to seven years for furniture, equipment, vehicles and computer software.

Long-Lived Assets

The Company reviews long-lived assets, including definite life intangible assets, for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the assets with the estimated undiscounted cash flows associated with them. If an impairment exists, the Company measures the impairment utilizing discounted cash flows.

Amortization expense was $3.2 million for the year ended June 30, 2007. Total amortization expense for each of the next five years is estimated to be as follows: $3.1 million in 2008 and $2.1 million in each of 2009—2012.

The gross carrying amount and accumulated amortization of intangible assets is as follows (in thousands):

	Customer Relationships	Non-compete Agreements	Total

Carrying amount	$25,600	$1,900	$27,500
Accumulated amortization	2,223	950	3,173

Net	$23,377	$950	$24,327

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and other intangible assets deemed to have indefinite useful lives are not amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred.

The Company completed its annual goodwill impairment evaluation through 2007, and concluded that no impairment existed for all years presented.

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of the Company’s debt agreements and are being amortized to interest expense using the straight-line method over the terms of the related debt. Accumulated amortization of deferred financing costs was $2.0 million and $2.9 million at June 30, 2007 and July 1, 2006, respectively. Amortization included in the consolidated statement of operations as a component of interest expense was $3.9 million, $1.7 million and $1.6 million for the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively. On July 3, 2006, $0.8 million of deferred financing costs on the Company’s consolidated balance sheet were expensed as an extinguishment loss in conjunction with the payment of the associated debt.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At June 30, 2007, the Company had $7.5 million outstanding under its revolving credit facility with Wells Fargo Foothill, and $78.2 million outstanding under its Senior Notes. The fair market value of the Senior Notes is $70.4 million based on current asking prices for trades at 90% of face value. The carrying amount of the revolving credit facility approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.

Income Taxes

The Company recognizes deferred income taxes for the future tax consequences associated with differences between the tax bases of assets and liabilities and our operating loss carryforwards and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Comprehensive Loss

Comprehensive loss was $39.5 million, $16.1 million and $49.6 million for the years ended June 30, 2007, July 1, 2006 and July 2, 2005. The difference between net loss and total comprehensive loss in all respective periods related to foreign currency translation adjustments. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated comprehensive income within the Shareholders equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) , and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The following table details the effect on net loss applicable to common shareholders and basic and diluted loss per share had compensation expense for the employee share-based awards been recorded in the year ended July 2, 2005 based on the fair value method under SFAS 123 (In thousands, except per share amounts):

Net loss applicable to common shareholders, as reported	$(106,869)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shareholders	155
Deduct: Stock-based compensation expense determined under fair value method for all awards	(189)

Pro forma	$(106,903)

Basic and diluted loss per common share:
As reported	$(21.01)

Pro forma	$(21.02)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of changes for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effort effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 did not have a material effect on the Company’s financial statements.

In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which means that it will be effective for our fiscal year beginning July 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the effect that the adoption of FIN 48 will have on our financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Quantifying Financial Statement Misstatements (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amount of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. SAB 108 did not have a material effect on Company’s financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specific election dates. SFAS 159’s objective is to improve financial reporting by reducing both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 requires companies to provide additional information that will help users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for the Company’s fiscal year beginning June 29, 2008. The Company is in the process of evaluating SFAS 159 and therefore has not yet determined the effect that the adoption will have on its financial statements.

3.	ACQUISITION OF CD&L, INC. AND RELATED TRANSACTIONS

On July 3, 2006, the Company, its wholly owned subsidiary CD&L Acquisition Corp (“Merger Sub”) and CD&L, entered into an agreement and plan of merger (the “Merger Agreement”) to acquire CD&L. CD&L was another leading provider of time-definite logistics services.

The primary reasons for the acquisition were to achieve the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies providing our customers with a broader national reach;

•

superior customer programs combining proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	costs savings through operational synergies and elimination of redundant expenses.

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

•

acquired approximately 49% of CD&L’s outstanding common stock in consideration for which the Company issued 3,205 Units valued at $3.0 million, 2,465,418 shares of common stock valued at $3.2 million or $1.30 per share, equal to the closing price of common shares on the day the final terms of the transaction were agreed; and paid $19.0 million in cash, pursuant to purchase agreements entered into with the holders of certain of CD&L’s convertible debentures and convertible preferred stock;

•	repaid approximately $20.5 million of the Company’s indebtedness owed to Bank of America, N.A.

•	repaid approximately $5.8 million of the Company’s indebtedness owed to BET Associates, LP.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At the closing of the Merger on August 17, 2006, the Company:

•	Acquired the remaining 51% of CD&L’s outstanding common stock;

•	repaid approximately $9.6 million of indebtedness owed by CD&L to Bank of America, N.A.;

•	paid off approximately $1.6 million of CD&L seller-financed debt from acquisitions; and

•	paid $1.0 million to the former Chairman and Chief Executive Officer of CD&L in fulfillment the change of control provision in his employment agreement

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units were approximately $63.5 million and from the sale of the Series Q Preferred Stock were approximately $42.5 million. Approximately $51.6 million of the proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million), BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from previous acquisitions, approximately $9.4 million were used to repay CD&L’s line of credit facility and $17.2 million was retained for general corporate purposes.

In addition, the Company assumed a contingent liability to make a maximum of $3.5 million in payments under the change of control provisions of the employment agreements of four former CD&L executives within 110 days of the receipt of their letters of resignation, which needed to be tendered before August 17, 2007, one year following the Merger closing. On August 17, 2006, three of the four former CD&L executives submitted letters of resignation. In accordance with the change of control provisions of the applicable employment agreements, a total of $2.6 million was paid to the three executives in January 2007. This amount was accounted for as an addition to the purchase price for CD&L. The other CD&L executive did not resign by August 17, 2007.

The purchase price for CD&L was determined in negotiations with the Board of Directors of CD&L and the holders of CD&L’s Series A Convertible Preferred Stock. The $3.00 price paid for most CD&L common shares represented a 34% premium to the closing market price of CD&L common shares on June 23, the day the final terms of the transaction were agreed. We believe the acquisition of CD&L will result in several economic benefits that will support the recognition of goodwill in excess of the value of the tangible and identifiable intangible assets acquired. The determination of the value of CD&L’s tangible and intangible assets and goodwill included in these financial statements has been determined by management with the assistance from independent valuation consultants.

Senior Notes

On July 3, 2006, the Company issued $78.2 million in aggregate principal amount of 12% Senior Secured Notes due 2010 (the “Senior Notes”) in a private placement transaction pursuant to an indenture dated as of July 3, 2006 among the Company, certain of its subsidiaries and Wells Fargo, N.A., as trustee. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.5 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share. See Note 8—Debt.

Warrants

As part of the Units, the Company issued warrants to purchase an aggregate of 26,980,725 shares of the Company’s common stock at an initial exercise price of $1.45 per share, subject to adjustment, valued at $26.9 million using a Black-Scholes option pricing model, adjusted for warrant dilution. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of the Company’s common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In addition to issuing warrants as part of the Units, the Company also issued warrants on July 3, 2006 to purchase 797,500 shares of the Company’s common stock to affiliates of TH Lee Putnam Ventures L.P., (“THLPV”), in consideration of services provided by one or more of these parties, at an exercise price of $0.01 per share, valued at $1.1 million using a Black-Scholes option model. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our directors.

Series Q Convertible Preferred Stock

In addition to the sales of Series Q Preferred Stock discussed above, the Company also issued on July 3, 2006 an aggregate of 277,770 shares of Series Q Preferred Stock in consideration of services, determined by the Company to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred Stock offerings and affiliates of THLPV for various services they provided to Velocity. See Note 9—Shareholders’ Equity for further discussion of the terms of the Series Q Preferred Stock.

Amended Agreement with Financial Advisor

On November 7, 2006, Velocity and Meritage Capital Advisors LLC (“Meritage”) entered into a letter agreement (the “2006 Letter Agreement”), pursuant to which the Company and Meritage agreed to amend certain terms of their letter agreement dated September 1, 2005 (the “2005 Letter Agreement”). Pursuant to the 2006 Letter Agreement, the Company agreed, as consideration for the financial advisory services Meritage provided to the Company pursuant to the 2005 Letter Agreement, to (i) pay to Meritage $150,000 in cash, (ii) issue 45,000 shares of the Company’s Series Q Convertible Preferred Stock $0.004 par value per share (the “Series Q Preferred”) valued at the price of the preferred stock sold for cash and (iii) reimburse Meritage for certain out-of-pocket expenses. The issuance of the 45,000 shares of Series Q Preferred to Meritage and our agreement to register the resale of the Conversion Shares was initially disclosed in our Current Report on Form 8-K filed on July 10, 2006 and was previously approved by the Company’s stockholders in connection with the CD&L, Inc. acquisition and other related transactions.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

CD&L Series A Convertible Subordinated Debenture Purchase Agreement

On July 3, 2006, the Company entered into a Series A Convertible Subordinated Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with the 14 individuals who held all of CD&L’s Series A Convertible Notes in the aggregate principal amount of $4,000,000, including Mark Carlesimo, the former General Counsel of CD&L and the Company’s current Executive Vice President, General Counsel, and Secretary. Under the Debenture Purchase Agreement, the Company purchased the Series A Convertible Notes for an aggregate price of $12,795,276.

The Series A debenture sellers had been parties to a shareholders agreement with CD&L and the holders of the Series A Preferred Stock under which they had a right of first refusal to acquire the Series A Preferred Stock. As a condition to Velocity’s entry into the Debenture Purchase Agreement, the Series A debenture sellers waived those rights of first refusal in connection with the Company’s purchase of the Series A Preferred Stock.

Shortly after the consummation of the debenture purchase, the Company converted the Series A debentures into an aggregate of 3,937,008 shares of CD&L’s common stock. As a result of this conversion and the Preferred Purchase Agreement, as of July 11, 2006, the Company owned 9,036,261 shares of CD&L’s common stock, representing 49.1% of the outstanding shares of common stock.

CD&L Voting Agreements

As a condition to entering into the Merger Agreement and the Debenture Purchase Agreement on July 3, 2006, the Company required that certain officers, directors, and other shareholders enter into a voting agreement. Under the voting agreement each such stockholder agreed to vote in favor of the merger and the Merger Agreement and against any action which would result in a breach of the Merger Agreement or voting agreement. The voting agreement also provided that such stockholders would vote against any extraordinary corporate transaction, sale or transfer of assets, change to the Board of Directors, change in capitalization, charter or bylaws, change to the structure or business of CD&L, or any other action which would potentially interfere, delay or adversely effect the merger or transactions contemplated thereby. The prohibition did not apply to a vote for a competing merger offer that the CD&L Board of Directors determined to be on more favorable terms than the Velocity Merger Agreement, provided that the CD&L Board of Directors recommended that the stockholders not approve the merger transaction with the Company. The voting agreement terminated upon the effective date of the merger.

CD&L Seller-Financed Debt

Contemporaneously with the Company’s merger with CD&L, the Company was obligated under the Indenture for the Company’s Senior Notes to satisfy all indebtedness of CD&L. That indebtedness included four promissory notes in an aggregate principal amount of approximately $1,600,000 (the “CD&L Seller Notes”) and a letter of credit issued by Bank of America for the account of CD&L in the approximate amount of $3,800,000 (the “CD&L Letter of Credit”). In addition, the Company chose to cash collateralize the CD&L Letter of Credit until December 22, 2006, when it put in place a working capital line of credit under which a replacement letter of credit was issued. See Note 8—Debt for further discussion of the terms of the new revolving credit facility.

Purchase Accounting

The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of CD&L from July 3, 2006. The Company recorded a minority interest for the portion of CD&L not controlled for the period from July 3, 2006 to August 17, 2006 when the minority interest

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

was acquired. The combined purchase price of $63.2 million is comprised of $52.1 million in cash, 2,465,418 shares of common stock valued at $1.31 per share, 3,205 Senior Notes due 2010 with attached warrants (see Note 8—Debt) valued at $3.0 million, and transaction costs of $4.8 million. The purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company engaged a third party to assist with the valuation of certain acquired intangibles. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $39.0 million was allocated to goodwill.

The following table represents the allocation of the purchase price to assets acquired and liabilities assumed (dollars in thousands):

Assets
Current assets:
Cash	$531
Accounts receivable	28,587
Prepaid expenses and other current assets	2,907

Total current assets	32,025
Fixed assets	3,259
Goodwill	38,961
Intangible assets:
Customer relationships	25,600
Non compete agreements	1,900

Total intangible assets	27,500
Other assets	741

Total assets	102,486

Liabilities
Current liabilities:
Accounts payable and accrued liabilities, including unfavorable contracts	23,914
Short term borrowings	13,371
Current maturities of long-term debt	542

Total current liabilities	37,827
Other liabilities	1,425

Total liabilities:	39,252

Net assets acquired	$63,234

Intangible assets recorded on the CD&L acquisition are being amortized on a straight-line basis over their estimated remaining lives and have zero residual value. Customer relationships are amortized over twelve years and the non-compete agreements are amortized over the life of the agreements, two years.

During 2007, the Company recorded various adjustments to the estimated CD&L liabilities dated as of July 3, 2006 as more information became available regarding the obligations, permitting the Company to make a better estimate of the amount of their ultimate settlement, or the obligations were actually settled in cash for amounts that were different than estimated at the time of the acquisition. The adjustments of these liabilities resulted in an increase to the goodwill recorded on the CD&L acquisition.

In the fourth quarter of 2007, the Company made the following adjustments to goodwill in finalizing the allocation of the purchase price to assets and liabilities:

•	$3.3 million reduction to the preliminary fair market value assigned to the acquired customer relationships intangible asset

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

•	An increase in assumed liabilities of $2.9 million associated with the determination of the fair market value of a preacquisition contingent liability

•	$3.8 million related to unfavorable contracts (see below)

Unfavorable Contracts

Velocity Express acquired a contract with a significant customer from CD&L dated June 2006 that stipulates route consolidations are permitted only if agreed to by both parties. Velocity Express acquired a second contract with this customer from CD&L dated August 2005 that contains billing rates that are below market rates for the distribution services being provided in that area.

We believe that these contracts contain unfavorable terms and conditions and thus represent unfavorable contracts when compared to market rates and other contractual provisions of comparable customers in the same vertical market. As a result, unfavorable contract liabilities of $1.4 million for the driver pay associated with fixed dedicated routes, and $1.5 million for the below market billing rates were recorded at the acquisition date. Twelve months of excess driver pay liability was amortized into operations reducing the Company’s driver pay expense in our consolidated statement of operations; and twelve months of the below market billing rates liability was amortized into operations and is classified as revenue in our consolidated statement of operations. As of June 30, 2007, these unfavorable contracts were fully amortized and negotiations continue in an effort to modify this contract to normal commercial terms.

Velocity Express acquired a non cancelable contract with a significant financial services customer from CD&L dated February 2004 and expiring on January 31, 2008 that stipulates that CD&L carry, at its own expense, secure and maintain specified levels of insurance. We believe that this contract contains unfavorable terms and conditions and thus represents an unfavorable contract when compared to similar contractual provisions of comparable customers in the financial services vertical market. As a result, an unfavorable contract liability of $0.5 million for excess insurance premiums was recorded at the acquisition date. $0.4 million of the excess premium liability was amortized into operations reducing the Company’s cost of sales in our consolidated statement of operations. As of June 30, 2007, there was $0.1 million of this unfavorable contract liability remaining.

Velocity Express acquired a contract with a financial services customer from CD&L dated March 2005 that stipulates that this customer has sole discretion to discontinue or delete delivery routes. We believe that this contract contains unfavorable terms and conditions and thus represents an unfavorable contract when compared to similar contractual provisions of comparable customers in the financial services vertical market. As a result, an unfavorable contract liability of $0.2 million for the driver pay associated with fixed dedicated routes was recorded at the acquisition date. Ten months of excess driver pay liability was amortized into operations reducing the Company’s driver pay expense in our consolidated statement of operations. As of June 30, 2007, this unfavorable contract was fully amortized and negotiations continue in an effort to modify this contract to normal commercial terms.

Velocity Express acquired three contracts with a transportation and logistics customer from CD&L dated March 2002, May 2002, and April 2004 that prevent Velocity Express from re-routing pre-determined fixed dedicated routes. We believe that this contract also contains unfavorable terms and conditions and thus represents an unfavorable contract. As a result, an unfavorable contract liability of $0.2 million for the driver pay associated with fixed dedicated routes was recorded at the acquisition date. Eleven months of excess driver pay liability was amortized into operations reducing the Company’s driver pay expense in our consolidated statement of operations. As of June 30, 2007, this unfavorable contract was fully amortized and negotiations continue in an effort to modify this contract to normal commercial terms.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In total, the Company amortized into operations $7.8 million of unfavorable contract liabilities.

The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the acquisition of CD&L had been consummated on July 2, 2006 and July 3, 2005 under the purchase method of accounting (dollars in thousands, except per share amounts):

	For the year ended
	June 30, 2007	July 1, 2006
Revenue	$410,102	$440,102
Net loss	(39,165)	(32,155)

Basic and diluted net loss per share	$(2.52)	$(3.09)

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

4.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $0.4 million related to severance costs and retention incentives and approximately $2.4 million in lease termination costs related to the 39 facilities which closed during the fiscal year. In addition, the Company reversed previously recorded costs by approximately $33,000 for revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

Approximately $0.9 million of the liability remained accrued at June 30, 2007, $0.8 million of which is included with current accrued liabilities and $0.1 million is included with other long-term liabilities.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the restructuring liabilities and the activity for the years ended June 30, 2007 and July 1, 2006 is as follows (amounts in thousands):

	Restructuring Liabilities July 2, 2005	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities July 1, 2006	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2007
Employee termination benefits	$520	$347	$(647)	$(59)	$161	$382	$(455)	$(56)	$32
Lease termination costs	559	—	(350)	57	$266	2,392	(1,898)	179	$939
Other	311	—	(180)	(41)	90	—	—	(90)	—

	$1,390	$347	$(1,177)	$(43)	$517	$2,774	$(2,353)	$33	$971

During fiscal 2007, Peritas LLC (see Note 5—Consolidated Financial Interest Entity) recognized an impairment of $0.5 million in conjunction with a write-down to fair value of assets held for sale. Also during 2007, Velocity recognized an impairment of $0.1 million in leasehold improvements.

5.	CONSOLIDATED FINANCIAL INTEREST ENTITY

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

During August 2004, Peritas paid Velocity for the initial vehicle purchases of $799,000. Additional vehicle purchases amounting to $987,000 were subsequently made by Velocity on behalf of Peritas and repaid. Velocity also advanced cash to Peritas and paid Peritas vendors on behalf of Peritas throughout fiscal 2005. These advances exceeded amounts collected from independent contractors by Velocity on behalf of Peritas. The resulting receivable generated was deemed a variable interest in Peritas.

During November 2004, Peritas was purchased from MCG by TH Lee Putnam Ventures (“THLPV”), another of Velocity’s significant investors. Peritas also entered into a $3.0 million Loan and Security Agreement with Comerica in the second quarter of fiscal 2005, of which 35% of the outstanding amounts due under the line were guaranteed by THLPV. As a result of borrowings under the new Agreement, Comerica’s outstanding debt, net of the 35% guarantee from THLPV, exceeded Velocity’s variable interest in Peritas; and Comerica became the primary beneficiary to absorb a majority of Peritas expected losses. Velocity no longer had a variable interest in Peritas that was at risk of disproportionate loss relative to its voting rights. Accordingly, Peritas was deconsolidated from the Company’s financial statements upon the completion of these transactions during fiscal 2005.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

During fiscal 2006, as Peritas periodically paid down the borrowings under the loan with Comerica, Velocity’s receivable with Peritas continued to increase. In March, 2006, Velocity’s variable interest in Peritas increased to an amount that exceeded the outstanding balance under the line with Comerica, net of the 35% guarantee from THLPV; and Velocity once again became the primary beneficiary to absorb a majority of Peritas expected losses. Accordingly, Peritas was consolidated with the Company’s financial statements at July 1, 2006 and for the three months then ended. Upon consolidation, the Company recorded Peritas assets and liabilities at their historical carrying value of $1.1 million and $2.2, respectively, due to common ownership. Peritas accumulated losses of $1.1 million were recognized by the Company as an expense in the fourth quarter. The accompanying financial statements for the year ended June 30, 2007 include $0.4 million in revenue and $0.7 million of net loss related to Peritas. Future income, if any, to the extent of such losses will be allocated to the Company before the controlling entity.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2007	July 1, 2006
Land	$—	$194
Buildings and leasehold improvements	2,699	2,146
Furniture, equipment and vehicles	9,194	6,329
Computer Software	16,865	14,494

	28,758	23,163
Less accumulated depreciation	(20,301)	(16,582)

	$8,457	$6,581

Depreciation expense was $4.3 million, $4.3 million and $3.5 million in 2007, 2006 and 2005, respectively

7.	ASSETS HELD FOR SALE—VEHICLES

Vehicles held by Peritas have been classified as assets held for sale. Losses recognized in conjunction with the write down of these vehicles to fair-value were approximately $0.5 million in 2007 and $0.1 million in 2006. Such losses are included in restructuring charges and asset impairments on the Company’s consolidated statements of operations. At June 30, 2007, the carrying value of the vehicles is $0.1 million. Peritas sold all of its remaining vehicles during the first quarter of fiscal year 2008.

8.	DEBT

Revolving Credit Facility

On December 22, 2006, the Company and some its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. (“Wells”). Wells is the administrative agent under the revolving credit agreement. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Indenture (as defined below) or (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit agreement, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement. The borrowers’ obligations are joint and several. The Company

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Senior Notes. The revolving credit agreement provides for up to $25 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. Initially the Company can borrow up to $12.0 million, including letters of credit. The Company can increase borrowings to $25.0 million upon the achievement of certain financial performance measures. At closing, Wells issued two letters of credit: one for $3 million to secure the Company’s and its subsidiaries’ cash management obligations with respect to bank accounts maintained by the Company and its subsidiaries with Wells Fargo Bank, N.A. and a second for $3.5 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverage. In June 2007 the letter of credit with Wells Fargo Bank, N.A. was reduced by $1.5 million and the letter of credit issued to the captive insurance company was reduced by $0.6 million. In September 2007, the letter of credit securing the Company and its subsidiaries’ cash management obligations was further reduced by $1.5 million as the Company moved its cash management obligations to another financial institution.

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The Company’s borrowing rate at June 30, 2007 was 8.25%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. In addition to paying interest on outstanding borrowings under the revolving credit agreement, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement.

The revolving credit agreement contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the revolving credit agreement), measured on a month-end basis at the end of each calendar quarter, and to certify compliance on a monthly basis. At June 30, 2007, in accordance with the terms of the agreement, the Company had $0.1 million in available borrowings. In connection with the revolving credit agreement, the Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Senior Notes.

The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending March 31, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company a waiver. The Company negotiated revised minimum EBITDA targets and revised reporting requirements with Wells, in its capacity as agent and lender, pursuant to an amendment dated May 25, 2007. The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers. The Company negotiated (1) revised monthly minimum EBITDA requirements and (2) agreed to an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping 25 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverts back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million with the lender with an amended agreement dated October 15, 2007.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As a condition to and in connection with executing the Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Company’s Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the Credit Agreement proceeds of the sale of the Company’s Canadian subsidiary or certain treasury stock or offerings of equity, (iii) permits the increase of the interest rate on the Senior Notes from 12.0% to 13.0% and (iv) establishes a borrowing base reserve of $400,000, which reserve shall be reduced to zero when the Company delivers to Wells, in its capacity as agent, its financial statements for its fiscal quarter ending December 31, 2007, provided no event of default under the Credit Agreement then exists.

Long Term Debt

Long-term debt consists of the following:

	June 30 2007	July 1, 2006
	(Amounts in thousands)
Senior Notes, net of discount of $23,507	$54,698	$—
Revolving note	—	20,547
Senior subordinated note	—	5,587
Variable interest entity note	230	1,117
Capital leases	982	84
Other	158	213

	56,068	27,548
Less current maturities	(558)	(1,363)

Total Long Term Debt	$55,510	$26,185

The future maturities of long-term debt consist of the following (amounts in thousands):

	Senior Notes	Other	Total
Fiscal year:
2008	$—	$558	$558
2009	—	15	15
2010	78,205	11	78,216
2011	—	786	786
Thereafter	—	—	—

	$78,205	$1,370	$79,575

Senior Notes

On July 3, 2006, the Company issued $78.2 million in aggregate principal amount of Senior Notes due June 30, 2010 in a private placement transaction pursuant to the Indenture (the “Indenture”) dated as of July 3, 2006 among the Company, certain of its subsidiaries and Wells Fargo, N.A., as trustee. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.5 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

$46.9 million of the net proceeds of the offering of the Senior Notes and related warrants were allocated to the Senior Notes and $26.9 million of the net proceeds were allocated to the warrants based on their relative fair values. The Company is accreting the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method. Total accretion in 2007 was $7.8 million. The effective annual cost is 32.8%.

The Senior Notes bear interest at an annual rate of 12% at June 30, 2007. As discussed below, the annual interest rate increased to 13% in July 2007. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the Senior Notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Subject to a second supplemental indenture dated December 22, 2006, which prohibits mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility, holders of Senior Notes have the right to cause the Company to redeem, at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause the Company to redeem subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility), at par, up to an additional 25% of the original principal amount of Senior Notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for Velocity common stock exceeds $2.75 per share for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

The Indenture, as amended, contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, the Company must maintain $4.0 million of cash, and cash equivalents and a minimum of $30.0 million of cash, cash equivalents and qualified accounts receivable for the first year following the merger, increasing to $31 million for the second year and then increasing by $2.0 million per year on each anniversary date until maturity. The indenture contains customary events of default.

The Senior Notes are guaranteed by the Company’s domestic subsidiaries and were originally secured by a first-priority lien on collateral consisting of substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets. On December 22, 2006, the indenture was amended to permit the Company to enter into the new revolving credit facility and to modify certain other provisions of the Senior Notes, such as to limit the ability of holders of the Senior Notes to cause the Company to redeem the Senior Notes based on the Company’s consolidated cash flow if there are then outstanding any obligations under the revolving credit facility. In addition, the trustee subordinated the lien securing the Senior Notes to the lien securing the revolving credit facility, as required by the Indenture.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million through May 15, 2008, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%.

Variable Interest Entity Note

On November 19, 2004, a loan and security agreement was entered into by and between Comerica Bank (“Comerica”) and Peritas. Under the terms of this agreement, Comerica agreed to make equipment advances to Peritas in an aggregate amount not to exceed (a) $1,900,000 until such time as Comerica has received satisfactory evidence from Peritas that each borrowing subsidiary of Peritas has qualified to do business in the jurisdiction(s) in which they conduct business; and (b) $3,000,000 thereafter. Peritas was entitled to request equipment advances at any time from the date of the agreement through March 19, 2005. Each equipment advance amount (a) was a minimum of $100,000 and (b) did not exceed 100% of the lesser of (i) the invoice amount or (ii) the estimated value of the vehicles at auction established pursuant to a third-party appraisal in accordance with the terms of the agreement.

Interest on the equipment advances accrues at a rate of prime plus 1% and is due on the first calendar day of each month during the term of the agreement. Any equipment advances outstanding on March 19, 2005 are payable in forty-two equal monthly installments of principal, plus all accrued interest, beginning on first business day following March 19, 2005 and continuing on the same days of each month thereafter through July 19, 2008, at which time all amounts due in connection with the equipment advances and all other amounts due under this agreement, shall be immediately due and payable. At June 30, 2007, the outstanding principal balance in connection with this agreement was $230,000 with accrued interest of $2,000. The carrying value of the equipment securing the loan is $101,000 at June 30, 2007.

Refinancing of Revolving Credit Facility

During fiscal year 2006, the Company maintained a revolving credit facility with Bank of America/Fleet Capital Corporation (the “Former Senior Lender”) that allowed for borrowings up to the lesser of $42.5 million or an amount based on a defined portion of eligible receivables. Interest was payable monthly at a rate, which was adjusted annually by an amount not exceeding 25 basis points depending upon the Company’s achieving certain conditions as defined in the agreement, of prime plus 1.25%, or, at the Company’s election, at LIBOR plus 3.25%. On July 3, 2006, the revolving credit facility was refinanced with the proceeds from the Unit offering (discussed above). In connection with the July 3, 2006 debt financing, the Company expensed all remaining unamortized finance costs of $1.7 million related to the old revolving credit facility.

Refinancing of Senior Subordinated Note

In 2006, the Company also maintained a $6.0 million senior subordinated note with interest payable quarterly at 15% per annum. The initial carrying value of the senior subordinated note was $6.0 million and was reduced by $0.6 million for the fair value of Series I Preferred Convertible Stock. The senior subordinated note was refinanced on July 3, 2006 with the proceeds from the sale of the Senior Notes (discussed above). In connection with the July 3, 2006 debt refinancing, the Company expensed its remaining unamortized debt discount of $0.2 million.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

9.	SHAREHOLDERS’ EQUITY

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 999,515,270 shares of capital stock, consisting of 700,000,000 shares of common stock and 299,515,270 shares of preferred stock, par value $.004 per share. Of such preferred stock, we have designated 6,904,783 shares as Series M Convertible Preferred Stock; 2,544,097 shares as Series N Convertible Preferred Stock; 1,625,000 shares as Series O Convertible Preferred Stock; 5,022,000 shares as Series P Convertible Preferred Stock and 9,704,813 shares as series Q Convertible Preferred Stock.

The Company received a notice on June 29, 2007 from the NASDAQ Capital Stock Market (“NASDAQ”) that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We have a period of 180 days, until December 26, 2007, to attain compliance by maintaining a bid price of $1 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by December 26, 2007, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ’s listing requirements.

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

Common stock

During fiscal 2006, the Company issued 500,000 shares of common stock in accordance with the settlement agreement and mutual release entered into as of December 7, 2005 with Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (the “Settlement Agreement”) for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between the company (formerly Corporate Express Delivery Systems, Inc.) and Mobile Information Systems, Inc. During fiscal 2007, the Company issued an additional 2,356,190 shares of common stock with a value of $1.7 million in accordance with the Settlement Agreement. The issuance of the additional common shares in 2007 concluded the Settlement Agreement. In addition, such issuance prompted an event of dilution, whereby the conversion ratio of Series M, N, O, and P Convertible Preferred Stock was adjusted in accordance with their anti-dilution provisions. See Note 14. Commitments and Contingencies.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

During fiscal 2007, the company issued approximately (in thousands) 2,465 shares of common stock as consideration for the purchase of CD&L plus 313 shares, with a value of $0.4 million, as payment for services related to the purchase and 2,700; 850; 10; 3,783 and 3,379 shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, Series O Convertible Preferred Stock, Series P Preferred Stock and Series Q Preferred Stock, respectively.

During fiscal 2006, the Company issued approximately (in thousands) 1,270, 1,169 and 926, shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, and Series O Convertible Preferred Stock, respectively within original terms of each respective agreement.

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

Series Q Convertible Preferred Stock

On July 3, 2006, the Company entered into a Stock Purchase Agreement by and among the Company and certain investors named therein, pursuant to which the Company sold for cash an aggregate of 4,000,000 shares of Series Q Convertible Preferred Stock (“Series Q Preferred”) for net proceeds of $38.2 million. Each share of the Company’s Series Q Preferred Stock is initially convertible into 9.0909 shares of Velocity common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings. The Company may force holders of Series Q Preferred Stock to convert their shares if the daily weighted average market price of our common stock is equal to or greater than 200 percent of the then applicable Series Q Preferred Stock conversion price for a specified period of time, subject to specified conditions. In addition, for so long as any of these shares are outstanding, the Company may not enter into any equity line of credit, variable or “future-priced” resetting, self-liquidating, adjusting or conditional fund raising, or similar financing arrangements. Based on the pricing of the Series Q Preferred Stock, the sale of Series Q Preferred Stock contained a beneficial conversion amounting to $13.3 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale with a charge against net loss available to common shareholders.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Series P Convertible Preferred Stock

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight percent per annum of the Series P Preferred stated value, payable quarterly, in cash or paid-in-kind (“PIK”) shares of Series P Preferred at the option of the Company. Effective July 3, 2006, the holders of Series P Preferred consented to reduce the dividend rate to six percent per annum. Under certain events of default, the dividend rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding Common Stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred shall rank on parity with the holders of the Company’s Series M Convertible Preferred Stock. Originally, each of the Investors had the right, at its option at any time, to convert any shares of Series P Preferred into shares of common stock at an initial conversion ratio of one share of preferred stock to one common share. Due to the anti-dilution provisions contained in the Series P Preferred Stock and events that have triggered such provisions, one share of preferred stock currently converts to approximately 2.72 shares of common stock. This conversion ratio is subject to certain future adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the end of the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the holder 100% of the conversion price together with all accrued but unpaid dividends.

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

The Series O Preferred is entitled to receive in preference to holders of all other classes of stock, other than holders of the Series M Preferred and N Preferred, a dividend paid-in-kind at the rate of six percent per annum of the Series O Preferred stated value. Upon any liquidation, dissolution or winding up of the Company, the holders of the shares of Series O Preferred shall rank senior to the holders of the Common Stock, but junior to the holders of the Series M Convertible Preferred Stock, the Series N Convertible Preferred Stock, the Series P Preferred, and the Series Q Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series O Preferred stated value plus any accrued and unpaid dividends (the “Liquidation Preference”). In addition to being junior to the Series M Convertible Preferred Stock and Series N Convertible Preferred Stock from the standpoint of liquidation, the Series O Preferred also has reduced voting rights. For example, the approval of at least 62.5% of the outstanding shares of Series O Preferred is not required in order for the Company to merge, dispose of substantial assets, engage in affiliate transactions, pay dividends, authorize new stock options plans, license or sell its intellectual property or change the number of board of directors.

Each of the investors has the right, at its option at any time, to convert any such shares of Series O Preferred into such number of fully paid and non assessable whole shares of common stock at an initial conversion ratio of one share of preferred stock to one common share. Due to the anti-dilution provisions contained in the Series O Preferred Stock and events that have prompted such provisions, one share of preferred stock converts to approximately 1.92 shares of common stock as of June 30, 2007. This conversion ratio is subject to certain future adjustments.

Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement executed on April 28, 2005, the Company contracted to sell to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred was originally convertible into one common share. Due to the anti-dilution provisions contained in the Series N Preferred Stock and events that have prompted such provisions, one share of preferred stock converts to approximately 1.77 shares of common stock as of June 30, 2007. This conversion ratio is subject to certain future adjustments. The proceeds were used for general working capital needs. The Series N Preferred is entitled to receive a dividend paid-in-kind at the rate of six percent per annum of the Series N Preferred stated value of $3.685 per share. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Preferred shall rank senior to the holders of the Common Stock and holders of the Series O Preferred, but junior to the holders of the Series M Convertible Preferred Stock, the Series P Preferred, and the Series Q Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N Preferred stated value plus any accrued and unpaid dividends. The approval of Investors holding at least 62.5% of the outstanding shares of the Series N Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets. Based on the pricing of the Series N Preferred, the sale of Series N Preferred contained a beneficial conversion amounting to $4.8 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Series M Convertible Preferred Stock

On December 21, 2004, the Company executed a purchase agreement to raise approximately $21.0 million of new equity capital investment. The investment was initially in the form of a convertible note which converted into Series M Convertible Preferred Stock (“Series M Preferred”) upon approval of the transaction by the Company’s shareholders on February 14, 2005. The proceeds were used for general working capital needs. The Series M Preferred accrues cumulative dividends paid-in-kind equal to six percent per annum. As part of the transaction, the investors required that the Company’s charter be amended in a number or respects, including a requirement that all previously issued preferred equity be converted to common stock. In the event of any liquidation or winding up of the Company, the holders of the Series M Preferred shall rank senior to the holders of the Series N Preferred and the Series O Preferred, but junior to the holders of Series Q Preferred, and on parity with the holders of the Series P Preferred and will be entitled to a preference on liquidation equal to one times (1x) the original purchase price of the Series M Preferred plus accrued and unpaid dividends. A consolidation or merger of the Company or a sale of substantially all of its assets shall be treated as liquidation for these purposes. The Company sold an additional $1,910,000 of Series M Convertible Notes (the “Additional Notes”) during January of 2005. Mr. Alexander Paluch, a member of the Company’s Board of Directors, purchased $40,000 of the Additional Notes and East River II, LP, an investment fund for which Mr. Paluch serves as a General Partner, purchased $250,000 of the Additional Notes in this offering.

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

Each share of Series M Preferred was originally convertible into one common share. Due to the anti-dilution provisions contained in the Series M Preferred Stock and events that have prompted such provisions, one share of preferred stock converts to approximately 1.77 shares of common stock as of June 30, 2007. This conversion ratio is subject to certain future adjustments.

Amendments to Series M, N, O, P and Q Convertible Preferred Stock—On July 3, 2006, the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred and the Series P Preferred consented to ranking junior to the Series Q Preferred in the event of any liquidation or winding up of the Company.

Material Modification to Rights of Security Holders—On October 19, 2006, the Registration Rights Agreements between the Company and the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred, the Series P Preferred and the Series Q Preferred were amended to clarify that liquidated damages would not accrue if, after a Registration Statement covering the registrable securities has been declared effective, the Registration Statement is not available to permit investors to resell the shares of common stock issuable upon conversion of their Preferred Stock because the Company is required to update the Registration Statement in accordance with the applicable rules and regulations of the SEC. This amendment permits the Company not to pay the liquidated damages that would otherwise have been due because the Company suspended the use of the existing shelf Registration Statement in connection with the Merger.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Amendment to Certificate of Incorporation—On October 20, 2006, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Incorporation with the Delaware Secretary of State. Pursuant to the Amendment, each holder of the Company’s Series N Convertible Preferred Stock (the “Series N Preferred”) and Series O Convertible Preferred Stock (the “Series O Preferred” and, together with the Series N Preferred, the “Preferred Stock”) may, upon delivering written notice to the Company, elect to limit its ability to convert its Preferred Stock, subject to certain exceptions, if such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of the Company’s common stock that would exceed 4.99% of its outstanding shares of common stock.

Capital Distribution

In 2004, the Company issued shares of Series J and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In connection therewith, THLPV issued a standby Letter of Credit guarantee of $7.5 million to support the Company’s revolving credit facility at the time. Funding of the Series J and Series K Convertible Preferred Stock with the standby Letter of Credit guarantee was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby Letter of Credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the above-described Series M private placement, the Series M investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Former Senior Lender. Under the terms of the capital contribution agreement, in the event that THLPV elected to not provide further financial support for the Company, THLPV was required to notify the Company’s Former Senior Lender of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the Former Senior Lender agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company issued a warrant to purchase 193,552 shares of common stock to THLPV. The warrant had an estimated fair value of $2.3 million at the time issued. The term of the warrant is five years and has an exercise price of $0.005 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost and additional paid-in capital.

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the Former Senior Lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the Former Senior Lender acknowledges that in the event that THLPV elected to not provide further financial support for the Company, the maximum amount of the deposit that THLPV may be required to make shall be reduced from $1,950,000 to $1,450,000. On July 3, 2006 the revolving credit facility with the Former Senior Lender was refinanced with the proceeds from the Unit offering, and the capital contribution agreement became null and void.

10.	EQUITY COMPENSATION PLANS

Stock Options

The Company maintains the 2000 Stock Option Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), pursuant to which it may grant equity awards to eligible persons. The Company also maintains the 1995 Stock Option Plan (the “1995 Plan”), under which no additional options may be granted. However, the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company had 4,228,547 shares available for grants under the option plans at June 30, 2007.

Under the assumptions indicated below, the weighted-average fair value of stock option grants to employees for the year ended July 1, 2006 was $1.92 per share. For the year ended July 1, 2006, the fair value of the warrants granted to employees was $1.5 million. Also, in the year ended July 1, 2006, the Company issued 142,333 common stock warrants to a broker in connection with costs of a prior period issue of preferred stock. The Company recorded the warrants at $896,017 which was the fair value of the services received. There were no stock options granted in 2007 or 2005. The table below indicates the key assumptions used in the option and warrant valuation calculations for share based awards granted to employees in 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Term	3.91	Years
Volatility	125.3%
Dividend Yield	0.00%
Risk-free interest rate	5.13%
Forfeiture rate	0.13%

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s outstanding stock options as of June 30, 2007 and activity during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance - Options Outstanding at July 1, 2006	606,613	$20.29
Granted	—	—
Exercised	—	—
Expired/Forfeited	(101,490)	7.53

Options outstanding, June 30, 2007	505,123	$22.83	$8.31 Years	$—

Options exercisable, June 30, 2007	277,623	$39.44	$8.19 Years	$—

As of June 30, 2007 there was $0.2 million of total unrecognized compensation cost related to stock options.

There were no exercises of stock options during the three years ended June 30, 2007.

During fiscal 2003, the Company issued 480,750 incentive stock options to employees in consideration for the employees entering into non-compete agreements. The fair value of these stock options amounted to approximately $382,000 and was recognized as expense in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2005 related to these stock options was $127,000.

During fiscal 2002, the Company issued 150,000 non-statutory stock options to two of the its board members at 85% of the fair market value of the Company’s common stock on the date of grant. The expense associated with the options amounted to approximately $338,000 and was recognized in the statement of operations over the three-year vesting period of the options. Expense recognized in fiscal 2005 related to these stock options was $28,000.

In the year ended July 1, 2006, the Company granted 2,715,022 common stock warrants to certain employees, contractors, and other vendors for services provided. The Company calculated the fair value of the common stock warrants using the Black-Scholes option-pricing model using the parameters detailed above.

During the year ended June 30,2007, the Company issued 28,252,492 common stock warrants primarily related to the CD&L acquisition and related transactions. These warrants were valued at approximately $28.5 million based on valuation from a third party valuation consultant and the use of the Black-Scholes valuation model.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s common stock warrants outstanding as of June 30, 2007 and activity during the nine-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	1,532,040	$4.34
Granted	28,252,492	$1.41
Exercised	—	$—
Forfeit/Expired	(12,545)	$174.92

Warrants outstanding, and exercisable June 30, 2007	29,771,987	$1.49	3.01	years	$918

11.	EMPLOYEE BENEFIT PLANS

Defined Contribution Retirement Plan

The Company has defined contribution retirement plans (the “Plans”). All full-time employees of the Company are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contributions for fiscal years 2007, 2006 or 2005.

The Company’s Canadian subsidiary has a Registered Retirement Savings Plan (RRSP). All full time employees of the Canadian subsidiary are eligible to participate in the plan upon successful completion of their probationary period. Participating employees must contribute a minimum of 3% of their earnings and the Company will match this 3% contribution. Employees may contribute more to the plan if they wish to the maximum allowable as set by the Canada Revenue Agency. The Company made contributions of $47,913 for fiscal year 2007 and $46,839 for fiscal year 2006. The Company is reimbursed by Imperial Oil (within the confines of the service contract) for this plan on an individual percentage indicator basis agreed upon annually with the budget submission. For fiscal year 2007 and 2006, the Company was reimbursed $37,791 and $38,095, respectively.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for fiscal 2007, 2006 and 2005:

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(Amounts in thousands, except per share data)
Numerator:
Net loss	$(39,532)	$(16,038)	$(49,844)
Beneficial conversion feature for Series J Preferred	—	—	(7,367)
Beneficial conversion feature for Series K Preferred	—	—	(14,777)
Beneficial conversion feature for Series L Preferred		—	(7,000)
Beneficial conversion feature for Series M Preferred			(23,111)
Beneficial conversion feature for Series N Preferred	(2,528)	(471)	(4,770)
Beneficial conversion feature for Series O Preferred	(1,048)	(3,262)	—
Beneficial conversion feature for Series P Preferred	(2,448)	(1,250)	—
Beneficial conversion feature for Series Q Preferred	(15,211)	—	—
Series M Preferred dividends paid-in-kind	(1,382)	(1,512)	—
Series N Preferred dividends paid-in-kind	(363)	(370)	—
Series O Preferred dividends paid-in-kind	(142)	(139)	—
Series P Preferred dividends paid-in-kind	(554)	(605)	—
Series Q Preferred dividends paid-in-kind	(2,783)	—	—

Net loss applicable to common shareholders	$(65,991)	$(23,647)	$(106,869)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	26,085	15,907	5,087

Basic and Diluted Loss Per Share	$(2.53)	$(1.49)	$(21.01)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive:

	June 30, 2007	July 1, 2006	July 2, 2005
	(Amounts in thousands)
Stock options	505	606	18
Common stock warrants	29,772	1,532	207
Convertible preferred stock:
Series M Convertible Preferred	7,457	5,372	2,406
Series N Convertible Preferred	1,758	1,375	449
Series O Convertible Preferred	970	474	—
Series P Convertible Preferred	5,097	3,100	—
Series Q Convertible Preferred	42,385	—	—

	87,944	12,459	3,080

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

13.	INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (amounts in thousands):

	June 30, 2007	July 1, 2006
Deferred Income Tax Assets:
Federal net operating loss carryforward	$96,331	$82,701
Allowance for bad debt	1,323	1,244
Accrued legal fees	2,297	2,029
Accrued compensation	1,637	1,365
Goodwill	1,276	—
Restructure costs	411	165
Self insurance	516	832
Foreign net operating loss	376	—
Other	17	13

Total deferred income tax benefit	104,184	88,349
Deferred Income Tax Liabilities:
Customer relationships	(10,573)	—
Non-compete agreements	(1,083)	—

Total deferred tax liabilities	(11,656)

Net Deferred Tax Assets	92,528	88,349
Less valuation allowance	(92,528)	(88,349)

Net deferred income tax asset	$—	$—

At June 30, 2007 the Company had net operating loss carry forwards for income tax purposes of approximately $253.5 million, which expire from 2008 through 2027. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $4.2 million, $8.1 million and $17.7 million in fiscal years 2007, 2006 and 2005, respectively. In conjunction with the CD&L acquisition the Company assumed $8.9 million in deferred tax liabilities. The Company utilized its valuation allowance to offset these deferred tax liabilities in purchase accounting. This $8.9 million offset is a component of the $4.2 million charge in the valuation allowance in fiscal 2007.

A reconciliation of the U.S. federal statutory rate to the effective rate follows:

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
US federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax benefit	0.0%	(0.0)%	(3.3)%
Non consolidated affiliates	1.3%	3.5%	0.0%
Non-deductible items	0.4%	0.1%	0.1%
Deferred income tax valuation allowance	32.3%	30.4%	37.2%

Effective tax rate	0.0%	0.0%	0.0%

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, and buildings under non-cancelable leases.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2007:

Year Ending June 30:
2008	$10,316
2009	6,962
2010	5,308
2011	3,366
2012	2,288
Thereafter	6,269

Total minimum payments required (1)	$34,509

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.4 million due in the future under noncancelable subleases.

Following is a schedule by years of future minimum lease payments under capital lease obligations together with present value of the net minimum lease payments as of June 30, 2007 (amounts in thousands):

Year Ending June 30:
2008	$267
2009	260
2010	251
2011	235
2012	108
Thereafter	—

Total minimum lease payments	1,121
Less: Amount representing interest (1)	(139)

Present value of net minimum lease payments (2)	$982

Rent expense was $16.2 million, $11.1 million and $16.9 million during the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively, offset by sublease rental income of $0.2 million, $0.3 million and $0.5 million, respectively.

Automobile and Workers’ Compensation Liabilities

During the third quarter of fiscal year 2005, we initiated an insurance program with minimal or no deductibles. Prior to that time, we maintained an insurance program with policies that had various higher deductible levels; and thus were partially self-insured for automobile and workers’ compensation claims incurred during that period. The Company is also partially self-insured through high deductible policies for cargo claims. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and applicable deductible levels. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of June 30, 2007 and July 1, 2006, the Company has deposits with its insurance carrier of $0.5 million and $1.7 million, respectively.

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

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of June 30, 2007, the Company has accrued approximately $1.8 million for case reserves plus development reserves and estimated losses incurred, but not reported.

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

Consequently, on Friday, May 4, 2007, Velocity filed suit against Office Depot in Superior Court of Kent County, Delaware. That suit seeks three separate forms of relief. The first claim is for almost $600,000 for unpaid invoices. The second claim is for approximately $3.1 million resulting from Office Depot’s failure to pay the minimums required of it pursuant to the agreements. The third claim is for damages resulting from the improper termination, including loss of contributions to Velocity’s profit resulting from the alleged improper termination. The damages for the last claim assume that the improperly cancelled agreements would have remained in effect at least another year. Office Depot filed its answer on July 18, 2007. Discovery is ongoing. There is no assurance the Company will be successful in pursuing this lawsuit, that Office Depot will not file a claim against us, or that the legal costs in doing so will outweigh any amounts received from Office Depot.

In connection with the CD&L acquisition, the Company assumed a reserve for a tentative settlement of a tax assessment against CD&L in the State of California. The assessment resulted from an audit of CD&L’s subsidiary, Clayton/National Courier Systems, Inc. by the California Employment Development Department (the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

“EDD”) On July 13, 2007, the Company finalized the settlement with the EDD which requires the Company to make certain payments and provide certain insurance coverage for its independent contractor drivers. The agreement does not constitute an admission or determination as to worker classification related to any of the drivers covered by the agreement.

In January 2007, two Notices of Assessment seeking payroll taxes were issued by the EDD against Velocity Express, Inc. The first Notice of Assessment covers the period July 1, 2003 to December 31, 2004. The second Notice of Assessment covers the period of January 1, 2005 to June 30, 2006. In February 2007, the Company filed a Petition for Reassessment disputing both assessments in their entirety and requesting that this matter be referred to an administrative law judge for resolution.

In connection with the CD&L acquisition, the Company assumed a reserve for a class action suit filed in December, 2003 in the Superior Court of the State of California for the County of Los Angeles, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime and minimum wage claims. CD&L filed an Answer to their Complaint on or about January 2, 2004 denying all allegations. Discovery on this matter is ongoing. In January 2007, the Company was served another summons and complaint which was pled as a wage and hour class action suit. The suit covers California drivers who had been engaged by Clayton/National Courier Systems, Inc. between 2001 and the present. The Company believes that this second suit will be consolidated with the first suit because it covers the same group of independent contractor drivers over the same period of time. Velocity intends to vigorously defend these cases through trial if necessary and continues to reject all allegations of the Complaint as amended.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

In accordance with the settlement agreement and mutual release (the “Settlement Agreement”) entered into as of December 7, 2005 with Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd., we issued 500,000 shares of common stock to accredited investors on December 12, 2005. The Company registered the resale of the common stock with the Securities and Exchange Commission. Additionally, in accordance with a price protection guaranty, as the common stock did not maintain a minimum price of at least $6.00 per share for five consecutive trading days during the 12-month period following the effective date of that registration statement, the Company was required to deliver additional shares of common stock to achieve the original value of $6.00 per share. During fiscal 2007, the Company issued 2,356,190 shares of common stock in accordance with the settlement agreement and mutual release.

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

The Company has accrued $4.7 million, as its best estimate, for all of the above exposures which is included with current accrued liabilities as of June 30, 2007. Actual results could differ from these estimates. Such changes could result in a material change to future results of operations

Guarantees of Indebtedness of Others

In accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recognizes liabilities for the fair value of guarantees to make payments to a vendor for minimum lease payments due from certain independent contractors in the event the independent contractors default on their respective leases with the vendor.

The maximum potential amount of future payments that the Company could be required to make under the guarantee is $1.0 million, and as of June 30, 2007 and July 1, 2006, the Company had $0.2 million and zero accrued, respectively, for the Company’s obligations under these guarantees.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Registration Payment Arrangements

In accordance with FASB Staff Position No. EITF 00-19-2, a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with SFAS No. 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.

In conjunction with the issuance of its Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and its Unit Warrant Shares issued to purchasers of the Company’s Senior Notes, the Company entered into registration rights agreements under which the Company is required to pay liquidated damages in the event that, following its initial approval, the Company does not maintain an effective registration statements covering the additional shares of common stock into which these securities can be converted. Liquidated damages are calculated as an amount equal to 1.5% of the aggregate amount invested by each investor for Series M, Series N, Series O and Series P Convertible Preferred Stock holders, 1.0% of the aggregate amount invested by each investor for Series Q Convertible Preferred Stock holders, and 0.5% of the aggregate amount invested by each investor for Unit Warrants Shares, for each 30-day period following the date by which such registration statement should have been filed.

In the event that the Company’s does not maintain the effectiveness of the registration statement covering these shares of common stock, the Company could become liable for additional liquidated damages. As of June 30, 2007, there is zero accrued for the Company’s registration payment arrangements noted above, as suspension of the Company’s effective registration statement is not deemed probable or estimable. The maximum potential amount of consideration, undiscounted, that the Company could be required to transfer under the registration payment arrangement is $1.3 million per 30-day period with no limitation as to the number of 30-day periods to which liquidating damages could be due.

15.	RELATED PARTY TRANSACTIONS

Contracts and Arrangements with MCG Global, LLC

We entered into a Contractor Services Agreement (the “Agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003 as described above under “Employment Agreements, Termination of Employment and Change in Control Agreements”, which description is incorporated herein by reference, under which Vincent A. Wasik provides all services as our Chief Executive Officer. Mr. Wasik was a stockholder and our Chairman of the Board at the time the Service Agreement was entered into. The Service Agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. On January 15, 2005, the Compensation Committee modified the Service Agreement by eliminating the grant of warrants to purchase shares of our common stock. In fiscal 2007, 2006 and 2005, we recorded compensation expense of $850,000, $600,000 and $900,000 for these services, respectively.

We sublease a portion of our headquarters office space in Westport, Connecticut from MCG. The sublease agreement was approved by our Audit Committee who determined that the terms of the sublease were at market rates. We also reimburse MCG for limited use of MCG’s personnel and for office expenses. During the fiscal years 2007, 2006 and 2005, Mr. Wasik and MCG were reimbursed approximately $173,000, $107,000 and $158,000, respectively, for expenses incurred on the Company’s behalf of which approximately $63,000, $51,000 and $40,000 was for the sublease described above. During fiscal 2007 and 2005, the Company also reimbursed THLPV approximately $22,000 and $59,000 respectively for expenses incurred on the Company’s behalf. Additionally, see discussion of the Reimbursement Agreement with THLPV below.

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and our lenders in support of our revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the Senior Lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the Senior Lender acknowledges that in the event that THLPV elects to not provide further financial support for the Company, the maximum amount of the deposit that THLPV may be required to make shall be reduced from $1,950,000 to $1,450,000. On July 3, 2006 the revolving credit facility with the Former Senior Lender was refinanced with the proceeds from the Unit offering, and the capital contribution agreement became null and void.

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

GCC Eagles, LLC Contractor Services Agreement

During fiscal years ended June 30, 2007 and July 1, 2006, Velocity purchased consulting and advisory services pursuant to a monthly contractor services agreement between Velocity Express and GCC Eagles, LLC of $0.3 million and $0.3 million, respectively. Garrett Stonehouse, managing member and sole owner of GCC Eagles, LLC, is an immediate family member of Vince Wasik, the Chief Executive Officer of Velocity Express. The amount due to GCC Eagles at June 30, 2007 was $19,000.

Advances from Management for stock purchase

In June 2007, in connection with a private placement of common stock to management in July 2007, members of management paid $573,000 in cash to the Company as advances on the purchase of stock. The advances from management are included in current accrued liabilities on June 30, 2007. In July 2007, an additional $527,000 was recorded as a stock subscription receivable and the Company issued approximately 1,000,000 shares of Common Stock to management. The remainder of the balance due from management will be paid by payroll deductions or scheduled monthly payments.

16.	SALE OF OTTAWA, ONTARIO OPERATIONS

On April 29, 2005 the Company sold its Ottawa, Ontario operations, and certain assets, to its respective senior management for approximately $280,000 resulting in a non-cash loss of approximating $80,000. As the sale included assets which were pledged as security when the Company executed and delivered a guarantee dated January 25, 2002 to Bank of America/Fleet Capital Corporation, our Senior Lender, to guarantee the indebtedness, liabilities and obligations of certain borrowers, a partial release was required from our Senior Lender as a condition of sale. Our Senior Lender granted such partial release in contemplation of the sale, requiring that net proceeds be remitted to apply against loans outstanding under the revolving credit facility. Remittance of proceeds was made direct to our Senior Lender by the purchaser coincidental with the close of the transaction. Gross revenues for the Ottawa operation approximate $3.0 million annually and the impact on the Company’s results from operations is de minimus.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

17.	SUBSEQUENT EVENTS AND LIQUIDITY

Warrant Conversions

In connection with a consent solicitation from the holders of the Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 6.0 million warrants. The warrants were exercised by the holders of the Senior Notes at an exercise price of $0.50 per warrant. Conditions for the consents included the sale of the warrants and an increase of the interest rate to 13%. The holders of the Senior Notes consented to reduce the minimum cash covenant from $7.5 million to $4.0 million through March 2008, subject to closing conditions. The lower minimum cash covenant will become permanent when Velocity achieves an average of $2.5 million of EBITDA for the September 2007, December 2007 and March 2008 quarters. On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing the Senior Notes to include the above changes. The warrants exercised contained an original exercise price of $1.45 per warrant; the inducement reducing the exercise price by $0.95, from $1.45 to $0.50, will be recorded as interest expense in the first quarter of fiscal year 2008. See Note 8—Debt.

Management Stock Purchase

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 1 million shares of Common Stock at a purchase price of $1.10 per share. As of June 30, 2007, the Company received $573,000 from management as advances related to the stock purchase. An additional $68,000 was received in July 2007 and the Company recorded a stock subscription receivable of $417,000. The remainder of the balance due from management will be paid by payroll deductions or scheduled monthly payments. See Note 15—Related Party Transactions.

Liquidity

In 2007, the Company reported a loss from operations of approximately $19.6 million, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations” contained in this Report, including, in particular, the continued cost of the integration of CD&L. The CD&L integration has taken 9 months longer and cost approximately $7 million more than the Company’s original estimates. As a result, the Company did not meet the minimum EBITDA levels contained in its credit agreement for the period ending March 31, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company a waiver and then entered into an amendment to the credit agreement dated May 25, 2007 that provided for lower minimum EBITDA targets and revised reporting requirements. Notwithstanding the May amendment, due to an unanticipated degree of customer losses related to the migration of financial services customers to electronic check clearing under the Federal Check 21 initiative and unfavorable contracts the Company assumed with the CD&L acquisition, the Company again did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into another amended agreement dated October 15, 2007 which included (1) lower monthly minimum EBITDA requirements through December 2008 and (2) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 25 basis point increase when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

•

improving gross margins by using our newly integrated route information database to identify and correct a number of specific, predominately legacy CD&L routes - fewer than 10% of all routes - where our average driver settlement has exceeded competitive market norms for the work performed;

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

•	winding down payments related to restructuring and integration related activities from $10 million in fiscal 2007 to less than $2 million in fiscal 2008;

•

lower operating and SG&A expenses by reducing headcount, restoring our historical market-based deductions from independent contractor settlements to recoup driver support costs not recovered during fiscal 2007, and changing or eliminating services and the related costs associated with telecommunications, workforce acquisition, and miscellaneous other activities;

•

further improvement in gross margins compared to prior quarters, and based on the continuing roll-out of the Company’s route optimization software, which was made possible by the completion of route data migration in fiscal 2007; and

•	increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets;

•	further improving accounts receivable collections resulting from the customer database integration which was completed in fiscal 2007.

In addition, we expect to further improve our cash position in fiscal 2008 by the following steps:

•	sale of our Canadian subsidiary in the second quarter of fiscal 2008, as negotiations with interested parties have progressed favorably;

•

issuance of approximately 1,000,000 shares of common stock in connection with a private placement to management in July 2007 under which selected members of the management team were offered the opportunity to purchase common shares. $573,000 was paid to the Company in June 2007, and an additional $527,000 is being paid by payroll deductions or scheduled monthly payments during the first half of fiscal 2008; and

•

in connection with a consent solicitation from the holders of the Senior Notes in July 2007, approximately $3.2 million was raised from the exercise of approximately 6.0 million warrants. (see discussion above for more details)

The Company believes that, based on its operating plan, cash to be received from the pending sale of its Canadian subsidiary, cash received from a private placement of common stock and warrant exercises in July 2007, and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Indenture governing the Senior Notes to maintain a minimum cash balance of $4.0 million through May 15, 2008 and $8.5 million thereafter through June 28, 2008, which is subject to adjustment in the event that certain conditions are not met, and to make the December 2007 and June 2008 interest payments on the Senior Notes in cash of $5.1 million each. As of June 30, 2007, the Company had $14.5 million in cash and $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions), cash to be received from the pending sale of a subsidiary, cash received from a private placement of common stock and warrant exercises in July 2007 and results from operations and qualitative feedback from field management since June 30, 2007, the Company believes it will be in compliance with its covenants, including those summarized above. As such, the Company believes it will continue to meet its obligations in the ordinary course of business as they become due through June 28, 2008.

As with any operating plan, there are risks associated with the Company’s ability to execute it. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above. If the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Company is unable to execute this plan in general or if, after making the December 30, 2007 or June 30, 2008 interest payment, the Company cannot remain in compliance with the minimum cash requirement, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement and the minimum cash requirement under the Indenture. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended
	June 30, 2007	July 1, 2006	July 2, 2005
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$1,046	$4,689	$2,851
Canadian income tax refund	—	—	(236)

The following represents a supplemental schedule of non-cash investing and financing activities:

Non-cash Investing and Financing Activities:
Issuance of Units for purchase of CD&L	3,022	—	—
Issuance of Common Stock for purchase of CD&L	3,230	—	—
Issuance of Common Stock to settle a lawsuit	1,668	1,230	—
Conversion of Note to Series M Preferred	—	—	22,550
Series Q Preferred issued for services rendered	3,226	—	—
Series M Preferred issued for services rendered	—	—	360
Series P Preferred issued for services rendered	—	20	—
Series M Preferred issued for PIK dividends	1,382	841	724
Series N Preferred issued for PIK dividends	361	—	—
Series O Preferred issued for PIK dividends	142	—	—
Series P Preferred issued for PIK dividends	554	—	—
Series Q Preferred issued for PIK dividends	2,116	—	—
Issuance of warrants for services rendered in connection with the CD&L acquisition	719	—	—
Issuance of warrants for services rendered in connection with Series M Preferred	—	812	—
Issuance of warrants for services rendered in connection with Series N Preferred	—	84	—
Issuance of warrants for services rendered in connection with Series P Preferred	—	208	—
Fixed assets purchases financed through capital leases	946	53	61
Purchases of vehicles by variable interest entity through applied credits		—	807
Conversion of Series B Preferred to Common Stock	—		24,304
Conversion of Series C Preferred to Common Stock	—	—	18,553
Conversion of Series D Preferred to Common Stock	—	—	9,499
Conversion of Series F Preferred to Common Stock	—	—	7,802
Conversion of Series G Preferred to Common Stock	—	—	4,087
Conversion of Series H Preferred to Common Stock	—	—	3,761
Conversion of Series I Preferred to Common Stock	—	—	24,558
Conversion of Series J Preferred to Common Stock	—	—	11,999
Conversion of Series K Preferred to Common Stock	—	—	14,777
Conversion of Series L Preferred to Common Stock	—	—	7,000
Beneficial conversion of Series Q Preferred Stock	15,211	—	—
Beneficial conversion of Series P Preferred Stock	2,448	1,250	—
Beneficial conversion of Series O Preferred Stock	1,048	3,262	—
Beneficial conversion of Series N Preferred Stock	2,528	471	4,770
Beneficial conversion of Series M Preferred Stock	—	—	22,751
Beneficial conversion of Series L Preferred Stock	—	—	7,000
Beneficial conversion of Series K Preferred Stock	—	—	14,777
Beneficial conversion of Series J Preferred Stock	—	—	7,367

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

19.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2007 (1)	March 31, 2007 (2)	December 30, 2006 (3)	September 30, 2006 (4)
Revenue	$98,556	$98,180	$102,272	$111,094
Gross profit	$26,445	22,102	21,949	27,548
Loss from operations	$(182)	(6,245)	(8,719)	(4,433)
Net loss applicable to common shareholders	$(6,198)	(13,345)	(15,237)	(30,890)

Basic and diluted net loss per share	$(0.20)	$(0.49)	$(0.61)	$(1.42)

(1)	The quarter ended June 30, 2007 includes purchase accounting adjustments related to unfavorable contracts acquired from CD&L. Revenue increased by $1.5 million and cost of services decreased by $2.3 million due to these adjustments (See Footnote 3.Acquisition of CD&L, Inc. and Related Transactions) and includes the results of operations for Peritas LLC as follows: zero revenue; zero gross profit; and $0.5 million of loss from operations.
(2)	The quarter ended March 31, 2007 includes the results of operations for Peritas LLC as follows: revenue of $0.1 million; zero gross profit; and zero income from operations.
(3)	The quarter ended December 30, 2006 includes the results of operations for Peritas LLC as follows: revenue of $0.1 million; gross loss of 0.1 million; and $0.1 million loss from operations.
(4)	The quarter ended September 30, 2006 includes the results of operations for Peritas LLC as follows: revenue of $0.2 million; gross profit of 0.1 million; and $0.1 million profit from operations.

	Three Months Ended
	July 1, 2006 (1)	April 1, 2006 (2)	December 31, 2005 (3)	September 30, 2005
Revenue	$50,092	$50,476	$49,316	$52,546
Gross profit	$13,892	14,453	14,180	14,334
Loss from operations	$(4,016)	(1,830)	(2,454)	(2,914)
Net loss applicable to common shareholders	$(7,519)	(3,915)	(5,636)	(6,577)

Basic and diluted net loss per share	$(0.44)	$(0.23)	$(0.35)	$(0.47)

(1)	The quarter ended July 1, 2006 includes the results of operations for Peritas LLC as follows: revenue of $0.2 million; zero gross profit; and $0.1 million of loss from operations. In addition, upon consolidation of Peritas LLC, Peritas’ accumulated losses of $1.1 million were recognized by the Company as expense in the fourth quarter due to common ownership.
(2)	Amounts previously reported for the quarter ended April 1, 2006 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($2,387), ($4,472), and ($0.27), respectively, have been changed for adjustments primarily to reflect a $557 reversal of share based compensation expense recorded on equity securities not outstanding for the period presented previously.
(3)	Amounts previously reported for the quarter ended December 31, 2005 on Form 10-Q as loss from operations, net loss applicable to common shareholders, and basic and diluted net loss per share of ($2,669), ($5,777), and ($0.36), respectively, have been changed for adjustments primarily to reflect a $141 reversal of share based compensation expense recorded on equity securities not outstanding for the period presented previously.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at June 30, 2007.

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

Changes in Internal Controls over Financial Reporting

Except as described above there have been no changes in internal controls over financial reporting in the fourth quarter of fiscal year 2007.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Vincent A. Wasik	63	Chairman of the Board and Chief Executive Officer
James G. Brown	43	Director
Alex Paluch	51	Director
Richard A. Kassar	60	Director
Leslie E. Grodd	61	Director
John J. Perkins	76	Director
Mark T. Carlesimo	54	Executive Vice President, General Counsel, and Secretary
Andrew B. Kronick	44	Executive Vice President, Business Development and Supply Chain Solutions
Kay Perry Durbin	47	Executive Vice President, Workforce Services
Jeffrey Hendrickson	62	President and Chief Operating Officer
Edward W. Stone	54	Chief Financial Officer

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

Richard A. Kassar was appointed to our Board in August 2002. Since July 2006, Mr. Kassar has been President of Freshpet, a pet food company. In August 2006, Mr. Kassar was employed as Principal of GO 7 Brands. Mr. Kassar was employed as Senior Vice President and Chief Financial Officer of The Meow Mix Company from 2002 to September 2006. From 2001 to 2002, he was self-employed as a consultant to venture capital firms, advising them primarily on the acquisition of consumer brands. From 1999 to 2001, Mr. Kassar was employed as Co-President and Chief Financial Officer of Global Household Brands. From 1986 to 1999, he was employed by Chock Full O’Nuts in various positions, and had served as Senior Vice President and Chief Operating Officer. Mr. Kassar also serves as a director for World Fuel Services, Inc. and Vaughan Foods, Inc.

Leslie E. Grodd was appointed to the Board in January 2003. A Certified Public Accountant and attorney, Mr. Grodd is counsel to the law firm of Halloran & Sage LLP in its Westport, Connecticut office. Before his association with Halloran & Sage, Mr. Grodd was a founding Principal in the law firm of Blazzard, Grodd & Hasenauer, P.C., Westport, Connecticut since 1974. Prior to forming Blazzard, Grodd & Hasenauer, Mr. Grodd was associated with the firm of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Grodd is the former chair of both the Federal Tax Committee of the Connecticut Society of Certified Public Accountants and the Executive Committee of the Tax Section of the Connecticut Bar Association.

John J. Perkins was appointed to our Board in August of 2004. Mr. Perkins had served as the President and Chairman of International Insurance Group Ltd. since 1984 until the sale of the company in February 2007. Since 1996, Mr. Perkins has served as a Trustee of the City of Boston Retirement Fund. Between 1974 and 1984, Mr. Perkins was the President of Corroon and Black of Massachusetts. Additionally, Mr. Perkins is the President of Somerset Corporate Advisors, a financial advisory firm, and a member of the Advisory Board of Glasshouse Technologies, Aircuity, Inc. and Tuckerbrook Alternative Investments.

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

Mark T. Carlesimo has served as our Executive Vice President and General Counsel since August 2006 and as our Secretary since October 2006. From September 1997 until August 2006, Mr. Carlesimo was Vice President—General Counsel and Secretary of CD&L. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law.

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

Audit Committee

Our Audit Committee consists of the following individuals: Richard A. Kassar, Chairman, Leslie E. Grodd, and John J. Perkins. The Board of Directors has determined that all members of the audit committee are independent for purposes of Rule 4200(a)(15) of NASDAQ’s Marketplace Rules and Rule 10A-3(b)(1) of the Exchange Act. Each of the audit committee members is financially literate as determined by our board in its business judgment. In addition, the Board has determined that Richard A. Kassar is an “audit committee financial expert” under applicable SEC rules. The Audit Committee operates under a written charter, which was adopted on October 23, 2004. The Audit Committee met 11 times during fiscal 2007.

Nominating Committee

The Nominating Committee consists of the following individuals: Leslie E. Grodd, Chairman, John J. Perkins and James G. Brown. The Nominating Committee serves to identify and recommend individuals qualified to become members of the Board. The Nominating Committee met once during fiscal 2007.

Compensation Committee

The Compensation Committee consists of the following individuals: Alex Paluch, Chairman, John J. Perkins, and Richard A. Kassar. The principal duties and responsibilities of the Compensation Committee are as follows: (i) to review and approve goals and objectives relating to the compensation of our Chief Executive Officer and, based upon a performance evaluation, to determine and approve the compensation of the Chief Executive Officer; (ii) to make recommendations to our Board of Directors on the compensation of other executive officers and on incentive compensation and equity-based plans; and (iii) to prepare reports on executive compensation to be included in our public filings with the SEC. The Compensation Committee met three times during fiscal 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of 10% or more of our common stock to file with the Securities and Exchange Commission initial reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on our review of copies of such reports received by us, or written representations from reporting persons, we believe that during fiscal 2007, our directors, executive officers and beneficial owners of 10% or more of our common stock filed all reports on a timely basis, with the following exceptions: (i) a Form 3 was filed by Edward W. Stone, Jr. on July 7, 2006, reporting his March 6, 2006 status as Chief Financial Officer; (ii) a Form 3 was filed by Mark T. Carlesimo on June 29, 2007, reporting his August 18, 2006 status as Executive Vice President, General Counsel, and Secretary; (iii) a Form 4 was filed by TH Lee Putnam Internet Partners LP on July 24, 2006, reporting the conversion of 1,218,922 shares of Series Q Convertible Preferred Stock and the exercise of a warrant to purchase 13,000 shares of Common Stock on July 3, 2006; and (iv) a Form 4 was filed by Vincent A. Wasik on June 29, 2007, reporting the purchase of 720 shares of Common Stock on April 13, 2005.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our November 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our November 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our November 2007 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our November 2007 Annual Meeting of Stockholders.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts—years ended June 30, 2007, July 1, 2006 and July 2, 2005.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Reference is made to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 15, 2007.

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

Signature	Title	Date

/s/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board and Chief Executive Officer	October 15, 2007

/s/ EDWARD W. STONE Edward W. Stone	Chief Financial Officer	October 15, 2007

/s/ JAMES BROWN James Brown	Director	October 15, 2007

/s/ ALEX PALUCH Alex Paluch	Director	October 15, 2007

/s/ RICHARD A. KASSAR Richard A. Kassar	Director	October 15, 2007

/s/ LESLIE E. GRODD Leslie E. Grodd	Director	October 15, 2007

/s/ JOHN J PERKINS John J Perkins	Director	October 15, 2007

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2007, 2006 and 2005

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions (1)	Balance at End of Period
Accounts receivable reserves:
2007	$3,273	$479	$475	$3,277
2006	9,879	177	6,783	3,273
2005	4,743	8,028	2,892	9,879

(1)	write off of accounts receivable determined to be uncollectible

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Velocity Express Corporation dated October 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

3.3	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.4	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.6	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.7	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.8	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.10	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

Exhibit Number	Description
4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

Exhibit Number	Description
10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

Exhibit Number	Description
10.22	Intercompany Subordination Agreement dated, as of December 22,2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

21.1	Subsidiaries.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.