Form 10-K/A
period 2007-06-30
VELOCITY EXPRESS CORP
filed 2007-10-29
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of October 25, 2007, there were 42,083,967 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Explanatory Note

Velocity Express Corporation (“Velocity Express,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2007 (the “Original 10-K”). The Company is hereby amending the Form 10-K to include Item 11, Item 12, Item 13 and Item 14 of Part III of the Original 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2007 annual stockholders’ meeting has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock has been updated.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended, provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications are therefore also included as Exhibits 31.1, 31.2, 32.1 and 32.2. Item 15(b) of Part IV of the Form 10-K is being supplemented to reflect that these certifications are being included as exhibits to this Form 10-K/A.

Except for the amendments and updates described above, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to attract, retain, motivate and reward management for demonstrating the required skill to develop the Company into the leading provider of time definite regional delivery solutions. Through the development of the Company’s business plan, the compensation program is designed to provide incentives for management to create and increase shareholder value and reward management for meeting one or more specified performance goals. The compensation program for fiscal 2007 was designed to reward executives for expanding our customer base and integrating new business into existing routes.

The Compensation Committee is responsible for the review and approval of goals and objectives related to the compensation of Mr. Wasik, the Chief Executive Officer, and based upon a performance evaluation, to determine and approve Mr. Wasik’s compensation. In addition, it is the responsibility of the Compensation Committee based upon recommendations from the Chief Executive Officer to approve compensation and pay levels as well as incentive compensation and equity based plans for all other executive officers. Mr. Wasik plays a primary role in recommending compensation for all other executive officers.

The key elements of executive compensation for fiscal 2007 were base salary and benefits, quarterly cash bonuses, merger related bonuses, and a sales incentive program.

Base Salaries: The base salary is used to attract individuals with the required skills and experience. Base salaries for executive officers are determined by evaluating the responsibilities of the position and the experience and talents of the individual. In addition, base salaries are reviewed by a comparison to other public companies in the transportation industry as well as salary related information gained as a result of previous acquisitions made by the Company. Base salaries are reviewed annually, and are adjusted based upon performance, contribution, management recommendation and market conditions. Base salaries for the Company’s named executive officers for fiscal 2007 are listed in the Summary Compensation Table under “Salary”.

Cash Bonuses: The Named Executive Officers are eligible for quarterly cash bonuses. Corporate performance objectives are established at the beginning of each year, and eligible executives are assigned target bonus levels. The quarterly cash bonuses are dependent on corporate performance. The corporate performance objective is benchmarked to achieving a specific adjusted EBITDA target. No EBITDA based bonuses were paid during the reporting year nor are they expected to be paid for the balance of calendar 2007.

Mr. Wasik and Mr. Edward W. Stone were awarded transaction bonuses in 2007 in the sum of $300,000 and $100,000 respectively as a result of their leadership and involvement with the successful acquisition of CD&L, Inc. and the related financing transactions used to fund the acquisition.

Sales Incentive Plan: Compensation for Mr. Andrew B. Kronick, the Executive Vice President of Business Development and Supply Chain Solutions, is tailored to his sales function. He is eligible for incentive compensation based on percentages of revenue from new customers and percentages of revenue from retained customers. Mr. Kronick received $166,380 pursuant to his incentive plan during the 2007 fiscal year.

Other Compensation: Some of the Company’s Named Executive Officers are eligible for payment of the full premium for health insurance premiums.

Each element of the compensation program is designed to further the Company’s goals of attracting and retaining high caliber individuals with the experience to grow the Company and ultimately to create and increase shareholder wealth. In support of that objective, different elements are designed to encourage and reward different behaviors.

•

Base salary and benefits are designed to attract and retain employees over time. Base salaries are used in determining separation benefits (See “Separation Arrangements” below) and in determining the amount of contributions permitted under the Company’s defined contribution retirement 401(k) plan.

•	Quarterly cash bonuses are directly tied to the achievement of specified corporate adjusted EBITDA performance.

•	Merger related bonuses were awarded for the successful acquisition of CD&L, Inc. and the related financing transactions used to fund the acquisition.

•	The sales incentive plan is designed to compensate Mr. Kronick for procurement of new business and retention of our existing customer base.

The Company determined that 100% of executive compensation for fiscal 2007 would be in the form of short term compensation due to the immediate focus and attention necessary to retain and motivate talented individuals to engage in behaviors necessary to enable the Company to successfully purchase and integrate a large acquisition. Compensation also varies among individual officers based on a number of other factors: level of experience of the employee in his or her respective field, and prevailing market rates for individuals performing similar functions at competing companies in a similar industry and emerging stage of development as the Company. When evaluating the compensation of executives on an annual basis, the Company has reviewed past compensation received by the executive in both current and long-term compensation when determining any additional components of compensation.

Compensation of Chief Executive Officer:

The compensation committee approved the compensation of Vincent A. Wasik for fiscal 2007. The compensation committee increased Mr. Wasik’s base salary effective September 1, 2006 to $900,000 after considering his efforts in securing the successful merger with and integration of CD&L, as well as his continued assistance in the development and growth of the company. The compensation committee determined the Chief Executive Officer’s compensation after considering the same factors used to determine the compensation of other executive officers. In determining the base salary for Mr. Wasik, the committee evaluated his performance by considering our company’s financial and operating performance for fiscal 2007 as well as the leadership of Mr. Wasik, his ability to foster and maintain a strong, positive and high-integrity culture, and his continued ability to develop and implement strategies to enhance stockholder value over the long term. The committee also considered the personal performance of Mr. Wasik in a number of additional areas, including growth, innovation, productivity improvement, new ventures, organizational development, diversity and customer and stockholder relations.

Separation and Change of Control Agreements:

The Company is party to separation, or severance, agreements with Mr. Stone, our Chief Financial Officer, Mr. Kronick, our Executive Vice President, Business Development and Supply Chain Solutions and Mr. Mark T. Carlesimo, our Executive Vice President, General Counsel, and Secretary.

The agreement with Mr. Stone provides that a severance payment equal to 6 months of base salary (currently $350,000 per annum) and a pro-rata portion of any bonus earned as of the date of termination, will be made if Mr. Stone’s employment is terminated without cause. He will also receive health insurance and a pro-rata portion of any bonus earned, in the case that the executive officers’ employment is terminated by the Company without cause. In addition to the foregoing severance payments, we have agreed to pay or reimburse Mr. Stone for medical (COBRA) benefits for the period covered by the severance payments. Mr. Stone has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of twelve months thereafter.

Mr. Kronick’s employment agreement provides that if the agreement is terminated for reasons other than cause, we will pay Mr. Kronick an amount equal to his base salary per month ($20,833 per month) at the end of each of the twelve months following the date of his termination. We may immediately terminate Mr. Kronick’s employment for cause upon written notice without any further obligation to Mr. Kronick.

Prior to the acquisition of CD&L, Inc. by the Company, Mr. Carlesimo was employed by CD&L, Inc. as its General Counsel, Vice President, and Secretary pursuant to the terms of an Employment Agreement entered into on April 14, 2004. The Employment Agreement, which continues until December 31, 2008, contains a change of control provision triggered by our acquisition of CD&L which requires a severance payment to Mr. Carlesimo upon termination of employment in the sum of $576,996 in addition to certain other benefits. Upon the acquisition of CD&L, Inc. the Company assumed the obligations of the Employment Agreement. The Employment Agreement was amended on August 17, 2006 and Mr. Carlesimo was granted the right at any time until August 17, 2007 to give notice of termination of his employment with the Company and if he gives such notice, to receive the payments and benefits required under the Employment Agreement. The Company requested that Mr. Carlesimo not give notice of termination, and in consideration thereof, a second amendment to the Employment Agreement was signed on August 16, 2007 pursuant to which the Company agreed to extend for an additional year until August 17, 2008 the period during which Mr. Carlesimo may give such notice of termination and receive his change of control benefits from the Company. Mr. Carlesimo has not given such notice and continues to be employed by Velocity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the board consisted of James G. Brown and Richard A. Kassar until May 1, 2007. Effective May 1, the Compensation Committee consisted of Alexander Paluch (Chair), Richard A. Kassar and John J. Perkins. No member of the committee was at any time during fiscal 2007 or at any other time, an officer or employee of the Company or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee. Through his position as Managing Director of TH Lee Putnam Ventures, L.P., James G. Brown had relationships with us that are required to be disclosed pursuant to Item 404 of Regulation S-K. See “Certain Relationships and Related Party Transactions.”

The following table sets forth information with respect to compensation earned by the named executive officers of the Company for 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonuses (2)	Stock Awards	Option Awards $’s	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Vincent A. Wasik (1)	2007	$850,000	$318,750	—	$—	$—	$27,827	$1,196,577
Chief Executive Officer

Jeffrey Hendrickson	2007	390,577	10,096	—	—	—	26,222	426,895
President and Chief Operating Officer

Edward W. Stone	2007	340,578	108,653	—	—	—	13,853	463,084
Chief Financial Officer

Andrew B. Kronick	2007	250,000		—	—	166,380	1,260	417,640
Executive Vice President, Business Development and Supply Chain Solutions

Mark Carlesimo	2007	250,550		—	—	—	6,363	256,913
Executive Vice President, General Counsel, and Secretary

Daniel R. DeFazio (5)	2007	182,692		—	—	—		182,692
Former Chief Financial Officer

There were no stock options granted to the Company’s Named Executive Officers in 2007.

(1)	Mr. Wasik serves as our Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). See “Item 13 Certain Relationships and Related Transactions”. Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG.
(2)	Includes $300,000 and $100,000 paid to Mr. Wasik and Mr. Stone, respectively, as transaction bonuses for their leadership and involvement with the successful acquisition of CD&L, Inc. and the related financing transactions used to fund the acquisition. There were no EBITDA based bonuses paid during the reported year.
(3)	Includes $166,380 in sales incentives for Mr. Kronick in 2007.
(4)	Includes 2007 health insurance premiums paid of $26,546 for Mr. Wasik, $24,722 for Mr. Hendrickson and $13,643 for Mr. Stone.
(5)	Mr. DeFazio’s employment terminated in March 2006. The $182,692 represents severance payments in accordance with his separation agreement.

Employment Agreements

The Company has employment contracts and severance agreements in effect with Vincent A. Wasik, our Chairman and Chief Executive Officer, Edward W. Stone, our Chief Financial Officer, and Drew Kronick, our Executive Vice President, Business Development and Supply Chain Solutions. Our Board of Directors appointed Mr. Wasik as our Chief Executive Officer on July 28, 2003, with the understanding that we would enter into a Contractor Services Agreement with MCG for Mr. Wasik’s services as our Chief Executive Officer. On October 20, 2004, we entered into a Contractor Services Agreement with MCG, effective as of July 28, 2003 (the “Service Agreement”). Mr. Wasik is an owner and principal of MCG and was a stockholder and our Chairman of the Board at the time this Services Agreement was authorized and executed. The Service Agreement sets forth the rights and duties of both us and Mr. Wasik. Mr. Wasik’s compensation level and eligibility for salary increases, bonuses, benefits and grants of equity are to be determined by our Compensation Committee. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, we have agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to us, other than as a result of gross negligence or willful misconduct. We have also agreed to cause MCG and Mr. Wasik to be named as additional insured parties under our directors’ and officers’ liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon us to pay severance in the event the agreement is terminated by us.

The Company and Mr. Stone are parties to an employment agreement dated March 6, 2006, governing his employment with us. The agreement sets forth Mr. Stone’s compensation level and eligibility for salary increases, incentives, and benefits and the terms of a non-disclosure and non-competition agreement. Pursuant to the agreement, Mr. Stone’s employment is voluntary and may be terminated by us with or without written notice, or by Mr. Stone with one month’s prior written notice. The agreement is “at will” and, therefore, does not have a stated term. The employment agreement provides that a severance payment equal to 6 months of base salary (and a pro-rata portion of any bonus earned as of the date of termination) will be made if Mr. Stone’s employment is terminated by us without cause. In addition to the foregoing severance payments, we have agreed to pay or reimburse Mr. Stone for medical (COBRA) benefits for the period covered by the severance payments. In addition, Mr. Stone has agreed to certain nondisclosure provisions during the term of his employment and any time thereafter, and certain noncompetition and nonrecruitment provisions during the term of his employment and for a period of twelve months thereafter.

The Company and Mr. Hendrickson were parties to an employment agreement dated December 15, 2003, governing his employment with us. The agreement set forth Mr. Hendrickson’s compensation level and eligibility for salary increases, bonuses, benefits and option grants under stock option plans. Pursuant to the agreement, Mr. Hendrickson’s employment was voluntary and may have been terminated by us with or without written notice, or by Mr. Hendrickson with two months’ prior notice. The agreement was for a period of two years and, at its expiration, was not renewed. Mr. Hendrickson continues to serve as our President and Chief Operating Officer.

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

Effective as of April 14, 2004, CD&L, Inc. entered into an amended employment agreement with Mark T. Carlesimo, its Vice President, General Counsel and Secretary. The Employment Agreement, which continues until December 31, 2008, contains a change of control provision which requires a severance payment to Mr. Carlesimo upon termination of employment in the sum of $576,996 in addition to certain other benefits. Upon the acquisition of CD&L, Inc. the Company assumed the obligations of the Employment Agreement. Under the agreement, Mr. Carlesimo is entitled to an annual salary of $250,000. The Agreement was amended pursuant to amendments dated August 17, 2006 and August 17, 2007. Pursuant to the Agreement as amended, Mr. Carlesimo has the right to give notice of termination of termination of his employment with Velocity at any time until August 17, 2008 and if he gives such notice to receive the payments and benefits provided in the Employment Agreement. If Mr. Carlesimo’s employment is terminated for any reason including death or disability on or prior to August 17, 2008, he will receive or his estate will have the right to receive the change of control severance payments and benefits required under the Employment Agreement. The Agreement also contains non-competition covenants noncompetition covenants that will continue for two years following termination of employment unless the Company terminates the agreement without cause or the employee terminates the agreement as a result of the Company’s breach of the agreement, in which event the covenants against competition will cease upon the termination of employment.

The Company and Mr. DeFazio were parties to an employment agreement dated March 8, 2005, governing his employment with us. The agreement with Mr. DeFazio was “at will” and, therefore, did not have a stated term, and could have been terminated by us with or without written notice, or by Mr. DeFazio with 30 days’ prior written notice. The agreement set forth Mr. DeFazio’s compensation level and eligibility for salary increases, bonuses, benefits, and option grants under stock purchase plans. The agreement also provided for Mr. DeFazio’s participation in our employee benefit programs and other benefits. Upon termination of Mr. DeFazio’s employment, we agreed to pay to Mr. DeFazio the earned but unpaid portion of his base salary through the termination date and offer Mr. DeFazio a severance option (the “Severance Option”). The Severance Option entailed: (i) paying Mr. DeFazio, as severance pay each month, for twelve consecutive months following the termination of his employment, beginning one month after termination from employment, Mr. DeFazio’s monthly base salary in effect at the time of separation, less customary withholdings; (ii) continuing to pay Mr. DeFazio’s group health and dental insurance coverage for the term of the severance payments or 12 months, whichever is greater; and (iii) causing the immediate vesting of any unvested stock options or stock grants held by Mr. DeFazio at the time of the termination of his employment. The Severance Option was conditioned on Mr. DeFazio executing our standard general release, without revocation, upon the termination of his employment, and for Mr. DeFazio to comply with a restrictive non-competition covenant for a period of twelve months.

Equity Compensation Plan Information

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on June 30, 2007:

Outstanding Equity Awards at Fiscal Year-End June 30, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Vincent A. Wasik	245,899	—	—	$2.56	12/8/2010	—	$—	—	$—
Vincent A. Wasik	4,101	—	—	$2.56	12/8/2015	—	—	—	—
Vincent A. Wasik	2,985	—	—	$0.50	10/8/2007	—	—	—	—
Vincent A. Wasik	4,478	—	—	$0.50	5/1/2008	—	—	—	—
Jeffrey Hendrickson	20,000	—	—	$0.05	2/12/2011	—	—	—	—
Jeffrey Hendrickson	125,000	125,000	—	$2.56	12/8/2015	—	—	—	—
Andrew B. Kronick	25,000	25,000	—	$2.56	12/8/2015	—	—	—	—
Andrew B. Kronick	12,000	—	—	$2.72	9/7/2012	—	—	—	—
Andrew B. Kronick	200	—	—	$312.50	10/29/2011	—	—	—	—

The following table summarizes the annual compensation for the Company’s non-employee directors during 2007:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Vincent A. Wasik	$—	$—	$—	$—	$—	$—	$—
James G. Brown	—	—	—	—	—	—	—
Alex Paluch	21,000	—	—	—	—	—	21,000
Richard A. Kassar	32,000	—	—	—	—	—	32,000
Leslie E. Grodd	31,000	—	—	—	—	—	31,000
John J. Perkins	36,000	—	—	—	—	—	36,000

Compensation of Directors

Cash Compensation: For fiscal 2007, each of our independent directors were entitled to receive annual cash compensation for their respective board/committee service in accordance with the following guidelines: (i) each independent member of the board received $10,000 and the chairman, if he were independent, would have received $15,000; (ii) each independent member of the audit committee (other than the chairman) received an additional $10,000 and the chairman received an additional $14,000; and (iii) each independent member of the compensation and nominating and corporate governance committees (other than the chairman) received an additional $8,000 and the chairman of each of the compensation and nominating and corporate governance committees, to the extent he was independent, received an additional $11,000. Non-independent directors did not receive any cash compensation for their services on our board of directors.

Certain tables have been omitted as no options were granted or exercised during fiscal year 2007 and the Company has no pension plan or non-qualified deferred compensation plan.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the information provided under the caption “Compensation Discussion and Analysis” set forth above. Based on that review and those discussions, the Compensation Committee recommended to our Board that such “Compensation Discussion and Analysis” be included in the Company’s proxy statement.

/s/ Alexander Paluch (Chair)

/s/ Richard A. Kassar

/s/ John J. Perkins

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables contain certain information that has been provided to us regarding the beneficial ownership of our outstanding voting securities as of September 30, 2007 for (i) each person who is known to us to own beneficially more than five percent of each class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group.

Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, One Morningside Drive North, Building B—Suite 300, Westport, Connecticut 06880. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of September 30, 2007.

Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Owned (1)
James G. Brown (2)	25,554,364	45.2%
TH Lee Putnam Ventures (3)	25,547,995	45.2%
Linden Capital, LP (4)	9,397,717	19.2%
Charter Oaks Partners (5)	7,162,914	15.2%
Pequot (6)	6,524,668	14.9%
Scorpion (7)	6,901,111	14.5%
Silver Oak Capital, LLC (8)	6,409,079	13.3%
Longview Funds (9)	5,966,489	13.3%
Third Point (10)	5,055,179	11.4%
Portside Growth & Opportunity Fund (11)	4,379,537	9.5%
Whitebox (12)	4,187,922	9.3%
Selz (13)	4,048,187	9.3%
Context (14)	3,546,861	8.3%
Goldman Capital Management (15)	2,344,913	5.6%
Gilder, Gagon, Howe and Co. (16)	2,316,164	5.6%
Vincent A Wasik (17)	1,484,713	3.5%
Jeffrey Hendrickson	331,709	*
Andrew Kronick	62,200	*
Kay Perry	58,779	*
Edward W Stone	45,455	*
Alexander I. Paluch	37,381	*
Richard Kassar	8,677	*
Leslie E. Grodd	7,540	*
John J Perkins	7,030	*

All directors and officers as a group (12 persons) (24)	27,615,797	48.7%

*	Represents less than 1%
(1)

Percentage of beneficial ownership is based on 41,616,133 shares of common stock outstanding as of September 30, 2007. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock exercisable or convertible within sixty days is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.
(2)	Includes 120 restricted shares of common stock and 6,249 shares of common stock issuable upon exercise of options owned directly by Mr. Brown and 25,547,975 shares of common stock beneficially owned by THLPV for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Brown is 200 Madison Ave, Suite 1900, New York, NY 10016.
(3)	Consists of 10,683,385 shares of common stock, 749,016 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 13,172,129 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock, 943,466 shares of common stock issuable upon exercise of warrants. References made herein to “TH Lee Putnam Ventures” or “THLPV” includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Thomas H. Lee (formerly Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 1900, New York, NY 10016.
(4)

Consists of 2,033,257 shares of common stock 7,364,460 shares issuable upon conversion of Series Q Convertible Preferred Stock. The address for the foregoing entity is c/o Goldman Sachs, One New York Plaza, 44th Floor, New York, NY 10004. The common stock is based upon the 13-d filing as of July 12, 2007

(5)	Consists of shares of 1,545,795 shares of common stock, 169,319 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock owned by Charter Oak Partners LP 1,115,997 shares of common stock issuable upon conversion of Series N Convertible Stock owned by Charter Oaks Partners and Charter Oak Partners II LP. 4,331,803 shares of common stock issuable upon conversion of Series Q convertible stock owned by Charter Oaks Partners and Charter Oaks Partners II LP The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport, CT 06880. The common stock is based upon the 13-d filing as of February 5, 2007
(6)	Consists of 657,023 shares of common stock of 2,417,649 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock and 3,449,996 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock owned by Pequot Capital Management, Pequot Diversified Master Fund, Ltd., Pequot Mariner Master Fund, L.P., Pequot Navigator Offshore Fund, Inc., Pequot Navigator Onshore Fund, L.P., Pequot Scout Fund and Premium Series PCC Limited—Cell33. The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.
(7)

Consists of 3,231,772 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 434,025 shares of common stock issuable upon conversion of Series N Convertible Preferred Stock and 3,235,314 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock held by Scorpion Capital Partners, L.P. and Scorpion Acquisition, LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016.

(8)	Consists of shares of common stock issuable upon exercise of warrants. The address for Silver Oak is 245 Park Avenue, 26th Floor, New York, NY 10167.
(9)

Consists of 5,367,687 shares of common stock issuable upon conversion of Series P Convertible Preferred Stock, and 598,802 shares of common stock issuable upon exercise of warrants owned by Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP. The address for each of the foregoing entities is 600 Montgomery Street, 44th Floor, San Francisco, CA 94111.

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

(12)	Consists of shares of common stock issuable upon exercise of warrants owned by Whitebox Convertible Arbitrage Partners LP, Whitebox Hedged High Yield Partners LP, Whitebox Intermarket Partners LP, Whitebox Advisors LLC, Guggenheim Portfolio Company XXXI, LLC, GPC LIX, LLC and HFR RVA Combined Master Fund. The address for each of the foregoing entities is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416.

(13)

Consists of shares of common stock issuable upon conversion of 2,024,094 shares Series Q Convertible Preferred Stock held by Bernard Selz and 2,024,094 shares Series Q held by Selz Family Trust. The address for each of the foregoing is 600 Fifth Avenue, 25th Floor, New York, NY 10020.

(14)	Consists of shares of common stock issuable upon exercise of warrants owned by Context Advantage Fund, LP, AHHP Context, Context Offshore Advantage Fund, Ltd., Finch Tactical Plus Class B, Lyxor/Contexty Fund Ltd, Altima Fund SICAV PLC in respect of the Grafton Sub Fund Institutional Benchmarks, Worldwide Transactions Limited and Context Opportunistic Master Fund, L.P. The address for each of the foregoing is as follows: 4365 Executive Drive, Suite 850 San Diego, CA 92121
(15)	Consists of 2,344,913 shares of common stock The address for Goldman Capital Management is 320 Park Avenue, New York, NY 10022. The common stock is based upon the 13-d filing as of October 4, 2007
(16)

Consists of 2,316,164 shares of common stock. The address for Gilder, Gagnon, Howe & Co. LLC is 1775 Broadway 26th floor new York, NY 10019. The common stock is based upon the 13-d filing as of December 31, 2006

(17)	Consists of: (i) 765,501 shares of common stock, 295,441 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 258,137 shares of common stock issuable upon exercise of warrants, 4,101 shares of common stock issuable upon exercise of options and 180 shares of restricted stock owned directly by Mr. Wasik; and (ii) 161,353 shares of common stock and 4,775 shares of common stock issuable upon exercise of warrants owned by MCG Global LLC for which Mr. Wasik disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Wasik is One Morningside Drive, Building B Westport, CT 06880

Series M Convertible Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Scorpion (2)	1,743,499	41.1%
Pequot (3)	1,304,290	30.8%
TH Lee Putnan Ventures (4)	391,439	9.2%
James G. Brown (5)	391,439	9.2%
Special Situations Funds (6)	352,403	8.3%
Vincent A. Wasik (7)	159,387	3.8%
Alexander I. Paluch (8)	2,124	*
Richard A. Kassar	—	—
Leslie E. Grodd	—	—
John J. Perkins	—	—
Jeffrey Hendrickson	—	—
Andrew B. Kronick	—	—
Edward W. Stone	—	—
All directors and executive officers as a group (12 persons) (8)	552,950	13.0%

*	Represents less than 1%
(1)	Percentage of beneficial ownership is based upon 4,239,994 shares of Series M Convertible Preferred Stock outstanding as of September 30, 2007. More than one person may beneficially own the same shares.
(2)

Includes 1,593,868 shares owned by Scorpion Capital Partners, L.P. and 149,631 shares owned by Scorpion Acquisition, LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016

(3)	Includes 628,281 shares owned by Pequot Scout Fund, L.P., 372,677 shares owned by Pequot Mariner Master Fund, L.P., 274,295 shares owned by Pequot Navigator Offshore Fund, Inc. and 29,037 shares held by Premium Series PCC Limited—Cell 33 The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.
(4)	Includes 215,938 shares owned by TH Lee Putnam Ventures, L.P., 157,963 shares owned by TH Lee Putnam Parallel Ventures, L.P., 12,645 shares owned by THLi Co Investment Partners, LLC, and 4,893 shares owned by Thomas H. Lee (formerly Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 1900, New York, NY 10016.
(5)	Consists of shares owned by TH Lee Putnam Ventures, for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Brown is 200 Madison Ave, Suite 1900, New York, NY 10016.
(6)

Includes 177,187 shares owned by Special Situations Private Equity Fund, L.P., 9,474 shares owned by Special Situations Fund III, L.P, 115,766 shares owned by Special Situations Fund III QP, L.P. and 49,976 shares owned by Special Situations Cayman Fund, L.P. The address for the Special Situations Funds is 153 E53rd Street 55th Floor New York, NY 10022

(7)	Consists of 159,387 shares owned by Mr. Wasik, The address for Mr. Wasik is One Morningside Drive, Building B Westport, CT 06880
(8)	Consists of 2,124 shares beneficially owned by East River Ventures II, LP, for which Mr. Paluch disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Paluch is 645 Madison Ave suite 1200 New York, NY 10022

Series N Convertible Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series N Convertible Preferred Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Charter Oak Partners (2)	602,066	71.0%
Scorpion (3)	234,151	28.0%

(1)	Percentage of beneficial ownership is based on 843,917 shares of Series N Convertible Preferred Stock outstanding as of September 30, 2007. More than one person may be beneficially entitled to the same shares.
(2)	Consists of 517,777 shares held by Charter Oaks Partners and 84,289 shares held by Charter Oak Partners II LP. The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport, CT 06880.
(3)	Consists of 234,151 shares held by Scorpion Capital Partners, LP The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016

Series O Convertible Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series O Convertible Preferred Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Gryphon (2)	425,468	78.6%
William S. Lapp (3)	85,094	15.7%
Smithfield Fiduciary, LLC (4)	28,761	5.3%

(1)	Percentage of beneficial ownership is based on 541,634 shares of Series O Convertible Preferred Stock outstanding as of September 30, 2007. More than one person may be beneficially entitled to the same shares.
(2)	Includes 283,645 shares owned by Gryphon Master Fund, L.P. and 141,823 shares owned by GSSF Master Fund, LP. The address is 100 Crescent Court #475 Dallas, TX 75201
(3)	The address for Mr. Lapp is 12840 11th Avenue North, Plymouth, MN 55441.
(4)	The address for Smithfield Fiduciary, LLC is 9 West 57th St., 27th Floor, New York, NY 10019.

Series P Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series P Convertible Preferred Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Longview Fund, L.P (2)	1,904,014	94.1%
William S. Lapp (3)	119,149	5.9%

(1)	Percentage of beneficial ownership is based on 2,023,163 shares of Series P Preferred outstanding as of September 30, 2007. The Series P Preferred does not have any voting rights, but may be converted, at any time, into common stock.
(2)

Consists of 1,356,891 shares held by Longview Fund, LP, 360,537 shares held by Longview Equity Fund, LP and 186,586 shares held by Longview International Equity Fund, LP. The address for each of the foregoing entities is 600 Montgomery Street, 44th Floor, San Francisco, CA 94111.

(3)	The address for Mr. Lapp is 12840 11th Avenue North, Plymouth, MN 55441.

Series Q Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
TH Lee Putnam Ventures (2)	1,359,827	28.8%
James G. Brown (3)	1,359,827	28.8%
Linden Capital (4)	784,831	16.6%
Third Point Partners (5)	538,730	11.4%
Charter Oaks Partners (6)	515,513	10.9%
Bernard Selz (7)	431,415	9.1%
Pequot (8)	367,667	7.8%
Scorpion (9)	344,787	7.3%
Vincent A. Wasik	—	—
Richard A. Kassar	—	—
Leslie E. Grodd	—	—
John J Perkins	—	—
Jeffrey Hendrickson	—	—
Andrew B. Kronick	—	—
Edward W. Stone	—	—

*	Represents less than 1%
(1)	Percentage of beneficial ownership is based upon 4,777,946 shares of Series Q Preferred outstanding as of September 30, 2007 Series Q Preferred does not have any voting rights but may be converted to common stock at any time.
(2)	Includes the right to receive 750,151 shares by TH Lee Putnam Ventures, L.P., the right to receive 548,751 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 43,927 shares by THLi Co Investment Partners, LLC, and the right to receive 16,998 shares by Thomas H. Lee (formally Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 2225, New York, NY 10016.
(3)	Consists of the right to receive shares by TH Lee Putnam Ventures, for which Mr. Brown disclaims beneficial ownership. The address for Mr. Brown is 200 Madison Ave, Suite 2225, New York, NY 10016.
(4)	Linen Capital Series Q Convertible Preferred Stock. The address for the foregoing entity is c/o Goldman Sachs, One New York Plaza, 44th Floor, New York, NY 10004.
(5)

Consists of 66,758 shares held by Third Point Offshore Fund Ltd., 383,397 shares held by Third Point Partners, LP, 43,825 shares held by Third Point Partners Qualified and 44,750 shares held by Third Point Ultra Ltd. The address for each of the foregoing entities is 390 Park Avenue, 18th Floor, New York, NY 10022.

(6)	Includes the right to receive 450,153 shares by Charter Oak Partners and the right to receive 65,360 shares by Charter Oak Partners II. The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport 06880
(7)

Includes the right to receive 215,708 shares by Bernard Selz and the right to receive 215,707 shares by The Selz Family Trust. The address for each of the foregoing is 600 Fifth Avenue, 25th Floor, New York, NY 10020

(8)	Includes the right to receive 166,953 shares by Pequot Scott Fund, L.P., the right to receive 124,932 shares by Pequot Navigator Onshore Fund, L.P., the right to receive 56,851 shares by Pequot Navigator Offshore Fund, Inc., the right to receive 12,978 shares by Pequot Diversified Master Fund, Ltd and the right to receive 5,953 shares by Premium Series PCC LTD—Cell 33. The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.
(9)

Includes the right to receive 323,238 shares by Scorpion Capital Partners, L.P. and the right to receive 21,549 shares by Scorpion Acquisition LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

CD&L Transactions

In connection with the CD&L acquisition, we issued: (i) 78,205 Units on July 3, 2006, each of which was comprised of (a) $1,000 aggregate principal amount at maturity of Senior Notes due 2010 and (b) a warrant to purchase 345 shares of our common stock at an initial exercise price of $1.45 per share, subject to adjustment from time to time; (ii) 4.5 million shares of $0.004 par value Series Q Preferred Stock, each initially convertible into 9.0909 shares of our common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings; and (iii) 2.5 million shares of our common stock.

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

In addition, we also issued on July 3, 2006 an aggregate of 264,770 shares of Series Q Preferred Stock in consideration for prior services provided to us, determined by the Company to have a fair market value of not less than $10.00 per share, to certain of the investors and, the placement agents for the Unit and Series Q Preferred Stock offerings, and 13,000 shares to affiliates of THLPV for various services they provided to us.

We sold Units to the following parties, all which became beneficial owners of 5% or more of our voting securities as a result of their purchases:

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

We sold or issued in consideration for services Series Q Convertible Preferred Stock to the following beneficial owners of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series Q
TH Lee Putnam Ventures (1) (7)	1,205,000
Linden Capital, LP	850,000
Third Point (2)	500,000
Selz (3)	400,400
Pequot (4) (7)	341,250
Scorpion (5) (7)	320,000
Longview Funds	300,000
Charter Oak Partners (6)	151,800
Crestview Capital Master, LLC	75,000

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

(2)	Consists of 355,834 shares purchased by Third Point Offshore Fund, Ltd., 61,959 shares purchased by Third Point Partners, LP, 41,533 shares purchased by Third Point Ultra Ltd., and 40,674 shares purchased by Third Point Partners Qualified LP.
(3)	Consists of 200,200 shares purchased by Bernard Selz and 200,200 shares purchased by Selz Family Trust.
(4)	Consists of 134,630 shares purchased by Pequot Scout Fund, LP, 110,817 shares purchased by Pequot Mariner Master Fund, LP, 43,895 shares purchased by Pequot Navigator Offshore Fund, Ltd., 41,250 shares purchased by Pequot Capital Management, 5,525 shares purchased by Premium Series PCC Ltd, and 5,133 shares purchased by Pequot Diversified Master Fund Ltd.
(5)	Consists of 300,000 shares purchased by Scorpion Capital Partners LP and 20,000 shares purchased by Scorpion Acquisition LLC.
(6)	Consists of 130,290 shares purchased by Charter Oak Partners LP and 21,510 shares purchased by Charter Oak Partners II LP.
(7)	TH Lee Putnam Ventures, Pequot and Scorpion were beneficial owners of 5% or more of our securities before the Series Q transaction. The other parties were not.

We issued common stock to the following party which, as a result of their purchase, became a beneficial owner of 5% or more of our voting securities in consideration for CD&L common stock:

Name of Beneficial Owner	Number of Shares of Common Stock
Exeter Capital Partners	2,465,418

We issued warrants to the following beneficial owner of 5% or more of our voting securities for services provided:

Name of Beneficial Owner	Number of Shares of Common Stock
TH Lee Putnam Ventures (1)	250,000

(1)	Mr. James G. Brown, one of our directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

Reimbursement Agreement with TH Lee Putnam Ventures

Effective June 29, 2006, we entered into a reimbursement agreement (the “Reimbursement Agreement”) with THLPV. Under the terms of the Reimbursement Agreement:

(a)	The Company acknowledged its indebtedness to THLPV for: (i) costs and expenses of approximately $90,000 incurred by THLPV on behalf of the Company; (ii) an overfunding in the amount of $130,000 on a prior credit facility provided by THLPV for the Company; (iii) merger and acquisition services rendered by THLPV to the Company; and (iv) credit enhancements provided by THLPV to the Company in the form of loan guarantees. Under the terms of the Reimbursement Agreement, the Company agreed to satisfy the obligations described above through the payment of cash in the amount of $89,551, 13,000 shares of Series Q Convertible Preferred Stock with a fair value of $130,000 and the issuance of warrants to purchase 797,500 shares of common stock at an exercise price of $0.01 per share (250,000 shares for services rendered in connection with the acquisition of CD&L as noted above and 547,500 shares as compensation for credit enhancement guarantees of the Company’s indebtedness as noted below) with a fair value of approximately $1.1 million and 547,500 shares

(b)	The Company acknowledged an obligation to a law firm for fees and expenses aggregating $149,000 for work arranged by THLPV on behalf of the Company and the Company agreed to satisfy such obligation in cash.

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

Issuance of Series P Convertible Preferred Stock

On October 14, 2005, we entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of our convertible preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. Each share of Series P Preferred is convertible into one share of our common stock, and had an initial conversion price of $3.34 per share subject to certain adjustments (current conversion price is $1.18). The Series P Preferred has a term of three years (the “Term”) and is currently entitled to receive a dividend at the rate of six percent per annum of the Series P Preferred stated value, payable quarterly, in cash or shares of Series P Preferred (PIK Shares) at our option. Each Investor also received a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The exercise price for the warrant is $4.00, subject to adjustment.

We sold Series P Preferred to the following party which, as a result of their purchase, became a beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series P
Longview Funds (1)	2,994,012

(1)	Consists of 2,395,210 shares of purchased by Longview Fund, LP, 401,198 shares purchased by Longview Equity Fund, LP and 197,605 purchased by Longview International Equity Fund, LP.

We issued warrants to the following beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Common Stock
Longview Funds (1)	598,802

(1)	Consists of warrants to purchase 479,042 shares of common stock owned by Longview Fund, LP, warrants to purchase 80,239 shares of common stock owned by Longview Equity Fund, LP and warrants to purchase 39,521 shares of common stock owned by Longview International Equity Fund, LP.

Issuance of Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on April 28, 2005, we contracted to issue to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred is convertible into one share of our common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments (current conversion price is $1.99). The Series N Preferred is entitled to receive a dividend at the rate of six percent per annum of the Series N stated value.

We sold Series N Preferred to the following beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series N
Scorpion Capital Partners, LP	203,528

Issuance of Series M Convertible Preferred Stock

Pursuant to Stock Purchase Agreements entered into on December 21, 2004 and January 31, 2005, we contracted to issue 6,217,096 shares of Series M Convertible Preferred Stock (“Series M Preferred”) for $3.685 per share for proceeds of $22.9 million. Of the total proceeds, approximately $22.6 million was received in cash, and $360,000 was in exchange for services performed for us. The initial conversion price of the Series M Preferred was $3.685 (current conversion price is $1.99) and, at the time the Stock Purchase Agreement was entered into, each share of Series M Preferred was convertible into one share of our common stock. The Preferred Series M Stock accrues cumulative PIK dividends equal to six percent per annum.

We sold the Series M Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of our voting securities:

Name of Beneficial Owner	Number of Shares of Series M
Pequot (1)	1,628,222
Special Situations Funds (2)	1,628,222
Scorpion (3)	1,573,948
TH Lee Putnam Ventures (4)	542,741
Vincent A. Wasik (5)	135,685
Alexander I. Paluch (6)	78,697

(1)	Consists of 789,036 shares purchased by Pequot Scout Fund, LP, 468,032 shares purchased by Pequot Navigator Onshore Fund, L.P., 343,745 shares purchased by Pequot Navigator Offshore Fund, Inc., and 27,408 shares purchased by Premium Series PCC Limited.
(2)	Consists of 814,111 shares purchased by Special Situations Private Equity Fund, L.P., 610,583 shares purchased by Special Situations Fund III, L.P., and 203,528 shares purchased by Special Situations Cayman Fund, L.P.
(3)	Consists of 1,356,852 shares purchased by Scorpion Capital Partners, L.P. and 217,096 shared purchased by Scorpion Acquisition, LLC.
(4)	Consists of 299,405 shares purchased by TH Lee Putnam Ventures LP, 219020 shares purchased by TH Lee Putnam Parallel Ventures LP, 17,532 shares purchased by THLi Co Investment Partners LLC and 6,784 shares purchased by Thomas H. Lee (formerly Blue Star I, LLC). Mr. James G. Brown, one of our directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.
(5)	Vincent A. Wasik is the founder and principal of MCG Global LLC and is our Chairman of the Board and CEO.
(6)	Consists of 10,855 shares purchased directly by Mr. Paluch and 67,843 shares purchased by East River Ventures II, LP. Mr. Paluch disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

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

Contracts and Arrangements with MCG Global, LLC

We entered into a Contractor Services Agreement (the “Agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003 as described above under “Employment Agreements”, which description is incorporated herein by reference, under which Vincent A. Wasik provides all services as our Chief Executive Officer. Mr. Wasik was a stockholder and our Chairman of the Board at the time the Service Agreement was entered into. The Service Agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. On January 15, 2005, the Compensation Committee modified the Service Agreement by eliminating the grant of warrants to purchase shares of our common stock. In fiscal 2007, 2006 and 2005, we recorded compensation expense of $850,000, $600,000 and $900,000 for these services, respectively.

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

Capital Distribution

In 2004, the Company issued shares of Series J and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In consideration therefore, THLPV issued a standby Letter of Credit guarantee of $7.5 million to support our revolving credit facility. Funding of the Series J and Series K Convertible Preferred Stock with the standby Letter of Credit guarantee was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby Letter of Credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

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

Equity Securities Issued for Guarantees

On February 17 and June 5, 2006 we entered into the seventh and eighth amendments to the former revolving credit facility whereby the lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from THLPV and Pequot Capital Management. On July 3, 2006, we issued to THLPV a warrant to purchase 547.500 shares of our common stock as consideration for the guarantee. The warrants issued to the THLPV have a term of 4 years, and are exercisable at $0.01 per share. We also issued to Pequot Capital Management 41,250 shares of Series Q Convertible Preferred Stock on July 3, 2006 as consideration for the guarantee.

The Company does not maintain a formal written procedure for the review and approval of transactions with related persons. It is the policy of the Company to review all transactions with members of the board of directors on a case by case basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed to us by UHY LLP, our independent registered public accountants, for fiscal years 2007 and 2006:

	Fiscal Year
Fee	2007	2006
Audit Fees (1)	$398,324	$291,326
Audit Related Fees (2)	7,000	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Includes fees related to the annual audit and quarterly reviews.
(2)	Includes fees related to the Company’s filing of a Franchise Offering Circular with various states.

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm. Through October 29, 2007, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

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

All of the services provided by the independent auditors in fiscal 2007 were approved by the Audit Committee under its pre-approval policies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to its Annual Report on Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 29, 2007.

VELOCITY EXPRESS CORPORATION

By	/s/ VINCENT A. WASIK
Vincent A. Wasik
Chairman of the Board,
Chief Executive Officer

By	/s/ EDWARD W. STONE
Edward W. Stone
Chief Financial Officer

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Velocity Express Corporation dated October 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

3.3	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.4	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.6	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.7	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.8	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.10	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

Exhibit Number	Description
4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

Exhibit Number	Description
10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

Exhibit Number	Description
10.22	Intercompany Subordination Agreement dated, as of December 22,2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

21.1	Subsidiaries.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith