Form 10-Q
period 2007-09-29
VELOCITY EXPRESS CORP
filed 2007-11-13
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of November 9, 2006, there were 42,468,734 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 29, 2007

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	September 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash	$11,020	$14,418
Accounts receivable, net of allowance of $ 3,194 and $ 3,277 at September 29, 2007 and June 30, 2007, respectively	32,268	32,597
Accounts receivable—other	1,112	1,250
Prepaid workers’ compensation and auto liability insurance	2,594	3,404
Other prepaid expenses and other current assets	502	1,031

Total current assets	47,496	52,700
Property and equipment, net	8,735	8,457
Assets held for sale	—	101
Goodwill	81,791	81,791
Intangible assets, net	23,646	24,327
Deferred financing costs, net	5,708	6,246
Other assets	2,727	2,888

Total assets	$170,103	$176,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,413	$28,413
Accrued wages and benefits	3,908	3,643
Accrued legal and claims	5,426	5,854
Accrued insurance and claims	3,038	3,697
Accrued interest	3,357	5,867
Related party liabilities	—	574
Other accrued liabilities	3,922	3,383
Revolving line of credit	8,952	7,467
Current portion of long-term debt	815	558

Total current liabilities	54,831	59,456
Long-term debt, less current portion	57,634	55,510
Accrued insurance and claims	1,799	1,882
Other long-term liabilities	3,960	4,018
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $ 0.004 par value, 299,515 shares authorized, 12,069 and 12,239 shares issued and outstanding at September 29, 2007 and June 30, 2007, respectively	68,431	68,902
Common stock, $ 0.004 par value, 700,000 shares authorized, 41,277 and 32,820 shares issued and outstanding at September 29, 2007 and June 30, 2007, respectively	165	131
Stock subscription receivable	(249)	—
Additional paid-in-capital	384,278	376,041
Accumulated deficit	(400,641)	(389,497)
Accumulated other comprehensive (loss) income	(105)	67

Total shareholders’ equity	51,879	55,644

Total liabilities and shareholders’ equity	$170,103	$176,510

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 29, 2007	September 30, 2006
Revenue	$93,307	$111,094
Cost of services	70,167	83,515
Depreciation	301	31

Gross profit	22,839	27,548
Operating expenses:
Occupancy	4,630	4,657
Selling, general and administrative	18,509	22,330

	23,139	26,987
Transaction and integration costs	501	1,756
Restructuring charges and asset impairments	274	1,173
Depreciation and amortization	1,476	2,065

Total operating expenses	25,390	31,981

Loss from operations	(2,551)	(4,433)
Other income (expense):
Interest expense, net	(4,872)	(6,174)
Other	1	180

Loss before income taxes and minority interest	(7,422)	(10,427)
Income taxes	100	9
Minority interest	—	367

Net loss	$(7,522)	$(10,803)

Net loss applicable to common shareholders	$(11,144)	$(30,890)

Basic and diluted net loss per share	$(0.28)	$(1.42)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	39,631	21,830

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Unaudited

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2007	4,209	$14,732	992	$3,422	504	$1,939	1,872	$4,572	4,662	$44,237

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to Common Stock	(34)	(127)	(279)	(1,027)	—	—	—	—	(43)	(434)
Preferred Stock PIK dividends earned	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for dividends paid-in-kind	64	234	13	46	8	32	31	102	70	703
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at September 29, 2007	4,239	$14,839	726	$2,441	512	$1,971	1,903	$4,674	4,689	$44,506

	Total				Stock	Additional		Foreign
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Currency
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Translation	Total
Balance at June 30, 2007	12,239	$68,902	32,820	$131	$—	$376,041	$(389,497)	$67	$55,644

Stock option and warrant expense	—	—	—	—	—	86	—	—	86
Issuance of Common Stock	—	—	7,481	30	(249)	4,311	—	—	4,092
Offering costs	—	—	—	—	—	(249)	—	—	(249)
Conversion of preferred stock to Common Stock	(356)	(1,588)	976	4	—	1,584	—	—	—
Preferred Stock PIK dividends earned	—	—	—	—	—	183	(886)	—	(703)
Issuance of preferred stock for dividends paid-in-kind	186	1,117	—	—	—	—	(414)	—	703
Beneficial conversion of preferred stock	—	—	—	—	—	2,322	(2,322)	—	—
Net loss	—	—	—	—	—	—	(7,522)	—	(7,522)
Foreign currency translation	—	—	—	—	—	—	—	(172)	(172)

Comprehensive loss	—	—	—	—	—	—	—	—	(7,694)

Balance at September 29, 2007	12,069	$68,431	41,277	$165	$(249)	$384,278	$(400,641)	$(105)	$51,879

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended
	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES
Net loss	$(7,522)	$(10,803)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	1,777	2,096
Accretion of interest and amortization of debt issue costs	2,501	4,582
Stock option and warrant expense	86	235
Change in fair value of settlement liability	—	(180)
Provision for doubtful accounts	—	345
Asset impairments	—	18
Loss on the sale of assets	9	66
Change in operating assets and liabilities:
Accounts receivable	329	1,621
Other current assets	1,477	(3,544)
Other assets	157	(249)
Accounts payable	(3,000)	(7,039)
Accrued liabilities	(3,667)	5,163

Cash used in operating activities	(7,853)	(7,689)

INVESTING ACTIVITIES
Proceeds from sale of assets	157	76
Purchases of property and equipment	(511)	(298)
Acquisition of CD&L (net of cash acquired of $ 531)	—	(53,145)

Cash used in investing activities	(354)	(53,367)

FINANCING ACTIVITIES
Proceeds from new revolving credit facility, net	1,485	—
Repayments of revolving credit agreements, net	—	(20,547)
Repayment of CD&L’s line of credit facility	—	(9,371)
Proceeds from notes payable and warrants, net	—	63,596
Payments of notes payable and long-term debt	(256)	(7,396)
Proceeds from issuance of preferred stock, net	—	42,813
Proceeds from issuance of common stock, net	3,580	—

Cash provided by financing activities	4,809	69,095

Net change in cash	(3,398)	8,039

Cash, beginning of period	14,418	1,715

Cash, end of period	$11,020	$9,754

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 29, 2007 and the results of its operations and its cash flows for the three months ended September 29, 2007, have been included. The results of operations for the three months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2008. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended June 30, 2007, and the footnotes thereto, included in the Company’s Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for such fiscal year. In connection with the preparation of such consolidated financial statements for the years ended June 30, 2007 and July 1, 2006, due to resource constraints, a material weakness became evident to management regarding the Company’s inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosures for inclusion in its filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

Principles of Consolidation

The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On July 3, 2006, the Company entered into a merger agreement with CD&L, Inc., (“CD&L”) another leading provider of time-definite logistics services. Contemporaneously with the signing of the merger agreement, the Company acquired approximately 49% of CD&L’s outstanding common stock. Also on July 3, 2006, the Company entered into voting agreements with certain officers and directors of CD&L, whereby they agreed to vote in favor of the merger. As a result of the foregoing, the Company had control over a majority of CD&L’s voting shares. Consequently, the financial statements of CD&L have been consolidated with those of the Company since July 3, 2006. On August 17, 2006, the Company acquired the remaining outstanding common stock. For the period from July 3, 2006 to August 17, 2006, the Company recorded minority interest for the portion of the CD&L voting shares not controlled. Because of the merger, period-to-period comparisons of the Company’s financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The consolidated financial statements include the financial position and results of operations of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46R, Consolidation of Variable Interest

Entities (“FIN No. 46”). The accompanying financial statements for the quarters ended September 29, 2007 and September 30, 2006 include nil and $0.2 million, respectively, in revenue related to Peritas. Net loss related to Peritas was de minimis for both the quarter ended September 29, 2007 and the quarter ended September 30, 2006.

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

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has one customer that accounted for 15.2% and 11.2% of its revenues for the three months ended September 29, 2007 and September 30, 2006, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At September 29, 2007 and June 30, 2007, no single customer had an accounts receivable balance greater than 10% of the Company’s total trade accounts receivable.

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	September 29, 2007	September 30, 2006
Net loss	$(7,522)	$(10,803)
Foreign currency translation	(172)	2

Comprehensive loss	$(7,694)	$(10,801)

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months
	September 29, 2007	September 30, 2006
	(Amounts in thousands, except per share data)
Numerator
Net loss	$(7,522)	$(10,803)
Beneficial conversion feature for Series N Preferred	(154)	(2,325)
Beneficial conversion feature for Series O Preferred	(61)	(918)
Beneficial conversion feature for Series P Preferred	(194)	(2,295)
Beneficial conversion feature for Series Q Preferred	(1,913)	(13,349)
Series M Preferred dividends paid-in-kind	(312)	(295)
Series N Preferred dividends paid-in-kind	(62)	(84)
Series O Preferred dividends paid-in-kind	(42)	(30)
Series P Preferred dividends paid-in-kind	(171)	(124)
Series Q Preferred dividends paid-in-kind	(713)	(667)

Net loss applicable to common shareholders	$(11,144)	$(30,890)

Denominator for basic and diluted loss per share
Weighted average common stock shares outstanding	39,631	21,830

Basic and Diluted Loss Per Share	$(0.28)	$(1.42)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. In the three-month periods ended September 29, 2007 and September 30, 2006, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	September 29, 2007	September 30, 2006
	(Amounts in thousands)
Stock options	424	1,357
Common stock warrants	28,981	30,023
Convertible preferred stock:
Series M Convertible Preferred	7,802	9,460
Series N Convertible Preferred	1,839	2,494
Series O Convertible Preferred	1,015	924
Series P Convertible Preferred	5,277	5,029
Series Q Convertible Preferred	43,749	44,082

	89,086	93,368

New Accounting Pronouncements

In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which means that it is effective for our current fiscal year beginning July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

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

3. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $1.0 million (reduced by $0.6 million in the second quarter of fiscal 2007) related to severance costs and retention incentives and approximately $0.1 million in lease termination costs related to five facilities which closed during the three month period ended September 30, 2006. In addition, a charge of approximately $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

During the three month period ended September 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer, the Company’s management commenced a restructuring plan which primarily included severance costs of approximately $0.2 million which is included with current accrued liabilities on the consolidated balance sheet.

A summary of the restructuring liabilities and the activity for the period ended September 29, 2007 is as follows (amounts in thousands):

	Restructuring Liabilities June 30, 2007	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities September 29, 2007
Employee termination benefits	$32	$171	$(2)	$—	$201
Lease termination costs	939	—	(346)	103	$696

	$971	$171	$(348)	$103	$897

4. DEBT

Revolving Credit Facility

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at September 29, 2007 was 7.75% and, in accordance with the terms of the agreement, the Company had $0.1 million in available borrowings.

In September 2007, the letter of credit securing the Company and its subsidiaries’ cash management obligations was reduced to zero as the Company moved its cash management obligations to another financial institution.

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

The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers. The Company and the lenders entered into an amended agreement dated October 15, 2007 which provided for (1) revised monthly minimum EBITDA requirements and (2) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping 25 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million.

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

Long Term Debt

Long-term debt consists of the following:

	September 29, 2007	June 30 2007
	(Amounts in thousands)
Senior Notes, net of discount of $ 21,548 at September	$56,657	$54,698
29, 2007 and $23,507 at June 30, 2007
Variable interest entity note	28	230
Capital leases	1,616	982
Other	148	158

	58,449	56,068
Less current maturities	(815)	(558)

Total Long Term Debt	$57,634	$55,510

Senior Notes

The Company is accreting the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method. Total accretion in the three month period ended September 29, 2007 was $2.0 million.

The Senior Notes bore interest at an annual rate of 12% at June 30, 2007. As discussed below, the annual interest rate increased to 13% in July 2007. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the Senior Notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

The Company must maintain $4.0 million of cash and cash equivalents on a temporary basis, and a minimum of $31.0 million of cash, cash equivalents and qualified accounts receivable, increasing by $2.0 million per year on each anniversary date of the merger until maturity. If certain conditions are met, the $4.0 million of cash and cash equivalents will become permanent. If the conditions are not met, the minimum required cash and cash equivalents will increase to $8.5 million on May 15, 2008 and increasing $1.0 million per year on each anniversary date of the merger. The indenture contains customary events of default.

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

5. AUTOMOBILE AND WORKERS COMPENSATION LIABILITIES

During the third quarter of fiscal year 2005, we initiated an insurance program with minimal or no deductibles. Prior to that time, we maintained an insurance program with policies that had various higher deductible levels; and thus were partially self-insured for automobile and workers’ compensation claims incurred during that period. The Company is also partially self-insured through high deductible policies for cargo claims. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and applicable deductible levels. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of September 29, 2007 and June 30, 2006, the Company has deposits with its insurance carrier of $0.4 million and $0.5 million, respectively.

The Company has established accruals for automobile and workers’ compensation liabilities, which it believes are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has managed to fund settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts. As of September 29, 2007 and June 30, 2007, the Company has accrued approximately $2.3 million and $2.4 million, respectively, for case reserves plus development reserves and estimated losses incurred, but not reported.

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of September 29, 2007 and June 30, 2007, the Company has accrued approximately $1.5 million and $1.8 million, respectively for case reserves plus development reserves and estimated losses incurred, but not reported.

6. SHAREHOLDERS’ EQUITY

The Company received a notice on June 29, 2007 from the NASDAQ Capital Stock Market (“NASDAQ”) that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We have a period of 180 days, until December 26, 2007, to attain compliance by maintaining a bid price of $1 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by December 26, 2007, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ’s listing requirements. The Company’s board of directors adopted a reverse stock split of the Company’s outstanding common stock whereby the Company will issue one new post-split share of common stock for ten pre-split shares. The reverse stock split is subject to shareholder approval.

In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect the ability of our shareholders to resell our securities. If any of these events take place, shareholders may not be able to sell as many securities as they desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

Common stock

During the three month period ended September 29, 2007, the Company issued approximately 64,000; 505,000 and 407,000 shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, and Series Q Convertible Preferred Stock, respectively, within original terms of each respective agreement.

Warrant Conversions

In connection with a consent solicitation from the holders of the Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 6.0 million warrants in exchange for 6,481,203 shares of common stock. The warrants were exercised by the holders of the Senior Notes at an exercise price of $0.50 per warrant. Conditions for the consents included the sale of the warrants and an increase of the interest rate on the Senior Notes to 13%. The warrants exercised contained an original exercise price of $1.45 per warrant; the inducement reducing the exercise price by $0.95, from $1.45 to $0.50. The reduction in exercise price did not have any accounting consequence since the fair value of the modified warrant was less than the fair value of the original warrant immediately prior to the modification.

A summary of the status of the Company’s common stock warrants outstanding as of September 29, 2007 and activity during the three-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	29,771,987	$4.34
Granted	—	$—
Exercised	(6,003,788)	$0.50
Forfeit/Expired	(74,867)	$2.72

Warrants outstanding and exercisable at September 29, 2007	23,693,332	$1.49	2.76 years	$531

Management Stock Purchase

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 1 million shares of Common Stock at a purchase price of $1.10 per share. As of June 30, 2007, the Company received $573,000 from management as advances related to the stock purchase. An additional $68,000 was received in July 2007 and the Company recorded a stock subscription receivable of $417,000. The remainder of the balance due from management of approximately $249,000 as of September 29, 2007 is classified as a subscription receivable on the consolidated balance sheet and will be paid by payroll deductions or scheduled monthly payments.

7. LITIGATION

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

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N. A. Ltd. Corp., (the “Plaintiffs”). The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between the company (formerly Corporate Express Delivery Systems, Inc.) and Mobile Information Systems, Inc. (“MIS”). By granting the motions, the court did resolve the liability issues and held that Banc of America/Hancock was entitled to recover the amounts sued for. On December 7, 2005 the parties executed a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million after an initial good faith payment of $0.3 million.

8. LIQUIDITY

Liquidity

In 2007, the Company reported a loss from operations of approximately $19.6 million, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. In the three month period ended September 29, 2007, the Company reported a loss from operations of approximately $2.6 million, which resulted in negative working capital of approximately $7.3 million at September 29, 2007. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Results of Operations” contained in this Report, including, in particular, the continued cost of the integration of CD&L. The CD&L integration has taken 9 months longer and cost approximately $7 million more than the Company’s original estimates. Due to an unanticipated degree of customer losses related to the migration of financial services customers to electronic check clearing under the Federal Check 21 initiative and unfavorable contracts the Company assumed with the CD&L acquisition, the Company did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into another amended agreement dated October 15, 2007 which included (1) lower monthly minimum EBITDA requirements through December 2008 and (2) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 25 basis point increase when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

•

improving gross margins by using our newly integrated route information database to identify and correct a number of specific, predominately legacy CD&L routes—fewer than 10% of all routes—where our average driver settlement has exceeded competitive market norms for the work performed;

•	winding down payments related to restructuring and integration related activities from $10 million in fiscal 2007 to less than $2 million in fiscal 2008;

•

lowering operating and SG&A expenses by reducing headcount, restoring our historical market-based deductions from independent contractor settlements to recoup driver support costs not recovered during fiscal 2007, and changing or eliminating services and the related costs associated with telecommunications, workforce acquisition, and miscellaneous other activities;

•

further improving gross margins compared to prior quarters, and based on the continuing roll-out of the Company’s route optimization software, which was made possible by the completion of route data migration in fiscal 2007;

•	increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets; and

•	further improving accounts receivable collections resulting from the customer database integration which was completed in fiscal 2007.

In addition, we expect to further improve our cash position in fiscal 2008 with the sale of our Canadian subsidiary in the second quarter of fiscal 2008, as negotiations with interested parties have progressed favorably.

The Company believes that, based on its operating plan, cash to be received from the sale of its Canadian subsidiary, and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Indenture governing the Senior Notes to maintain a minimum cash balance of $4.0 million through May 15, 2008 and $8.5 million thereafter through June 28, 2008, which is subject to adjustment in the event that certain conditions are not met, and to make the December 2007 and June 2008 interest payments on the Senior Notes in cash of $5.1 million each. As of September 29, 2007, the Company had $11.0 million in cash and $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions), cash to be received from the sale of a subsidiary, and results from operations and qualitative feedback from field management since September 29, 2007, the Company believes it will be in compliance with its covenants, including those summarized above. As such, the Company believes it will continue to meet its obligations in the ordinary course of business as they become due through June 28, 2008.

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the quarters ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended
	September 29, 2007	September 30, 2006
Healthcare	29.9%	24.8%
Office products	27.4%	26.1%
Financial services	14.9%	18.9%
Commercial	12.8%	9.8%
Transportation and logistics	6.8%	8.1%
Retail and consumer products	6.5%	7.1%
Energy	1.0%	2.2%
Technology	0.7%	2.9%

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

Restructurings

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $1.0 million (reduced by $0.6 million in the second quarter of fiscal 2007) related to severance costs and retention incentives and approximately $0.1 million in lease termination costs related to five facilities which closed during the three month period ended September 30, 2006. In addition, a charge of approximately $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

During the three month period ended September 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer, the Company’s management commenced a restructuring plan which primarily included severance costs of approximately $0.2 million which are included with current accrued liabilities on the consolidated balance sheet.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, goodwill, insurance reserves, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2007.

Historical Results of Operations

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Revenue for the quarter ended September 29, 2007 decreased $17.8 million or 16.0% to $93.3 million from $111.1 million for the quarter ended September 30, 2006. Factors increasing revenue were $1.4 million of new business start-ups with new customers, primarily in retail replenishment, and expansion of our business with existing customers of $5.5 million. More than offsetting these increases were: (1) the loss of the Office Depot account in October 2006 ($6.5 million), (2) merger-related customer losses ($4.9 million), (3) declines in revenue from financial services institutions as these organization adopt electronic check clearing technologies under the Federal Check 21 legislation ($4.4 million), (4) cancellation of unfavorable legacy-CD&L customer contracts ($2.5 million) and (5) an 8% customer attrition rate, equivalent to $7.6 million.

Cost of services for the quarter ended September 30, 2007 was $70.2 million, a decrease of $13.4 million or 16.0% from $83.5 million for the quarter ended September 30, 2006. Payments to independent contractors and purchased transportation vendors declined by 17%, slightly more than the revenue decline described above. Other costs of delivery declined by 5.6%, a slower rate of decline than revenue because of costs incurred to roll out the new V-Trac 5.0 scanner technology and add warehouse staff to accommodate the new retail replenishment business started in the quarter. In addition to the costs for the V-Trac 5.0 roll-out noted above, depreciation expense commenced for the related capitalized software development and recently procured scanners. As a result, gross margin decreased from 24.8% in the prior year quarter to 24.4% for the quarter ended September 29, 2007.

Occupancy expense for the quarter ended September 29, 2007 were $4.6 million, no change from the quarter ended September 30, 2006. Closures of redundant facilities were offset with increased costs for larger new facilities, occupied to accommodate anticipated volume growth.

Selling, general and administrative expenses for the quarter ended September 29, 2007 were $18.5 million or 19.8% of revenue, a decrease of $3.8 million or 17.1% as compared with $22.3 million or 20.1% of revenue for the quarter ended September 30, 2006. The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the integration of the CD&L workforce and eliminating redundant positions ($2.0 million), a reduction of legal fees by $0.7 million as the prior year quarter included many nonrecurring CD&L legal fees, a reduction in insurance premiums resulting from the combination of legacy Velocity Express policies with legacy CD&L policies ($0.4 million), favorable bad debt experience ($0.2 million), and various other miscellaneous items each individually less than $0.2 million.

Transaction and integration costs for the quarter ended September 29, 2007 were $0.5 million or 0.5% of revenue, a decrease of $1.3 million or 71.5% as compared with $1.8 million or 1.6% of revenue for the quarter ended September 30, 2006. The decrease reflects $450,000 in bonuses paid for the successful conclusion of the CD&L transaction in the prior year quarter and reduced use of outside consultants to assist with the integration of CD&L.

Restructuring charges and asset impairments for the quarter ended September 29, 2007 were $0.3 million or 0.3% of revenue, a decrease of $0.9 million or 76.6% as compared with $1.2 million or 1.1% of revenue for the quarter ended September 30, 2006. During the quarter ended September 30, 2006, in connection with our integration of CD&L, the Company recorded restructuring charges of approximately $1.0 million related to severance costs and retention incentives. After experiencing greater than expected voluntary attrition in staff, these expenses were reduced by $0.6 million in the second quarter of fiscal 2007. During the three month period ended September 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer, the Company’s management commenced a restructuring plan which primarily included severance costs of approximately $0.2 million.

Depreciation and amortization for the quarter ended September 29, 2007 was $1.5 million or 1.6% of revenue, a decrease of $0.6 million or 28.5% as compared with $2.1 million or 1.9% of revenue for the quarter ended September 30, 2006, of which $0.5 million pertains to a decrease in depreciation and $0.1 million pertains to a decrease in amortization expense.

Net interest expense for the quarter ended September 29, 2007 decreased $1.3 million to $4.9 million from $6.2 million for the quarter ended September 30, 2006. In the quarter ended September 30, 2006, there was an acceleration of deferred financing cost of $2.2 million in interest expense associated with the legacy Velocity and CD&L debt paid off in July of 2006 from the proceeds from the Senior Notes due 2010 and the Series Q Convertible Preferred Stock. Offsetting this decrease in interest expense is amortization of deferred fees related to the revolving credit facility entered into in December 2006, a 1% higher interest on the Senior Notes due 2010 during August and September of 2007, and $0.2 million lower interest income as the Company had more cash proceeds earning interest during the quarter ended September 30, 2006.

Other income for the quarter ended September 30, 2006 included a fair market value adjustment of $0.2 million related to the present value of a settlement liability. Other income had no comparable adjustment during the quarter ended September 29, 2007 as the Company issued settled the liability in the fourth quarter of fiscal 2007.

As a result of the above, the Company had a net loss of $7.5 million for the quarter ended September 29, 2007 compared to a net loss of $10.8 million in the quarter ended September 30, 2006.

Net loss applicable to common stockholders was $11.1 million for the quarter ended September 29, 2007 compared with $30.9 million for the quarter ended September 30, 2006. For September 29, 2007 quarter, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the anti-dilution provisions of Series N, Series O, Series P, and Series Q Convertible Preferred Stock resulting from the modification of warrants, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the quarter ended September 30, 2006, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, Series P, and Series Q Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

In 2007, the Company reported a loss from operations of approximately $19.6 million, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. In the three month period ended September 29, 2007, the Company reported a loss from operations of approximately $2.6 million, which resulted in negative working capital of approximately $7.3 million at September 29, 2007. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Results of Operations” contained in this Report, including, in particular, the continued cost of the integration of CD&L. The CD&L integration has taken 9 months longer and cost approximately $7 million more than the Company’s original estimates. Due to an unanticipated degree of customer losses related to the migration of financial services customers to electronic check clearing under the Federal Check 21 initiative and unfavorable contracts the Company assumed with the CD&L acquisition, the Company did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into another amended agreement dated October 15, 2007 which included (1) lower monthly minimum EBITDA requirements through December 2008 and (2) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 25 basis point increase when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million.

The Company is managing to an operating plan which it expects to result in positive cash flow over the remaining fiscal year. Key components of the operating plan include the following:

•

improving gross margins by using our newly integrated route information database to identify and correct a number of specific, predominately legacy CD&L routes—fewer than 10% of all routes—where our average driver settlement has exceeded competitive market norms for the work performed;

•	winding down payments related to restructuring and integration related activities from $10 million in fiscal 2007 to less than $2 million in fiscal 2008;

•

lowering operating and SG&A expenses by reducing headcount, restoring our historical market-based deductions from independent contractor settlements to recoup driver support costs not recovered during fiscal 2007, and changing or eliminating services and the related costs associated with telecommunications, workforce acquisition, and miscellaneous other activities;

•

further improving gross margins compared to prior quarters, and based on the continuing roll-out of the Company’s route optimization software, which was made possible by the completion of route data migration in fiscal 2007; and

•	increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets;

•	further improving accounts receivable collections resulting from the customer database integration which was completed in fiscal 2007.

In addition, we expect to further improve our cash position in fiscal 2008 with the sale of our Canadian subsidiary in the second quarter of fiscal 2008, as negotiations with interested parties have progressed favorably.

The Company believes that, based on its operating plan, cash to be received from the sale of its Canadian subsidiary, and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Indenture governing the Senior Notes to maintain a minimum cash balance of $4.0 million through May 15, 2008 and $8.5 million thereafter through June 28, 2008, which is subject to adjustment in the event that certain conditions are not met, and to make the December 2007 and June 2008 interest payments on the Senior Notes in cash of $5.1 million each. As of September 29, 2007, the Company had $11.0 million in cash and $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions), cash to be received from the sale of a subsidiary, and results from operations and qualitative feedback from field management since September 29, 2007, the Company believes it will be in compliance with its covenants, including those summarized above. As such, the Company believes it will continue to meet its obligations in the ordinary course of business as they become due through June 28, 2008. Results for the quarter ended September 29, 2007 are consistent with the business plan that formed the basis for the new revolving credit agreement covenants.

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

Operating Activities, Investing Activities & Financing Activities

During the quarter ended September 29, 2007, the net decrease in quarter-end cash was $3.4 million compared to a net increase of $8.0 million during the quarter ended September 30, 2006. As reported in our consolidated statements of cash flows, the (decrease) increase in cash during the quarters ended September 29, 2007 and September 30, 2006 is summarized as follows (in thousands):

	Quarter Ended
	September 29, 2007	September 30, 2006
Net cash used in operating activities	$(7,853)	$(7,689)
Net cash used in investing activities	(354)	(53,367)
Net cash provided by financing activities	4,809	69,095

Total (decrease) increase in cash	$(3,398)	$8,039

Cash used in operations was $7.8 million for the quarter ended September 29, 2007. This use of funds was comprised of a net loss of $7.5 million offset by non-cash expenses of $4.4 million and by net cash used as a result of working capital changes of $4.7 million. The use of cash in working capital includes a decrease in accounts payable/accrued expenses of $6.7 million partly offset by decreases of accounts receivable of $0.3 million and a $1.6 million decrease in prepaid insurance and other prepaid expenses.

Cash used in investing activities was $0.4 million for the quarter ended September 29, 2007 and primarily consisted of capital expenditures less proceeds from the sale of Peritas trucks.

Cash provided from financing activities for the quarter ended September 29, 2007 amounted to $4.8 million. The primary sources of cash were net proceeds of $3.6 million from the exercise of warrants and collection of subscriptions receivable from the management stock purchase program and $1.5 million additional borrowings from the revolving credit facility.

Revolving Credit Facility

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at September 29, 2007 was 7.75% and, in accordance with the terms of the agreement, the Company had $0.1 million in available borrowings.

In September 2007, the letter of credit securing the Company and its subsidiaries’ cash management obligations was reduced to zero as the Company moved its cash management obligations to another financial institution.

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

The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending July 28, 2007 and August 25, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers. The Company and the lenders entered into an amended agreement dated October 15, 2007 which provided for (1) revised monthly minimum EBITDA requirements and (2) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping 25 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million.

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

Senior Notes

The Senior Notes bore interest at an annual rate of 12% at June 30, 2007. As discussed below, the annual interest rate increased to 13% in July 2007. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 112% of the principal balance of the Senior Notes redeemed if the redemption occurs before June 30, 2007; 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

The Company must maintain $4.0 million of cash and cash equivalents, and a minimum of $31.0 million of cash, cash equivalents and qualified accounts receivable, increasing by $2.0 million per year on each anniversary date of the merger until maturity. The indenture contains customary events of default.

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

As of September 29, 2007, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $70.4 million, based on current asking prices for trades at 90% of face value, with an overall weighted average interest rate of 13.0% and an overall weighted maturity of 2.75, years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

The Company has revolving debt of $9.0 million at September 29, 2007 that is subject to variable interest rates. A 1% change in the interest would result in an impact of $0.1 million in interest expense. Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at September 29, 2007.

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

Our net losses applicable to common stockholders for the three-month periods ended September 29, 2007 and September 30, 2007, were $11.1 million and $30.9 million, respectively. The respective periods’ net losses were $7.5 million and $10.8 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $2.3 million and $18.9 million, and preferred stock dividends paid-in-kind of $1.3 million and $1.2 million for the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 30, 2007 and July 1, 2006, were $66.0 million and $23.6 million, respectively. The respective periods’ net losses were $39.5 million and $16.0 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $21.2 million and $5.0 million, and preferred stock dividends paid-in-kind of $5.2 million and $2.6 million for the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. The integration process has been more expensive and taken longer to accomplish than originally expected. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

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

For the three-month period ended September 29, 2007 we had one customer that accounted for more than 15% of our revenue and our top ten customers in aggregate account for approximately 53% of our revenue. For the fiscal year end June 30, 2007 we had one customer that accounted for more than 12% of our revenue and our top ten customers in aggregate account for approximately 46% of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2007, the Company lost two customers, a major office supply customer and a significant bank customer, which negatively affected the results of operations for the current year.

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

We utilize the services of approximately 4,600 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have a significant amount of debt outstanding. At September 29, 2007, we had $78.2 million in aggregate principal amount of debt outstanding, $9.0 million of revolving credit borrowings, with $0.1 million in available borrowings and $51.9 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

•

requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, approximately $10.2 million per year, thereby reducing funds available for operations, future business opportunities and other purposes;

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of September 29, 2007, under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and our credit agreement.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of October 15, 2007, approximately 27.7% (excludes other TH Lee funds) of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 1 million shares of Common Stock at a purchase price of $1.10 per share. As of June 30, 2007, the Company received $573,000 from management as advances related to the stock purchase. An additional $68,000 was received in July 2007 and the Company recorded a stock subscription receivable of $417,000. The remainder of the balance due from management of approximately $249,000 as of September 29, 2007 is classified as a subscription receivable on the consolidated balance sheet and will be paid by payroll deductions or scheduled monthly payments.

In connection with a consent solicitation from the holders of the Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 6.0 million warrants in exchange for 6,481,203 shares of common stock. The warrants were exercised by the holders of the Senior Notes at an exercise price of $0.50 per warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on November 13, 2007.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Edward W. Stone
EDWARD W. STONE
Chief Financial Officer