Form 10-Q
period 2007-12-29
VELOCITY EXPRESS CORP
filed 2008-02-12
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

As of February 07, 2008, there were 2,833,227 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 29, 2007

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	December 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash	$11,265	$14,418
Accounts receivable, net of allowance of $2,773 and $3,277 at December 29, 2007 and June 30, 2007, respectively	27,061	32,597
Accounts receivable - other	1,007	1,250
Prepaid workers’ compensation and auto liability insurance	1,001	3,404
Other prepaid expenses and other current assets	562	1,031

Total current assets	40,896	52,700
Property and equipment, net	8,013	8,457
Assets held for sale	—	101
Goodwill	81,791	81,791
Intangible assets, net	22,875	24,327
Deferred financing costs, net	5,141	6,246
Other assets	2,820	2,888

Total assets	$161,536	$176,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,004	$28,413
Accrued wages and benefits	3,089	3,643
Accrued legal and claims	4,866	5,854
Accrued insurance and claims	3,597	3,697
Accrued interest	6,191	5,867
Related party liabilities	—	574
Other accrued liabilities	2,445	3,383
Revolving line of credit	9,122	7,467
Current portion of long-term debt	807	558

Total current liabilities	54,121	59,456
Long-term debt, less current portion	59,426	55,510
Accrued insurance and claims	1,587	1,882
Other long-term liabilities	3,499	4,018
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 11,842 and 12,239 shares issued and outstanding at December 29, 2007 and June 30, 2007, respectively	67,726	68,902
Common stock, $0.004 par value, 700,000 shares authorized 2,834 and 32,820 shares issued and outstanding at December 29, 2007 and June 30, 2007, respectively	11	131
Stock subscription receivable	(202)	—
Additional paid-in-capital	386,989	376,041
Accumulated deficit	(411,386)	(389,497)
Accumulated other comprehensive (loss) income	(235)	67

Total shareholders’ equity	42,903	55,644

Total liabilities and shareholders’ equity	$161,536	$176,510

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenue	$86,101	$102,272	$179,408	$213,366
Cost of services	65,493	80,278	135,660	163,793
Depreciation	300	45	601	76

Gross profit	20,308	21,949	43,147	49,497
Operating expenses:
Occupancy	4,431	4,351	9,061	9,008
Selling, general and administrative	18,053	21,514	36,562	43,847

	22,484	25,865	45,623	52,855
Transaction and integration costs	—	2,233	501	3,986
Restructuring charges and asset impairments	230	732	504	1,905
Depreciation and amortization	1,492	1,838	2,968	3,903

Total operating expenses	24,206	30,668	49,596	62,649

Loss from operations	(3,898)	(8,719)	(6,449)	(13,152)
Other income (expense):
Interest expense, net	(4,941)	(4,452)	(9,813)	(10,626)
Other	—	(194)	1	(14)

Loss before income taxes and minority interest	(8,839)	(13,365)	(16,261)	(23,792)
Income taxes	71	6	171	15
Minority interest	—	—	—	367

Net loss	$(8,910)	$(13,371)	$(16,432)	$(24,174)

Net loss applicable to common shareholders	$(10,737)	$(15,237)	$(21,881)	$(46,454)

Basic and diluted net loss per share	$(3.82)	$(9.16)	$(8.03)	$(29.62)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation (adjusted for 1 for 15 reverse stock split)	2,807	1,664	2,725	1,568

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2007	4,209	$14,732	992	$3,422	504	$1,939	1,872	$4,572	4,662	$44,237

Stock option expense	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	12
Conversion of preferred stock to Common Stock	(389)	(1,433)	(279)	(1,026)	—	—	—	—	(96)	(964)
Preferred Stock PIK dividends earned	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for dividends paid-in-kind	124	457	25	92	16	64	61	204	142	1,418
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Reverse Common Stock Split - 1 for 15	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at December 29, 2007	3,944	$13,756	738	$2,488	520	$2,003	1,933	$4,776	4,708	$44,703

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Total Preferred Stock		Common Stock		Stock Subscription	Additional Paid-in	Accumulated	Foreign Currency
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Translation	Total
Balance at June 30, 2007	12,239	$68,902	32,820	$131	$—	$376,041	$(389,497)	$67	$55,644

Stock option expense	—	—	—	—	—	151	—	—	151
Issuance of Common Stock	—	—	7,519	30	(202)	4,335	—	—	4,163
Offering costs	—	12	—	—	—	(333)	—	—	(321)
Conversion of preferred stock to Common Stock	(765)	(3,423)	2,130	9	—	3,414	—	—	—
Preferred Stock PIK dividends earned	—	—	—	—	—	188	(2,001)	—	(1,813)
Issuance of preferred stock for dividends paid-in-kind	368	2,235	—	—	—	—	(422)	—	1,813
Beneficial conversion of preferred stock	—	—	—	—	—	3,034	(3,034)	—	—
Reverse Common Stock Split - 1 for 15	—	—	(39,635)	(159)	—	159	—	—	—
Net loss	—	—	—	—	—	—	(16,432)	—	(16,432)
Foreign currency translation	—	—	—	—	—	—	—	(302)	(302)

Comprehensive loss	—	—	—	—	—	—	—	—	(16,734)

Balance at December 29, 2007	11,842	$67,726	2,834	$11	$(202)	$386,989	$(411,386)	$(235)	$42,903

See note to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES
Net loss	$(16,432)	$(24,174)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	3,569	3,979
Accretion of interest and amortization of debt issue costs	4,985	6,779
Stock option and warrant expense	151	594
Change in fair value of settlement liability	—	15
Provision for doubtful accounts	256	234
Asset impairments	—	18
(Gain) loss on the sales of assets	(114)	184
Change in operating assets and liabilities:
Accounts receivable	5,280	5,439
Other current assets	3,115	(621)
Other assets	106	(99)
Accounts payable	(4,435)	(6,670)
Accrued liabilities	(3,803)	5,838

Cash used in operating activities	(7,322)	(8,484)
INVESTING ACTIVITIES
Proceeds from sales of assets	237	392
Purchases of property and equipment	(744)	(618)
Acquisition of CD&L (net of cash acquired of $531)	—	(51,599)

Cash used in investing activities	(507)	(51,825)
FINANCING ACTIVITIES
Proceeds from new revolving credit facility, net	1,655	490
Repayments of revolving credit agreements, net	—	(21,037)
Repayment of CD&L's line of credit facility	—	(9,371)
Proceeds from notes payable and warrants, net	—	63,523
Payments of notes payable and long-term debt	(545)	(7,842)
Proceeds from issuance of preferred stock, net	—	42,541
Proceeds from issuance of common stock, net	3,566	—

Cash provided by financing activities	4,676	68,304

Net change in cash	(3,153)	7,995

Cash, beginning of period	14,418	1,715

Cash, end of period	$11,265	$9,710

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 29, 2007, the results of its operations for the three and six months ended December 29, 2007 and December 30, 2006, and its cash flows for the six months ended December 29, 2007 and December 30, 2006, have been included. The results of operations for the three and six months ended December 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2008. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The consolidated financial statements include the accounts of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46”). The accompanying financial statements include nil in revenue related to Peritas for both the quarter and six months ended December 29, 2007 and $0.1 and $0.3 million, respectively, for the quarter and six months ended December 30, 2006. Net loss related to Peritas was nil and for the quarter and six months ended December 29, 2007 and a de minimus loss for the quarter and six months ended December 30, 2006.

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

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has one customer that accounted for 15.4% and 11.3% of its revenues for the six months ended December 29, 2007 and December 30, 2006, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At December 29, 2007 and June 30, 2007, no single customer had an accounts receivable balance greater than 10% of the Company’s total trade accounts receivable.

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net loss	$(8,910)	$(13,371)	$(16,432)	$(24,174)
Foreign currency translation	(130)	(12)	(302)	(10)

Comprehensive loss	$(9,040)	$(13,383)	$(16,734)	$(24,184)

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months		Six Months
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Numerator
Net loss	$(8,910)	$(13,371)	$(16,432)	$(24,174)
Beneficial conversion feature for Series N Preferred	(44)	(75)	(198)	(2,400)
Beneficial conversion feature for Series O Preferred	(35)	(31)	(96)	(950)
Beneficial conversion feature for Series P Preferred	(66)	(63)	(260)	(2,357)
Beneficial conversion feature for Series Q Preferred	(567)	(510)	(2,480)	(14,186)
Series M Preferred dividends paid-in-kind	(217)	(327)	(529)	(622)
Series N Preferred dividends paid-in-kind	(47)	(28)	(109)	(112)
Series O Preferred dividends paid-in-kind	(34)	(31)	(76)	(61)
Series P Preferred dividends paid-in-kind	(102)	(99)	(273)	(223)
Series Q Preferred dividends paid-in-kind	(715)	(702)	(1,428)	(1,369)

Net loss applicable to common shareholders	$(10,737)	$(15,237)	$(21,881)	$(46,454)

Denominator for basic and diluted loss per share
Weighted average common stock shares outstanding	2,807	1,664	2,725	1,568

Basic and Diluted Loss Per Share	$(3.82)	$(9.16)	$(8.03)	$(29.62)

The following table presents securities that could be converted into reverse stock split adjusted common shares and potentially dilute basic earnings per share in the future. In the six-month periods ended December 29, 2007 and December 30, 2006, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	December 29, 2007	December 30, 2006
	(Amounts in thousands)
Stock options	28	91
Common stock warrants	1,930	1,985
Convertible preferred stock:
Series M Convertible Preferred	520	552
Series N Convertible Preferred	123	150
Series O Convertible Preferred	68	62
Series P Convertible Preferred	352	341
Series Q Convertible Preferred	2,917	2,892

	5,937	6,073

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

During the six-month period ended December 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer, the Company’s management commenced a restructuring plan which primarily included severance costs of approximately $0.2 million, $0.1 million of which is remaining and included with current accrued liabilities on the consolidated balance sheet.

A summary of the restructuring liabilities and the activity for the period ended December 29, 2007 is as follows (amounts in thousands):

	Restructuring Liabilities June 30, 2007	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities December 29, 2007
Employee termination benefits	$32	$171	$(90)	$—	$113
Lease termination costs	939	—	(664)	336	611

	$971	$171	$(754)	$336	$724

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $0.4 million related to severance costs and retention incentives and approximately $0.1 million in lease termination costs related to five facilities which closed during the three month period ended September 30, 2006. In addition, a charge of approximately $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

4.	DEBT

Revolving Credit Facility

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 2.50%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at December 29, 2007 was 8.00% and, in accordance with the terms of the agreement, the Company had less than $0.1 million in available borrowings. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Indenture or (ii) December 22, 2011.

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

The Company did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007, August 25, 2007 and December 29, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers. The Company and the lenders entered into a third amended agreement dated February 12, 2008 which provided for (1) revised monthly minimum EBITDA requirements, (2) new Minimum Driver Pay/Purchased Transportation percentages, (3) an increase in the interest rate of 75 basis points in LIBOR margin (from 3.25% to 4%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 3.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and reverting to the original 2.5% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million and (4) the requirement to have at all times between June 1, 2008 and June 30, 2008, the sum of at least $5.0 million of excess availability on the line of credit plus qualified cash.

As a condition to and in connection with executing the Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Company’s Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the Credit Agreement proceeds of the sale of the Company’s Canadian subsidiary or certain treasury stock or offerings of equity and (iii) increases the interest rate on the Senior Notes from 12.0% to 13.0%.

Long Term Debt

Long-term debt consists of the following:

	December 29, 2007	June 30 2007
	(Amounts in thousands)
Senior Notes, net of discount of $ 19,589 at December 29, 2007 and $23,507 at June 30, 2007	$58,616	$54,698
Variable interest entity note	—	230
Capital leases	1,477	982
Other	140	158

	60,233	56,068
Less current maturities	(807)	(558)

Total Long Term Debt	$59,426	$55,510

Senior Notes

The Company is accreting the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method. Total accretion in the six-month period ended December 29, 2007 was $3.9 million.

The Senior Notes bear interest at an annual rate of 13% at December 29, 2007. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

A second supplemental indenture, dated December 22, 2006, prohibits the payment of mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility.

The Company must maintain $4.0 million of cash and cash equivalents, and a minimum of $31.0 million of cash, cash equivalents and qualified accounts receivable, increasing by $2.0 million per year on each anniversary date of the merger until maturity. The indenture contains customary events of default.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million through May 15, 2008, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%. It is likely that the Company will be unable to meet the conditions to permanently reduce the minimum cash covenant, and the minimum cash required will increase to $8.5 million on May 16, and is subject to adjustment in the event that certain conditions are not met.

5.	AUTOMOBILE AND WORKERS COMPENSATION LIABILITIES

During the third quarter of fiscal year 2005, we initiated an insurance program with minimal or no deductibles. Prior to that time, we maintained an insurance program with policies that had various higher deductible levels; and thus were partially self-insured for automobile and workers’ compensation claims incurred during that period. The Company is also partially self-insured through high deductible policies for cargo claims. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and applicable deductible levels. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of December 29, 2007 and June 30, 2006, the Company has deposits with its insurance carrier of $0.1 million and $0.5 million, respectively.

The Company has established accruals for automobile and workers’ compensation liabilities, which it believes are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has managed to fund settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts. As of December 29, 2007 and June 30, 2007, the Company has accrued approximately $2.0 million and $2.4 million, respectively, for case reserves plus development reserves and estimated losses incurred, but not reported.

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of December 29, 2007 and June 30, 2007, the Company has accrued approximately $1.7 million and $1.8 million, respectively for case reserves plus development reserves and estimated losses incurred, but not reported.

6.	SHAREHOLDERS’ EQUITY

Common stock reverse split

On December 6, 2007, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio between one-for-ten and one-for-fifteen shares, with the precise ratio to be determined by the Company’s board of directors. On December 6, 2007, the Board of Directors authorized the reverse stock split at a ratio of one-for-15 shares and authorized the Company to file a Certificate of Amendment effective on December 7, 2007 at 9:00 a.m. in order to effect the 1-for-15 reverse stock split.

On December 27, 2007 Velocity received a letter from NASDAQ informing them that the Company’s common stock price has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, Velocity has regained compliance with Marketplace Rule 4310 (c)(4) and this matter is now closed. The reverse stock split assisted the Company in satisfying the continued listing requirements of the NASDAQ Stock Market.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.004 per share. As a result, we reduced the common stock in our consolidated balance sheet as of the effective date by approximately $0.2 million, with a corresponding increase in the additional paid-in capital. All per-share amounts have been retroactively adjusted for all periods presented to reflect the 1-for-15 reverse stock split.

Common stock

During the six-month period ended December 29, 2007, the Company issued approximately 48,000; 34,000 and 60,000 shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, and Series Q Convertible Preferred Stock, respectively, within original terms of each respective agreement.

Warrant Conversions

In connection with a consent solicitation from the holders of the Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 400,000 reverse stock split adjusted warrants in exchange for 432,081 reverse stock split adjusted shares of common stock. The warrants were exercised by the holders of the Senior Notes at an exercise price of $7.50 per warrant. Conditions for the consents included the sale of the warrants and an increase of the interest rate to 13%. The warrants exercised contained an original exercise price of $1.45 per warrant, adjusted to $21.75 for the reverse stock split; the inducement reducing the exercise price by $14.25, from $21.75 to $7.50. The reduction in exercise price did not have any accounting consequence since the fair value of the modified warrant was less than the fair value of the original warrant immediately prior to the modification.

A summary of the status of the Company’s common stock warrants outstanding as of December 29, 2007 and activity during the six-month period then ended is presented below:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	1,984,831	$22.31
Granted	—	$—
Exercised	(400,253)	$7.50
Forfeit/Expired	(6,903)	$31.60

Warrants outstanding and exercisable at December 29, 2007	1,577,675	$22.42	2.51 years	$204

*	share amounts adjusted for reverse stock split

Management Stock Purchase

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 66,700 reverse stock split adjusted shares of Common Stock at a purchase price of $16.50 per share. As of December 29, 2007, the Company received $898,000 from management and key advisors. The Company has a stock subscription receivable of approximately $202,000 as of December 29, 2007 which will be paid by payroll deductions or scheduled monthly payments.

7.	LITIGATION

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company determined the amount of its legal accrual with respect to these matters in accordance with generally accepted accounting principles based on management’s estimate of the probable liability. In the opinion of management, none of these legal proceedings or claims is expected to have a material adverse effect upon the Company’s financial position or results of operations. However, the impact on cash flows might be material in the periods such claims are settled and paid.

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

Five purported class action lawsuits were filed against the Company between December 2007 and January 2008. These suits, each of which were filed by two or three independent contractor drivers in four different states, seek unspecified damages for various unsubstantiated employment related claims. Velocity intends to vigorously defend these cases, through trial if necessary, and continues to reject all allegations set forth in these complaints.

8.	LIQUIDITY

Liquidity

In 2007, the Company used $7.7 million of net cash in operating activities, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. In the six-month period ended December 29, 2007, the Company used $7.3 million of net cash in operating activities, which resulted in negative working capital of approximately $13.2 million at December 29, 2007. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Historical Results of Operations” contained in this Report, including, in particular, the continued cost of the integration of CD&L through September 2007. The CD&L integration lasted nine months longer and cost approximately $7 million more than the Company’s original estimates. Due to an unanticipated degree of customer losses related to the migration of financial services customers to electronic check clearing under the Federal Check 21 initiative and unfavorable contracts the Company assumed with the CD&L acquisition, the Company did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007, August 25, 2007 and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into a third amended agreement dated February 12, 2008 which included (1) lower monthly minimum EBITDA requirements through December 2008, (2) new minimum Driver Pay/Purchased Transportation percentages, (3) an increase in the interest rate of 75 basis points in LIBOR margin (from 3.25% to 4.00%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 3.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and reverting to the original 2.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million and (4) the requirement to have at all times between June 1, 2008 and June 30, 2008 the sum of at least $5.0 million of excess availability on the line of credit plus qualified cash.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next twelve months. Key components of the operating plan include the following:

•

improving gross margins by using our newly integrated route information database to identify and correct a number of specific routes where our average driver settlement has exceeded competitive market norms for the work performed;

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

•	achieving profitable revenue growth from recently announced, existing and potential customers in targeted markets.

In addition, we will continue to pursue the sale of our Canadian subsidiary in the second half of fiscal 2008 to improve our cash position.

The Company believes that, based on its operating plan, cash to be received from the sale of its Canadian subsidiary, and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next twelve month period. The Company is factoring into its plan, among other things, making the December 31, 2007 and June 2008 interest payments on the Senior Notes in cash of $5.1 million each. As of December 29, 2007, the Company had $11.3 million in cash and less than $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions), cash to be received from the sale of a subsidiary, and results from operations and qualitative feedback from field management since September 29, 2007, the Company believes it will be in compliance with its covenants, including those summarized above. As such, the Company believes it will continue to meet its obligations in the ordinary course of business as they become due through December 27, 2008.

As with any operating plan, there are risks associated with the Company’s ability to execute it. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above. If the Company is unable to execute this plan in general or if, after making the June 30,

2008 interest payment, the Company cannot remain in compliance with the minimum cash requirement, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

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

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the six-month periods ended December 29, 2007 and December 30, 2006 were as follows:

	Six Months Ended
	December 29, 2007	December 30, 2006
Healthcare	30.5%	26.2%
Office products	27.7%	24.9%
Financial services	13.7%	18.1%
Commercial	12.4%	10.7%
Retail and consumer products	7.3%	7.6%
Transportation and logistics	6.6%	8.2%
Energy	1.1%	2.3%
Technology	0.7%	2.0%

With the enactment of the Federal law known as Check 21, on October 28, 2004, we anticipate that financial services revenue will continue to decline as financial institutions migrate to electronically scanned and processed checks, without the need to move the physical documents to the clearing institution. Off-setting this relative decline in revenue in the financial services industry, we believe we will benefit from the growth in healthcare and retail industries (including office supplies) within the United States, and be able to effectively leverage our broad coverage footprint to capitalize on these national growth industries.

Restructurings

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $0.4 million related to severance costs and retention incentives and approximately $0.1 million in lease termination costs related to five facilities which closed during the three month period ended September 30, 2006. In addition, a charge of approximately $87,000 was recorded related to revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

During the six-month period ended December 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer, the Company’s management commenced a restructuring plan which primarily included severance costs of approximately $0.2 million.

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

Historical Results of Operations

Three Months Ended December 29, 2007 Compared to Three Months Ended December 30, 2006

Revenue for the quarter ended December 29, 2007 decreased $16.2 million or 15.8% to $86.1 million from $102.3 million for the quarter ended December 30, 2006. Compared to the December 2006 quarter, new business starts generated $6.0 million in revenue growth which was more than offset by $11 million of merger-related and normal customer attrition, loss of a large financial institution customer ($2.9 million) and Office Depot ($1.7 million), a $2.9 million decline in financial services revenue, and $3.7 million of revenue in the quarter associated with the termination of unfavorable, legacy-CD&L contracts.

Cost of services for the quarter ended December 30, 2007 was $65.5 million, a decrease of $14.8 million or 18.4% from $80.3 million for the quarter ended December 30, 2006. Payments to independent contractors and purchased transportation vendors declined by 20.9%, 5.1% more than the revenue decline described above. Other costs of delivery declined by 1.2%, a slower rate of decline than revenue because of costs incurred to roll out the new V-Trac 5.0 scanner technology and add warehouse staff to accommodate the new retail replenishment business started in the first quarter of 2008. In addition to the costs for the V-Trac 5.0 roll-out noted above, depreciation expense for the related capitalized software development and recently procured scanners added an additional $0.3 million to cost of services. As a result, gross margin increased from 21.5% in the prior year quarter to 23.6% for the quarter ended December 29, 2007.

Occupancy expense for the quarter ended December 29, 2007 was $4.4 million, the same as the expense for quarter ended December 30, 2006, as lower rent expense was offset by higher utility costs and higher repair and maintenance.

Selling, general and administrative expenses for the quarter ended December 29, 2007 were $18.1 million or 21% of revenue, a decrease of $3.5 million or 16% as compared with $21.5 million or 21% of revenue for the quarter ended December 30, 2006. The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the integration of the CD&L workforce and eliminating redundant positions ($2.8 million), a reduction of legal fees by $0.3 million as the prior year quarter included many nonrecurring CD&L legal fees, a reduction in insurance premiums resulting from the combination of legacy Velocity Express policies with legacy CD&L policies ($0.2 million), and various other miscellaneous items each individually less than $0.2 million. Higher bad debt expense of $0.3 million partly offset the decreases mentioned above.

Transaction and integration costs for the quarter ended December 30, 2006 were $2.2 million or 2.2% of revenue. There were no transaction and integration costs for the current quarter as the integration of the CD&L operations was completed during the previous quarter.

Restructuring charges and asset impairments for the quarter ended December 29, 2007 were $0.2 million or 0.3% of revenue, a decrease of $0.5 million or 68.6% as compared with $0.7 million or 0.7% of revenue for the quarter ended December 30, 2006. During the quarter ended December 29, 2007, the Company recorded costs of approximately $0.2 million for revising the Company’s estimates of previously recorded costs associated with prior period restructurings. During the quarter ended December 30, 2006, in connection with our integration of CD&L, the Company recorded restructuring charges of approximately $1.3 million related to severance costs and retention incentives. After experiencing greater than expected voluntary attrition in staff, these expenses were reduced by $0.6 million in the second quarter of fiscal 2007.

Depreciation and amortization for the quarter ended December 29, 2007 was $1.5 million or 1.7% of revenue, a decrease of $0.3 million or 18.8% as compared with $1.8 million or 1.8% of revenue for the quarter ended December 30, 2006. The decrease reflects lower amortization of scanner software which is included in cost of services as it became operational in 2008.

Net interest expense for the quarter ended December 29, 2007 increased $0.4 million to $4.9 million from $4.5 million for the quarter ended December 30, 2006. The increase primarily reflects a 1% rate increase on the Senior Notes due 2010, and a higher level of borrowing from the revolving credit facility and $0.2 million of lower interest income as the Company had more cash earning interest during the quarter ended December 30, 2006.

Other income for the quarter ended December 30, 2006 included a fair market value expense adjustment of $0.2 million related to the present value of a settlement liability that was settled in 2007.

As a result of the above, the Company recorded a net loss of $8.9 million for the quarter ended December 29, 2007 compared to a net loss of $13.4 million in the quarter ended December 30, 2006, a 33.4% improvement from the prior year quarter.

Net loss applicable to common stockholders was $10.7 million for the quarter ended December 29, 2007 compared with $15.2 million for the quarter ended December 30, 2006. For both quarters, the difference between net loss applicable to common stockholders and net loss related to dividends paid-in-kind on Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock and the related non-cash beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Six Months Ended December 29, 2007 Compared to Six Months Ended December 30, 2006

Revenue for the six months ended December 29, 2007 decreased by $34.0 million or 15.9% to $179.4 million from $213.4 million for the six months ended December 30, 2006. Factors increasing revenue were $2.0 million of new business start-ups with new customers, primarily in retail replenishment, and expansion of our business with existing customers of $9.8 million. More than offsetting these increases were: (1) the loss of the Office Depot account in October 2006 ($6.7 million) and the loss of a financial institution customer in the first quarter of 2008 ($2.9 million), (2) merger-related customer losses ($7.1 million), (3) declines in revenue from financial services institutions as these organization adopt electronic check clearing technologies under the Federal Check 21 legislation ($3.5 million), (4) cancellation of unfavorable legacy-CD&L customer contracts ($4.8 million), and (5) a 6.7% customer attrition rate, equivalent to $14.7 million. The inclusion of results from Peritas in the current period accounted for $0.2 million of the decrease in revenue.

Cost of services for the six months ended December 29, 2007 decreased by $28.1 million, or 17.2%, to $135.7 million, from $163.8 million for the six months ended December 30, 2006. Payments to independent contractors and purchased transportation vendors declined by 19%, slightly more than the revenue decline described above. Other costs of delivery declined by 4.5%, a slower rate of decline than revenue because of costs incurred to roll out the new V-Trac 5.0 scanner technology and add warehouse staff to accommodate the new retail replenishment business started in the first quarter of 2008. In addition to the costs for the V-Trac 5.0 roll-out noted above, depreciation expense for the related capitalized software development and recently procured scanners added $0.6 million to cost of services. The inclusion of results from Peritas in the current period accounted for $0.2 million of the decrease cost.

Gross margin, as a result of the decrease in both sales and cost of services, increased from 23.2% in the six-month period ended December 30, 2006 to 24.0% in the comparable period ended December 30, 2006 due to the combination of reasons stated above.

Occupancy charges for the six-month period ended December 29, 2007 increased by $0.1 million, or 0.6%, to $9.1 million as compared to $9.0 million for the six months ended December 30, 2006. The increase is primarily due to higher utility costs and higher repair and maintenance costs partly offset by slightly lower rent expense. As a percentage of revenue, occupancy costs have increased 0.9%, from 4.2% for the six months ended December 30, 2006 to 5.1%, for the current six-month period ended December 29, 2007.

Selling, general and administrative expenses for the six months ended December 29, 2007 decreased by $7.3 million, or 16.6%, to $36.6 million or 20.4% of revenue, as compared with $43.8 million or 20.6% of revenue for the six months ended December 30, 2006. The decrease in SG&A resulted primarily from lower salary and wages and associated payroll costs, lower expense for sales commissions and travel costs and reduced legal and insurance costs.

Transaction and integration costs of $0.5 million for the six months ended December 29, 2007 decreased $3.5 million or 87.4% from $4.0 million for the six months ended December 30, 2006, reflecting the completion of the integration of the CD&L operations during the first quarter of 2008.

The restructuring and asset impairments expense for the six-month period ended December 29, 2007 was $0.5 million, a decrease of $1.4 million or 73.5 % from $1.9 million for the six months ended December 30, 2006. Of the expense recorded in the prior year period $0.4 million was associated with severance and retention incentives as part of the integration of CD&L and $1.3 million was the result of lease terminations as part of the CD&L integration. During the six months ended December 29, 2007, the Company recorded costs of approximately $0.5 million primarily for revising the Company’s estimates of previously recorded costs associated with prior period restructurings.

Depreciation and amortization expense decreased by $0.9 million, or 24.0%, to $3.0 million for the six months ended December 29, 2007 as compared to the prior-year six-month period reflecting lower amortization of scanner software which became operational in 2008 and is now included in cost of services and lower depreciation on computer equipment that became fully depreciated in 2007.

Net interest expense for the six-month period ended December 29, 2007 decreased by $0.8 million to $9.8 million from $10.6 million for the six-month period ended December 30, 2006. In the first six months of 2006, there was an acceleration of deferred financing cost of $2.2 million in interest expense associated with the legacy Velocity and CD&L debt paid off in July of 2006 from the proceeds from the Senior Notes due 2010 and the Series Q Convertible Preferred Stock. The decrease was partly offset by amortization of deferred fees related to the revolving credit facility entered into in December 2006, a 1% higher interest rate on the Senior Notes due 2010 during August through December of 2007, and $0.5 million lower interest income as the Company had more cash proceeds earning interest during the six months ended December 30, 2006.

As a result of the above, the Company recorded a net loss of $16.4 million for the six-month period ended December 29, 2007, a 32.0% improvement from the net loss of $24.2 million recorded in the comparable period ended December 30, 2006.

Net loss applicable to common stockholders was $21.9 million for the six-month period ended December 29, 2007 compared to $46.5 million for the comparable period ended December 30, 2006. For the six-month period ended December 29, 2007, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the comparable period ended December 30, 2006, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

In 2007, the Company used $7.7 million of net cash in operating activities, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. In the six month period ended December 29, 2007, the Company used $7.3 million of net cash in operating activities, which resulted in negative working capital of approximately $13.2 million at December 29, 2007. The reasons for the losses are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Results of Operations” contained in this Report, including, in particular, the continued cost of the integration of CD&L through September 2007. The CD&L integration lasted nine months longer and cost approximately $7 million more than the Company’s original estimates. Due to an unanticipated degree of customer losses related to the migration of financial services customers to electronic check clearing under the Federal Check 21 initiative and unfavorable contracts the Company assumed with the CD&L acquisition, the Company did not meet its minimum EBITDA levels contained in its credit agreement for the periods ending July 28, 2007, August 25, 2007 and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into a third amended agreement dated February 12, 2008 which included (1) lower monthly minimum EBITDA requirements through December 2008 , (2) new minimum Driver Pay/Purchased Transportation percentages, (3) an increase in the interest rate of 75 basis points in LIBOR margin (from 3.25% to 4.00%) until trailing twelve month EBITDA equals $15.0 million, dropping to a 3.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and reverting to the original 2.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million and (4) the requirement to have at all times between June 1, 2008 and June 30, 2008 the sum of at least $5.0 million of excess availability on the line of credit plus qualified cash.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next twelve months. Key components of the operating plan include the following:

•

improving gross margins by using our newly integrated route information database to identify and correct a number of specific routes where our average driver settlement has exceeded competitive market norms for the work performed;

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

•	achieving profitable revenue growth from recently announced, existing and potential customers in targeted markets.

In addition, we will continue to pursue the sale of our Canadian subsidiary in the second half of fiscal 2008 to improve our cash position.

The Company believes that, based on its operating plan, cash to be received from the sale of its Canadian subsidiary, and results to date, it will have sufficient cash flow to meet its expected cash needs and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the credit agreement) in the next twelve month period. The Company is factoring into its plan, among other things, making the December 31, 2007 and June 2008 interest payments on the Senior Notes in cash of $5.1 million each. As of December 29, 2007, the Company had $11.3 million in cash and less than $0.1 million in available borrowings under its revolving credit facility. Based on the current operating plan (including the related assumptions), cash to be received from the sale of a subsidiary, and results from operations and qualitative feedback from field management since September 29, 2007, the Company believes it will be in compliance with its covenants, including those summarized above. As such, the Company believes it will continue to meet its obligations in the ordinary course of business as they become due through December 27, 2008.

As with any operating plan, there are risks associated with the Company’s ability to execute it. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above. If the Company is unable to execute this plan in general or if, after making the June 30, 2008 or December 30, 2008 interest payment, the Company cannot remain in compliance with the minimum cash requirement, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement and the minimum cash requirements under the Indenture and the credit agreement. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the quarter ended December 29, 2007, the net decrease in cash was $3.2 million compared to a net increase of $8.0 million during the quarter ended December 30, 2006. As reported in our consolidated statements of cash flows, the (decrease) increase in cash during the six month periods ended December 29, 2007 and December 30, 2006 is summarized as follows (in thousands):

	Quarter Ended
	December 29, 2007	December 30, 2006
Net cash used in operating activities	$(7,322)	$(8,484)
Net cash used in investing activities	(507)	(51,825)
Net cash provided by financing activities	4,676	68,304

Total (decrease) increase in cash	$(3,153)	$7,995

Cash used in operations was $7.3 million for the six months ended December 29, 2007. This use of funds was comprised of a net loss of $16.4 million offset by non-cash expenses of $8.8 million and by net cash provided as a result of working capital changes of $0.3 million. The cash provided by working capital includes the payment of $5.1 million of interest to the holders of the Senior Notes and a decrease in other accounts payable and accrued liabilities of $3.1 million offset by decreases of accounts receivable of $5.3 million and a $3.2 million decrease in prepaid insurance and other prepaid expenses.

Cash used in investing activities was $0.5 million for the quarter ended December 29, 2007 and primarily consisted of capital expenditures less proceeds from the sale of Peritas trucks and the partial return of an escrow payment related to a property sale in the prior year.

Cash provided from financing activities for the quarter ended December 29, 2007 amounted to $4.7 million. The primary sources of cash were net proceeds of $3.6 million from the exercise of warrants and collection of subscriptions receivable from the management stock purchase program and $1.7 million additional borrowings from the revolving credit facility. This was partly offset by capital lease payments and payments of $0.2 million made by Peritas to pay off its remaining debt.

Revolving Credit Facility

Borrowings under the revolving credit agreement bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 3.25%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at December 29, 2007 was 8.00% and, in accordance with the terms of the agreement, the Company had less than $0.1 million in available borrowings. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Indenture or (ii) December 22, 2011.

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

The Company did not meet its minimum EBITDA levels contained in its credit agreement for the period ending July 28, 2007, August 25, 2007 and December 29, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers. The Company and the lenders entered into a third amended agreement dated February 12, 2008 which provided for (1) revised monthly minimum EBITDA requirements, (2) new minimum Driver Pay/Purchased Transportation percentages, (3) an increase in the interest rate of 75 basis points in LIBOR margin (from 2.5% to 3.25%) until trailing twelve month EBITDA equals $15.0 million, dropping 25 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverting back to the original interest rate when trailing twelve month EBITDA is greater than $20.0 million (4) the requirement to have at all times between June 1, 2008 and June 30, 2008 the sum of at least $5.0 million of excess availability on the line of credit plus qualified cash.

As a condition to and in connection with executing the Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Company’s Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the Credit Agreement proceeds of the sale of the Company’s Canadian subsidiary or certain treasury stock or offerings of equity and (iii) permits the increase of the interest rate on the Senior Notes from 12.0% to 13.0%.

Senior Notes

The Senior Notes’ annual interest rate increased from 12% to 13% in July 2007. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

The Company must maintain $4.0 million of cash and cash equivalents, and a minimum of $31.0 million of cash, cash equivalents and qualified accounts receivable, increasing by $2.0 million per year on each anniversary date of the merger until maturity. The indenture contains customary events of default.

A second supplemental indenture, dated December 22, 2006, prohibits the payment of mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million through May 15, 2008, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%. It is likely that the Company will be unable to meet the conditions to permanently reduce the minimum cash covenant, and the minimum cash required will increase on May 16th, 2008 to $8.5 million, and is subject to adjustment in the event that certain conditions are not met.

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

As of December 29, 2007, we had $78.2 million in aggregate principal amount of fixed rate long-term debt obligations with an estimated fair market value of $70.4 million, based on current asking prices for trades at 90% of face value, with an overall weighted average interest rate of 13.0% and an overall weighted maturity of 2.5 years, compared to rates and maturities currently available in long-term debt markets. Market risk is estimated as the potential loss in fair value of our fixed rate long-term debt resulting from a hypothetical increase of 10.0% in interest rates. Such an increase in interest rates would have resulted in a decrease of $1.6 million in the fair market value of our fixed-rate long-term debt.

The Company has revolving debt of $9.1 million at December 29, 2007 that is subject to variable interest rates. A 1% change in the interest would result in an impact of $0.1 million in interest expense. Except as described above, we are not currently subject to material market risks for interest rates, foreign currency rates or other market price risks.

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

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at December 29, 2007.

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

We are a party to litigation and have claims asserted against us in the normal course of our business. Most of these claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents and other claims arising out of the performance of same-day transportation services. We and our subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of our business. We vigorously defend, as appropriate, against the foregoing claims.

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

Five purported class action lawsuits were filed against the Company between December 2007 and January 2008. These suits, each of which were filed by two or three independent contractor drivers in four different states, seek unspecified damages for various unsubstantiated employment related claims. Velocity intends to vigorously defend these cases, through trial if necessary, and continues to reject all allegations set forth in these complaints.

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

Our net losses applicable to common stockholders for the six-month periods ended December 29, 2007 and December 30, 2006, were $21.9 million and $46.5 million, respectively. The respective periods’ net losses were $16.4 million and $24.2 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $3.0 million and $19.9 million, and preferred stock dividends paid-in-kind of $2.4 million for each of the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 30, 2007 and July 1, 2006, were $66.0 million and $23.6 million, respectively. The respective periods’ net losses were $39.5 million and $16.0 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $21.2 million and $5.0 million, and preferred stock dividends paid-in-kind of $5.2 million and $2.6 million for the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. The integration process was more expensive and took longer to accomplish than originally expected. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

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

For the six-month period ended December 29, 2007 we had one customer that accounted for more than 15% of our revenue and our top ten customers in aggregate account for approximately 52% of our revenue. For the fiscal year end June 30, 2007 we had one customer that accounted for more than 12% of our revenue and our top ten customers in aggregate account for approximately 46% of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2007, the Company lost two customers, a major office supply customer and a significant bank customer. In the first quarter of 2008, the Company lost a major bank customer. The loss of these customers negatively affected the results of operations for the current year.

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

We utilize the services of approximately 4,200 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have a significant amount of debt outstanding. At December 29, 2007, we had $78.2 million in aggregate principal amount of debt outstanding, $9.1 million of revolving credit borrowings, with less than $0.1 million in available borrowings and $42.9 million of stockholders equity. The degree to which we are leveraged could have important consequences for you, including:

•

requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, approximately $10.9 million per year, thereby reducing funds available for operations, future business opportunities and other purposes;

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of December 29, 2007, under certain circumstances, we would have been restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and our credit agreement.

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

The indenture pursuant to which we issued our senior notes and the terms of our revolving credit facility impose significant operating and financial restrictions on us. These restrictions limit or restrict among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional debt and issue preferred stock;

•

make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock and making investments and prepaying or redeeming debt and making other specified investments;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that would restrict our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in business other than our current businesses;

•	consolidate, merge, recapitalize or enter into other transactions that would affect a fundamental change on us; and

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

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture or the revolving credit facility, the holders of the secured debt then outstanding could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The senior notes and borrowings under the credit agreement are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets.

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

•

until the date on which the original investors in our Series M Convertible Preferred Stock beneficially own less than 10% of our outstanding common stock, we are prohibited from issuing any preferred stock or convertible debt unless such preferred stock or convertible debt has a fixed conversion ratio. Similarly, we may not issue any of our common stock other than for a fixed price. Our inability to finance our operations in such ways may have an adverse effect on our business, financial condition, operating results and cash flows.

Our revolving credit facility contains monthly minimum EBITDA and Minimum Driver Pay/Purchased Transportation requirements that may be difficult to attain.

The revolving credit facility agreement contains specified cash levels, minimum EBITDA and minimum Driver Pay/Purchased Transportation requirements. Our ability to comply with these ratios may be affected by events beyond our control.

The Company and its subsidiaries failed to achieve its minimum EBITDA required pursuant to the terms of the Revolving Credit Agreement for the months ending July 28, 2007, August 25, 2007 and December 29, 2007. The lender under the credit agreement granted the Company waivers. The Company (1) negotiated revised monthly minimum EBITDA requirements, (2) agreed to new minimum Driver Pay/Purchased Transportation percentages, (3) agreed to an increase in the interest rate of 75 basis points in LIBOR margin (from 3.25% to 4.00%) until trailing twelve month EBITDA equals $15.0 million, dropping 75 basis points when trailing twelve month EBITDA is greater than $15.0 million and reverting to the original LIBOR margin of 2.50% when trailing twelve month EBITDA is greater than $20.0 million with the lender under an amended agreement dated February 12, 2008 and (4) the requirement to have at all times between June 1, 2008 and June 30, 2008 the sum of at least $5.0 million of excess availability on the line of credit plus qualified cash. Although we believe we will be able to satisfy the revised minimum EBITDA, minimum Driver Pay/Purchased Transportation and cash availability covenants, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants.

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

We are currently expending significant resources to develop the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act. There is a risk that we will not comply with all of the requirements imposed thereby. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm in 2009. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 67,700 reverse stock split adjusted shares of Common Stock at a purchase price of $16.50, reflecting the reverse stock split. As of December 29, 2007, the Company received $898,000 from management and key advisors related to the stock purchase. The Company has a remaining stock subscription receivable of $202.000 on the consolidated balance sheet which will be paid by payroll deductions or scheduled monthly payments.

In connection with a consent solicitation from the holders of the Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 400,000 reverse stock split adjusted warrants in exchange for 432,000 reverse stock split adjusted shares of common stock. The warrants were exercised by the holders of the Senior Notes at an exercise price of $7.50 per warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 6, 2007 at our annual meeting of stockholders, we submitted to our stockholders three matters that were approved. The matters and voting thereon were as follows:

1. To elect five directors for the ensuing year and until their successors shall be elected and duly qualified.

Directors	For	Withhold Authority
Vincent A. Wasik	38,083,806	169,117
Alexander I. Paluch	38,091,759	161,164
Richard A. Kassar	38,069,326	161,170
Leslie E. Grodd	38,091,759	161,164
John J. Perkins	38,067,391	163,105

2. To ratify the appointment of UHY LLP as our independent registered public accounting firm for the fiscal year ended June 28, 2008.

For	31,179,496
Against	120,746
Abstain	111,101

3. To authorize the Board of Directors to amend our Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock whereby each share of common stock issued and outstanding immediately prior to the effective time of the amendment will be reclassified within a range of 1/10 to 1/15 of a share of common stock at the effective time of such amendment.

For	30,724,714
Against	680,028
Abstain	6,600

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on February 12, 2008.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Edward W. Stone
EDWARD W. STONE
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Velocity Express Corporation dated October 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

3.3	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.4	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.6	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.7	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.8	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.10	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 6, 2007).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

Exhibit Number	Description
4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

Exhibit Number	Description
10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

Exhibit Number	Description
10.22	Intercompany Subordination Agreement dated, as of December 22,2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith