Form 10-Q
period 2008-03-29
VELOCITY EXPRESS CORP
filed 2008-05-20
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934    YES  ☐    NO  ☒

As of May 16, 2008, there were 2,892,366 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 29, 2008

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	March 29, 2008	June 30, 2007
ASSETS
Current assets:
Cash	$5,899	$14,418
Accounts receivable, net of allowance of $1,607 and $3,277 at March 29, 2008 and June 30, 2007, respectively	26,436	32,597
Accounts receivable - other	884	1,250
Prepaid workers’ compensation and auto liability insurance	1,553	3,404
Other prepaid expenses and other current assets	641	1,031

Total current assets	35,413	52,700

Property and equipment, net	8,396	8,457
Assets held for sale	—	101

Goodwill	81,791	81,791
Intangible assets, net	22,104	24,327
Deferred financing costs, net	4,614	6,246
Other assets	2,774	2,888

Total assets	$155,092	$176,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,856	$28,413
Accrued wages and benefits	3,674	3,643
Accrued legal and claims	4,900	5,854
Accrued insurance and claims	3,535	3,697
Accrued interest	3,128	5,867
Related party liabilities	—	574
Other accrued liabilities	2,082	3,383
Revolving line of credit	9,101	7,467
Current portion of long-term debt	1,278	558

Total current liabilities	53,554	59,456

Long-term debt, less current portion	61,741	55,510
Accrued insurance and claims	1,521	1,882
Other long-term liabilities	4,158	4,018
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 12,024 and 12,239 shares issued and outstanding at March 29, 2008 and June 30, 2007, respectively	68,844	68,902
Common stock, $0.004 par value, 700,000 shares authorized 2,834 and 32,820 shares issued and outstanding at March 29, 2008 and June 30, 2007, respectively	11	131
Stock subscription receivable	(170)	—
Additional paid-in-capital	387,684	376,041
Accumulated deficit	(421,991)	(389,497)
Accumulated other comprehensive (loss) income	(260)	67

Total shareholders’ equity	34,118	55,644

Total liabilities and shareholders’ equity	$155,092	$176,510

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenue	$82,159	$98,180	$261,567	$311,546

Cost of services	61,263	75,999	196,923	239,792
Depreciation	351	79	952	155

Gross profit	20,545	22,102	63,692	71,599
Operating expenses:
Occupancy	4,975	4,423	14,036	13,431
Selling, general and administrative	17,578	19,803	54,140	63,650

	22,553	24,226	68,176	77,081
Transaction and integration costs	—	1,458	501	5,444
Restructuring charges and asset impairments	176	975	680	2,880
Depreciation and amortization	1,482	1,688	4,450	5,591

Total operating expenses	24,211	28,347	73,807	90,996

Loss from operations	(3,666)	(6,245)	(10,115)	(19,397)

Other income (expense):
Interest expense, net	(5,018)	(4,630)	(14,831)	(15,256)
Other	3	(116)	4	(130)

Loss before income taxes and minority interest	(8,681)	(10,991)	(24,942)	(34,783)

Income taxes	105	22	276	37
Minority interest	—	—	—	367

Net loss	$(8,786)	$(11,013)	$(25,218)	$(35,187)

Net loss applicable to common shareholders	$(10,613)	$(13,345)	$(32,494)	$(59,800)

Basic and diluted net loss per share	$(3.78)	$(7.32)	$(11.77)	$(36.24)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation (adjusted for 1 for 15 reverse stock split)	2,807	1,822	2,761	1,650

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2007	4,209	$14,732	992	$3,422	504	$1,939	1,872	$4,572	4,662	$44,237

Stock option expense	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—
Payments on Stock Subscription Receivable	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	14
Conversion of preferred stock to Common Stock	(389)	(1,429)	(279)	(1,026)	—	—	—	—	(96)	(964)
Preferred Stock PIK dividends earned	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for dividends paid-in-kind	182	671	38	140	24	97	92	308	213	2,131
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Reverse Common Stock Split - 1 for 15	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at March 29, 2008	4,002	$13,974	751	$2,536	528	$2,036	1,964	$4,880	4,779	$45,418

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Total Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2007	12,239	$68,902	32,820	$131	$—	$376,041	$(389,497)	$67	$55,644

Stock option expense	—	—	—	—	—	151	—	—	151
Issuance of Common Stock	—	—	7,519	30	(1,100)	4,335	—	—	3,265
Payments on Stock Subscription Receivable	—	—	—	—	930	—	—	—	930
Offering costs	—	14	—	—	—	(340)	—	—	(326)
Conversion of preferred stock to Common Stock	(764)	(3,419)	2,130	9	—	3,410	—	—	—
Preferred Stock PIK dividends earned	—	—	—	—	—	185	(888)	—	(703)
Issuance of preferred stock for dividends paid-in-kind	549	3,347	—	—	—	—	(2,644)	—	703
Beneficial conversion of preferred stock	—	—	—	—	—	3,743	(3,743)	—	—
Reverse Common Stock Split - 1 for 15	—	—	(39,635)	(159)	—	159	—	—	—
Net loss	—	—	—	—	—	—	(25,218)	—	(25,218)
Foreign currency translation	—	—	—	—	—	—	—	(327)	(327)

Comprehensive loss	—	—	—	—	—	—	—	—	(25,545)

Balance at March 29, 2008	12,024	$68,844	2,834	$11	$(170)	$387,684	$(421,991)	$(260)	$34,118

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES
Net loss	$(25,218)	$(35,187)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	5,403	5,746
Accretion of interest and amortization of debt issue costs	7,468	9,213
Stock option and warrant expense	151	808
Change in fair value of settlement liability	—	142
Provision for doubtful accounts	256	548
Asset impairments	—	18
(Gain) loss on the sales of assets	(131)	171
Change in operating assets and liabilities:
Accounts receivable	5,904	9,982
Other current assets	2,607	(812)
Other assets	155	(165)
Accounts payable	(2,551)	(5,496)
Accrued liabilities	(5,978)	3,035

Cash used in operating activities	(11,934)	(11,997)

INVESTING ACTIVITIES
Proceeds from sales of assets	237	675
Purchases of property and equipment	(1,330)	(1,976)
Acquisition of CD&L (net of cash acquired of $531)	—	(51,599)

Cash used in investing activities	(1,093)	(52,900)

FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	1,634	4,872
Repayments of revolving credit agreements, net	—	(20,547)
Repayment of CD&L’s line of credit facility	—	(9,371)
Proceeds from notes payable and warrants, net	—	63,523
Payments of notes payable and long-term debt	(725)	(8,808)
Proceeds from issuance of preferred stock, net	—	42,471
Proceeds from issuance of common stock, net	3,599	—

Cash provided by financing activities	4,508	72,140

Net change in cash	(8,519)	7,243

Cash, beginning of period	14,418	1,715

Cash, end of period	$5,899	$8,958

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing same-day time-critical logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2008, the results of its operations for the three and nine months ended March 29, 2008 and March 31, 2007, and its cash flows for the nine months ended March 29, 2008 and March 31, 2007, have been included. The results of operations for the three and nine months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2008. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The consolidated financial statements include the accounts of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46”). The accompanying financial statements include nil in revenue related to Peritas for both the quarter and nine months ended March 29, 2008 and $0.1 and $0.4 million, respectively, for the quarter and nine months ended March 31, 2007. Net loss related to Peritas was nil and for the quarter and nine months ended March 29, 2008 and a de minimus loss for the quarter and $0.2 million for the nine months ended March 31, 2007.

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

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has one customer that accounted for 15.9% and 12.2% of its revenues for the nine months ended March 29, 2008 and March 31, 2007, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At March 29, 2008 and June 30, 2007, no single customer had an accounts receivable balance greater than 10% of the Company’s total trade accounts receivable.

Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net loss	$(8,786)	$(11,013)	$(25,218)	$(35,187)
Foreign currency translation	(25)	(9)	(327)	(19)

Comprehensive loss	$(8,811)	$(11,022)	$(25,545)	$(35,206)

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

The following table sets forth a reconciliation of the numerators and denominators of basic and diluted net loss per common share:

	Three Months		Nine Months
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Numerator
Net loss	$(8,786)	$(11,013)	$(25,218)	$(35,187)
Beneficial conversion feature for Series N Preferred	(45)	(48)	(243)	(2,448)
Beneficial conversion feature for Series O Preferred	(35)	(21)	(131)	(971)
Beneficial conversion feature for Series P Preferred	(68)	(23)	(328)	(2,381)
Beneficial conversion feature for Series Q Preferred	(561)	(513)	(3,041)	(14,699)
Series M Preferred dividends paid-in-kind	(217)	(542)	(746)	(1,164)
Series N Preferred dividends paid-in-kind	(47)	(190)	(156)	(302)
Series O Preferred dividends paid-in-kind	(33)	(49)	(109)	(110)
Series P Preferred dividends paid-in-kind	(105)	(235)	(378)	(458)
Series Q Preferred dividends paid-in-kind	(716)	(711)	(2,144)	(2,080)

Net loss applicable to common shareholders	$(10,613)	$(13,345)	$(32,494)	$(59,800)

Denominator for basic and diluted loss per share
Weighted average common stock shares outstanding	2,807	1,822	2,761	1,650

Basic and Diluted Loss Per Share	$(3.78)	$(7.32)	$(11.77)	$(36.24)

The following table presents securities that could be converted into reverse stock split adjusted common shares and potentially dilute basic earnings per share in the future. In the nine-month periods ended March 29, 2008 and March 31, 2007, the potentially dilutive securities were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	March 29, 2008	March 31, 2007
	(Amounts in thousands)
Stock options	28	91
Common stock warrants	1,929	1,985
Convertible preferred stock:
Series M Convertible Preferred	495	526
Series N Convertible Preferred	93	153
Series O Convertible Preferred	71	63
Series P Convertible Preferred	369	334
Series Q Convertible Preferred	2,990	2,845

	5,974	5,997

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No.157 are effective as of the beginning of our 2009 fiscal year. We do not believe that the adoption of this statement will have a material impact on our financial condition.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently assessing the impact of adopting SFAS 141(R).

3.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

During the nine-month period ended March 29, 2008, in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition, the Company’s management commenced two restructuring plans, both of which primarily included severance costs totaling approximately $0.3 million, $0.2 million of which is remaining and included with current accrued liabilities on the consolidated balance sheet.

A summary of the restructuring liabilities and the activity for the nine-month period ended March 29, 2008 is as follows (amounts in thousands):

	Restructuring Liabilities June 30, 2007	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities March 29, 2008
Employee termination benefits	$32	$327	$(204)	$—	$155
Lease termination costs	939	—	(712)	353	580

	$971	$327	$(916)	$353	$735

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded net restructuring charges of approximately $0.6 million related to severance costs and retention incentives and approximately $1.9 million in lease termination costs related to the facilities which closed during the nine-month period ended March 31, 2007. In addition, a charge of approximately $0.1 million was recorded related to revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

4.	DEBT

Revolving Credit Facility

Borrowings under the revolving credit agreement with Wells Fargo Foothill (“Wells”), at March 29, 2008 bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 4.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at March 29, 2008 was 6.00% and, in accordance with the terms of the agreement, the Company had no available borrowings. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Indenture or (ii) December 22, 2011.

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

The Company did not meet the minimum EBITDA levels contained in its credit agreement for the periods ended July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company waivers and entered into amended agreements which provided for (1) revised monthly minimum EBITDA requirements, (2) minimum levels of driver pay and purchased transportation measured as percentages of revenue, (3) an increase in the interest rate, and (4), the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility.

The Company did not meet the minimum EBITDA level contained in its amended credit agreement for the periods ended February 23, 2008 and March 29, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) the requirement to have a special reserve of available borrowings at all times starting at $350,000 and increasing $50,000 per week on each Monday following the Tenth Amendment Effective Date as defined in the tenth amendment and (3) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue commencing for the three week period ending May 16, 2008 and continuing throughout the remainder of 2008 and 2009, revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008 and increasing in $50,000 increments to a maximum of $250,000 per month commencing in May 2009 until the revolving credit facility is paid in full, elimination of the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility, and defining certain milestones to achieve in order to obtain replacement financing of the Company’s revolving credit facility. In the event these milestones are not achieved by August 17, 2008, the Company would be subject to an additional $500,000 fee.

Long Term Debt

Long-term debt consists of the following:

	March 29, 2008	June 30, 2007
	(Amounts in thousands)
Senior Notes, net of discount of $17,630 at March 29, 2008 and $23,507 at June 30, 2007	$60,575	$54,698
Variable interest entity note	—	230
Capital leases	2,305	982
Other	139	158

	63,019	56,068
Less current maturities	(1,278)	(558)

Total Long Term Debt	$61,741	$55,510

Senior Notes

The Company is accreting the difference between the carrying amount of the Senior Notes and their face value over the remaining term using the effective interest method. Total accretion in the nine-month period ended March 29, 2008 was $5.9 million.

The Senior Notes bear interest at an annual rate of 13% at March 29, 2008. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

A second supplemental indenture, dated December 22, 2006, prohibits the payment of mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million through May 15, 2008, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%. With the filing of its financial statements on Form 10-Q as of March 29, 2008, the Company will not meet the conditions to permanently reduce the minimum cash and cash equivalents covenant. As a result, the minimum cash and cash equivalents covenant will increase from $4.0 million to $8.5 million. In anticipation of this increase to the minimum cash and cash equivalents covenant, on May 19, 2008, the

Noteholders consented to a Fourth Supplemental Indenture to, among other provisions, modify the minimum cash and cash equivalent covenant so that the Company is in compliance with the modified covenant as of the filing date and reasonably anticipates continued compliance for the remaining life of the Modified Senior Notes. See footnote 9, Subsequent Events, for more discussion about Fourth Supplemental Indenture.

5.	AUTOMOBILE AND WORKERS COMPENSATION LIABILITIES

During the third quarter of fiscal year 2005, we initiated an insurance program with minimal or no deductibles. Prior to that time, we maintained an insurance program with policies that had various higher deductible levels; and thus were partially self-insured for automobile and workers’ compensation claims incurred during that period. The Company is also partially self-insured through high deductible policies for cargo claims. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and applicable deductible levels. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of March 29, 2008 and June 30, 2006, the Company has deposits with its insurance carrier of $0.5 million in both periods.

The Company has established accruals for automobile and workers’ compensation liabilities, which it believes are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has managed to fund settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts. As of March 29, 2008 and June 30, 2007, the Company has accrued approximately $2.0 million and $2.4 million, respectively, for case reserves plus development reserves and estimated losses incurred, but not reported.

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of March 29, 2008 and June 30, 2007, the Company has accrued approximately $1.7 million and $1.8 million, respectively for case reserves plus development reserves and estimated losses incurred, but not reported.

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

On December 27, 2007 Velocity received a letter from NASDAQ informing them that the Company’s common stock price has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, Velocity has regained compliance with Marketplace Rule 4310 (c) (4) and this matter is now closed. The reverse stock split assisted the Company in satisfying the continued listing requirements of the NASDAQ Stock Market.

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

Common stock

During the nine-month period ended March 29, 2008, the Company issued approximately 48,000; 34,000 and 60,000 shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, and Series Q Convertible Preferred Stock, respectively, within original terms of each respective agreement.

Warrant Conversions

In connection with a consent solicitation from the holders of the Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 400,000 reverse stock split adjusted warrants in exchange for 432,081 reverse stock split adjusted shares of common stock. The warrants were exercised by the holders of the Senior Notes at an exercise price of $7.50 per warrant. Conditions for the consents included the sale of the warrants and an increase of the interest rate to 13%. The warrants exercised contained an original exercise price of $1.45 per warrant, adjusted to $21.75 for the reverse stock split; the inducement reducing the exercise price by $14.25, from $21.75 to $7.50 did not have any accounting consequence since the fair value of the modified warrant was less than the fair value of the original warrant immediately prior to the modification.

A summary of the status of the Company’s common stock warrants outstanding as of March 29, 2008 and activity during the nine-month period then ended is presented below:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	1,984,831	$22.31
Granted	—	$—
Exercised	(400,253)	$7.50
Forfeit/Expired	(7,677)	$29.15

Warrants outstanding and exercisable at March 29, 2008	1,576,901	$22.42	2.26 years	$81

*	share amounts adjusted for reverse stock split

Management Stock Purchase

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 66,700 reverse stock split adjusted shares of Common Stock at a purchase price of $16.50 per share. As of March 29, 2008, the Company received $930,000 from management and key advisors. The Company has a stock subscription receivable of approximately $170,000 as of March 29, 2008 which will be paid by payroll deductions or scheduled monthly payments.

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

In January 2007, two Notices of Assessment seeking payroll taxes were issued by the California Employment Development Department (the “EDD”) against Velocity Express, Inc. The first Notice of Assessment covers the period July 1, 2003 to December 31, 2004. The second Notice of Assessment covers the period of January 1, 2005 to June 30, 2006. In February 2007, the Company filed a Petition for Reassessment disputing both assessments in their entirety and requesting that this matter be referred to an administrative law judge for resolution.

In connection with the CD&L acquisition, the Company assumed a reserve for a class action suit filed in December, 2003 in the Superior Court of the State of California for the County of Los Angeles, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime and minimum wage claims. CD&L filed an Answer to the Complaint on or about January 2, 2004 denying all allegations. Six purported class action lawsuits were filed against the company between December 2007 and January 2008. These suits, each of which were filed by two or three independent contractor drivers in four different states, seek unspecified damages for various unsubstantiated employment related claims. Velocity intends to vigorously defend these cases, through trial if necessary, and continues to reject all allegations set forth in these complaints.

8.	LIQUIDITY

In 2007, the Company used $7.7 million of net cash in operating activities, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. In the nine-month period ended March 29, 2008, the Company used $11.9 million of net cash in operating activities, which resulted in negative working capital of approximately $18.1 million at March 29, 2008. Of the $11.9 million use of cash from operating activities, $9.7 million represents payment of interest on the Senior Notes, $0.9 million represents payments made in conjunction with the completion of the integration of CD&L, and $1.3 million represents cash used in other operating activities. The uses of cash are further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in this Report. .

Due to the unanticipated decline in delivery revenue from continuing customers and the effects of rapidly rising fuel costs on the Company’s ability to reduce driver compensation, the Company did not meet the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008 and March 29, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) the requirement to have a special reserve of available borrowings at all times starting at $350,000 and increasing $50,000 per week on each Monday following the Tenth Amendment Effective Date as defined in the tenth amendment and (3) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue commencing for the three week period ending May 16, 2008 and continuing throughout the remainder of 2008 and 2009, revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008 and increasing in $50,000 increments to a maximum of $250,000 per month commencing in May 2009 until the revolving credit facility is paid in full, elimination of the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility, and defining certain milestones to achieve in order to obtain replacement financing of the Company’s revolving credit facility. In the event these milestones are not achieved by August 17, 2008, the Company would be subject to an additional $500,000 fee.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next twelve months. Key components of the operating plan include the following:

•

the re-negotiation and, where necessary, resignation from certain uneconomic legacy CD&L customer contracts is expected to permit higher gross margins from continuing customers because their base rate, accessorial charges and fuel index terms have been restored to market norms, and from resignations for the Company as a whole because of the decrease in loss-making customers;

•

with the completion of the renegotiations process, new revenue starts are expected to exceed revenue losses because the level of resignations from uneconomic customer contracts is expected to decline in future periods;

•

maintaining gross margin improvements attained by the end of the quarter ended March 29, 2008 by using our integrated route information database to identify and correct specific routes where driver settlement exceeds competitive market norms for the work performed and through continued use of the Company’s route optimization software to maximize route efficiency;

•

maintaining lower operating and SG&A expenses achieved by the end of the quarter ended March 29, 2008 resulting from reducing headcount, restoring our historical market-based deductions from independent contractor settlements to recoup driver support costs not recovered during fiscal 2007, and changing or eliminating services and the related costs associated with telecommunications, workforce acquisition, and miscellaneous other activities; and

•	achieving profitable revenue growth from recently announced, existing and potential customers in targeted markets.

As of March 29, 2008, the Company had $5.9 million in cash. The Company believes that, based on its operating plan and results to date, it will have sufficient cash flow to meet its expected cash needs and continue to meet its obligations in the ordinary course of business as they become due, and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the amended credit agreement) in the next twelve month period through March 28, 2009. The Company is factoring into its plan, among other things, making the June and December 2008 interest payments on the Senior Notes in kind, and finding a replacement lender for its revolving credit facility. Additionally, incremental to the Company’s plan noted above, the Company has engaged an advisor in China to assist the Company to identify and develop a strategic partnership with a Chinese logistics company that could include either or both of an equity investment into Velocity or a technology license arrangement, and will continue to pursue the sale of our Canadian subsidiary.

As with any operating plan, there are risks associated with the Company’s ability to execute it. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company might need to amend, or seek one or more further waivers of, the minimum EBITDA covenant and minimum Driver Pay/Purchased Transportation covenant under the amended credit agreement and the minimum EBITDA and minimum cash covenants under the Indenture and its supplements (see footnote 9, Subsequent Events). Although the Company has been successful obtaining waivers and modifications to its debt agreements in the past, there can be no assurance that it will be able to do so in the future. Further, there can be no assurance that the Company will be successful in obtaining additional sources of cash if the debt is called by the lenders. If the Company cannot obtain waivers and obtain additional sources of cash, The Company would have difficulties meeting its obligations in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

9.	SUBSEQUENT EVENTS

On May 19, 2008, the Noteholders consented to a Fourth Supplemental Indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) allows for interest payments due in June 2008 and December 2008 to be paid in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than current market and subject to NASDAQ approval, (4) requires for issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value outstanding, (5) increases the interest rate to 18%, (6) reduces the exercise price of the warrants originally issued with the senior Notes in July 2006 from $17.56 to $1.35 per share, (7) requires for the issuance of additional warrants equal to 15% of the common stock of the Company to holders at 105% VWAP (or current market price at close if greater) with a forced conversion feature at 150% of the initial conversion price, (8) replaces existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum EBITDA covenant all measured quarterly, (9) waives the Noteholders’ right of first refusal to replace the Wells revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) commits any and all proceeds from certain litigation to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (14) reduces certain executive pay, and (15) increases Noteholder representation on the Company’s Board of Directors.

In accordance with the provisions of EITF 96-19, the substantial modification of the terms of the indenture is accounted for as an extinguishment of the existing debt and the issuance of new debt. Consequently, the Modified Senior Notes will be recorded at $86.0 million, which approximates their fair value. The Company will also be recording a (non cash) loss on the extinguishment of debt in the fourth quarter of approximately $31.1 million comprised of the following: acceleration into expense of unamortized debt discount of $17.6 million and unamortized deferred financing fees of $4.1 million associated with the Senior Notes, the consideration for the Fourth Supplemental Indenture of approximately $8.8 million in the form of the issuance of $7.8 million Modified Senior Notes and the issuance of new warrants to purchase approximately 1.9 million shares of common stock with an estimated value of $1.0 million, and a charge of $0.6 million for the inducement reducing the warrant exercise price by $16.21, from $17.56 to $1.35, measured as the excess of the fair value of the modified warrants over the fair value of the warrants immediately prior to the modification. The (non cash) loss on the extinguishment of debt will all be reported as a component of other expense below the loss from operations. The reduction in the warrant exercise price and issuance of new warrants will trigger anti-dilution provisions in the Series M Preferred, Series N Preferred, Series O Preferred, Series P Preferred, and Series Q Preferred that will adjust the applicable conversion prices of such preferred stock downward, and cause charges to the net loss applicable to common stockholders of $31.5 million from beneficial conversion features on Series N, Series O, Series P and Series Q Convertible Preferred Stock. Such adjustment will have a dilutive effect on our existing common stockholders.

During the same period in which we completed the recapitalization, the Company performed its goodwill impairment test as of March 29, 2008 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Management completed the first step of the two step goodwill impairment test. The first step of the goodwill impairment test involved comparing the fair value of the Company with the carrying amount of the Company’s net assets. The fair value of the Company was determined using the market value of the Company’s securities to determine the Company’s implied enterprise value as of March 29, 2008. As a result of the test, the fair value derived was less than the carrying amount of its assets and liabilities, and the Company is required to proceed to the second step of the impairment test. In the second step of this process the actual impairment loss will be determined by comparing the implied fair value of the Company’s goodwill to the recorded amount of goodwill. Although we will complete our testing during the fourth quarter, based upon preliminary analyses performed during the first step of the impairment test, we estimate the impairment charge may be in the range of $15 to $20 million.

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

•

distribution logistics, consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations within broadly defined time schedules (there was no reply to my inquiry to expand to discuss the growth of retail store replenishment).

•	Expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

The Company’s customers represent a variety of industries and utilize the Company’s services across multiple service offerings. Revenue categories and percentages of total revenue for the nine-month periods ended March 29, 2008 and March 31, 2007 were as follows:

	Nine Months Ended
	March 29, 2008	March 31, 2007
Healthcare	30.9%	26.1%
Office products	28.0%	24.9%
Financial services	12.8%	18.1%
Commercial	12.4%	10.7%
Retail and consumer products	7.6%	7.6%
Transportation and logistics	6.5%	8.2%
Energy	1.1%	2.3%
Technology	0.7%	2.0%

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

Restructurings

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $0.6 million related to severance costs and retention incentives and approximately $1.9 million in lease termination costs related to the facilities which closed during the nine-month period ended March 31, 2007. In addition, a charge of approximately $0.1 million was recorded related to revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

During the nine-month period ended March 29, 2008, in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition, the Company’s management commenced two restructuring plans, both of which primarily included severance costs totaling approximately $0.3 million.

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

Historical Results of Operations

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Revenue for the quarter ended March 29, 2008 decreased $16.0 million or 16.3% to $82.2 million from $98.2 million for the quarter ended March 31, 2007. New business starts and growth within continuing customers generated $6.8 million in revenue growth which was more than offset by $2.8 million of merger-related customer losses, $4.3 million of revenue associated with now-terminated, unfavorable, legacy-CD&L contracts, the loss of a large financial services customer ($3.2 million), a $2.3 million decline in other financial services revenue, $5.5 million of non-merger customer attrition and $4.7 million of volume declines with continuing customers which we believe to be an effect of the economic slowdown.

Cost of services for the quarter ended March 29, 2008 was $61.3 million, a decrease of $14.7 million or 19.4% from $76.0 million for the quarter ended March 31, 2007. Payments to independent contractors and purchased transportation vendors declined by 22.7%, 6.4% more than the revenue decline described above. Payments to independent contractors and purchased transportation vendors declined by 22.7%, 6.4% more than the revenue decline described above. This is primarily a result of our program to properly align driver settlements with prevailing local market rates and institute performance based pay in place of guaranteed pay contracts. These efficiencies were partly offset by higher fuel costs that our drivers were reimbursed for but the Company could not contractually pass on to its customers. Other costs of delivery increased by 3.4% because of adding warehouse staff to accommodate the new retail replenishment business started in the first quarter of 2008 and increases in insurance costs. This was partly offset by lower payroll for messengers and lower employee benefit costs related to the conversion of drivers to independent contractors. Depreciation expense for the related capitalized software development and recently procured scanners added an additional $0.4 million to cost of services. As a result, gross margin increased from 22.5% in the prior year quarter to 25.0% for the quarter ended March 29, 2008.

Occupancy expense for the quarter ended March 29, 2008 was $5.0 million, an increase of $0.6 million from $4.4 million for quarter ended March 31, 2007, reflecting increased rent expense, higher repair and maintenance costs and slightly higher utility costs.

Selling, general and administrative expenses for the quarter ended March 29, 2008 were $17.6 million or 21.4% of revenue, a decrease of $2.2 million or 11.2% as compared with $19.8 million or 20.2% of revenue for the quarter ended March 31, 2007. The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the integration of the CD&L workforce and eliminating redundant positions ($2.3 million), a reduction in insurance premiums and broker fees resulting from the combination of legacy Velocity Express policies with legacy CD&L policies ($0.1 million), lower expense for supplies ($0.1 million) and lower communication costs ($0.1 million) partly offset by higher costs for software licenses and maintenance ($0.1 million).

Transaction and integration costs for the quarter ended March 31, 2007 were $1.5 million or 1.5% of revenue. There were no transaction and integration costs for the current quarter as the integration of the CD&L operations was completed during the first quarter of fiscal year 2008.

Restructuring charges and asset impairments for the quarter ended March 29, 2008 were $0.2 million or 0.2% of revenue, a decrease of $0.8 million or 81.9% as compared with $1.0 million or 1.0% of revenue for the quarter ended March 31, 2007. During the quarter ended March 29, 2008, the Company recorded costs of approximately $0.2 million for estimated severance costs associated with a current workforce reduction plan. During the quarter ended March 31, 2007, in connection with our integration of CD&L, the Company recorded restructuring charges of approximately $1.0 million reflecting approximately $0.6 million in lease termination costs related to additional facilities closings and $0.1 million related to termination benefits as part of the integration of CD&L.

Depreciation and amortization for the quarter ended March 29, 2008 was $1.5 million or 1.8% of revenue, a decrease of $0.2 million or 12.2% as compared with $1.7 million or 1.7% of revenue for the quarter ended March 31, 2007. The entire decrease reflects lower depreciation as more equipment became fully depreciated.

Net interest expense for the quarter ended March 29, 2008 increased $0.4 million to $5.0 million from $4.6 million for the quarter ended March 31, 2007. The increase primarily reflects a 1% rate increase on the Senior Notes due 2010, and a higher level of borrowing from the revolving credit facility.

Other income for the quarter ended March 31, 2007 included a fair market value expense adjustment of $0.1 million related to the present value of a settlement liability that was settled in 2007.

As a result of the above, the Company recorded a net loss of $8.8 million for the quarter ended March 29, 2008 compared to a net loss of $11.0 million in the quarter ended March 31, 2007, a 20.2% improvement from the prior year quarter.

Net loss applicable to common stockholders was $10.6 million for the quarter ended March 29, 2008 compared with $13.3 million for the quarter ended March 31, 2007. For both quarters, the difference between net loss applicable to common stockholders and net loss related to dividends paid-in-kind on Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock and the related non-cash beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Nine Months Ended March 29, 2008 Compared to Nine Months Ended March 31, 2007

Revenue for the nine months ended March 29, 2008 decreased by $50.0 million or 16.0% to $261.6 million from $311.5 million for the nine months ended March 31, 2007. Factors increasing revenue were $15.5 million in new business start-ups with new customers, primarily in retail replenishment, and expansion of our business with existing customers. More than offsetting these increases were: (1) the loss of the Office Depot account in October 2006 ($6.7 million) and the loss of a financial institution customer in the first quarter of 2008 ($6.1 million), (2) merger-related customer losses ($9.9 million), (3) declines in revenue from financial services institutions as these organization adopt electronic check clearing technologies under the Federal Check 21 legislation ($6.4 million), (4) cancellation of unfavorable legacy-CD&L customer contracts ($11.2 million), and (5) non-merger customer attrition of $20.2 million. In addition, volume declines with continuing customers in the current quarter due to a slowdown in the economy contributed $4.7 million to the decrease. A decrease in Peritas revenue of $0.3 million also contributed to the decrease in revenue in 2008.

Cost of services for the nine months ended March 29, 2008 decreased by $42.9 million, or 17.9%, to $196.9 million, from $239.8 million for the nine months ended March 31, 2007. Payments to independent contractors and purchased transportation vendors declined by 20.2%, 4.2% more than the revenue decline described above. Other costs of delivery declined by 2.8%, a slower rate of decline than revenue because of costs incurred to roll out the new V-Trac 5.0 scanner technology and added warehouse staff to accommodate the new retail replenishment business started in the first quarter of 2008. In addition to the costs for the V-Trac 5.0 roll-out noted above, depreciation expense for the related capitalized software development and recently procured scanners added $1.0 million to cost of services. A decrease in Peritas costs of $0.3 million also contributed to the decrease in cost of services in 2008.

Gross margin, as a result of the decrease in both sales and cost of services, increased from 23.0% in the nine-month period ended March 31, 2007 to 24.4% in the comparable period ended March 29, 2007 due to the combination of reasons stated above.

Occupancy charges for the nine-month period ended March 29, 2008 increased by $0.6 million, or 4.5%, to $14.0 million as compared to $13.4 million for the nine months ended March 31, 2007. The increase is primarily due to higher utility costs and higher repair and maintenance costs. As a percentage of revenue, occupancy costs have increased 1.1%, from 4.3% for the nine months ended March 31, 2007 to 5.4%, for the current nine-month period ended March 29, 2008.

Selling, general and administrative expenses for the nine months ended March 29, 2008 decreased by $9.5 million, or 14.9%, to $54.1 million or 20.7% of revenue, as compared with $63.7 million or 20.4% of revenue for the nine months ended March 31, 2007. The decrease in SG&A resulted primarily from lower salary and wages and associated payroll costs, lower expense for sales commissions and travel costs ($7.7 million) and reduced legal ($1.0 million) and insurance costs ($0.8 million).

Transaction and integration costs of $0.5 million for the nine months ended March 29, 2008 decreased $4.9 million or 90.8% from $5.4 million for the nine months ended March 31, 2007, reflecting the completion of the integration of the CD&L operations during the first quarter of 2008.

The restructuring and asset impairments expense for the nine-month period ended March 29, 2008 was $0.7 million, a decrease of $2.2 million or 76.4 % from $2.9 million for the nine months ended March 31, 2007. Of the expense recorded in the prior year period $1.1 million was associated with severance and retention incentives as part of the integration of CD&L and $1.8 million was the result of lease terminations as part of the CD&L integration. During the nine months ended March 29, 2008, the Company recorded costs of approximately $0.3 million for estimated severance costs related to two workforce reduction plans and $0.4 million for revising the Company’s estimates of previously recorded costs associated with prior period restructurings.

Depreciation and amortization expense decreased by $1.1 million, or 20.4%, to $4.5 million for the nine months ended March 29, 2008 as compared to the prior-year nine-month period reflecting lower depreciation as more equipment became fully depreciated.

Net interest expense for the nine-month period ended March 29, 2008 decreased by $0.4 million to $14.8 million from $15.3 million for the nine-month period ended March 31, 2007. In the first nine months of fiscal year 2007, there was an acceleration of deferred financing cost of $2.2 million in interest expense associated with the legacy Velocity and CD&L debt paid off in July of 2006 from the proceeds from the Senior Notes due 2010 and the Series Q Convertible Preferred Stock. The decrease was partly offset by amortization of deferred fees related to the revolving credit facility entered into in December 2006, a 1% higher interest rate on the Senior Notes due 2010 during August through March of 2008, and $0.5 million lower interest income as the Company had more cash earning interest during the nine months ended March 31, 2007.

As a result of the above, the Company recorded a net loss of $25.2 million for the nine-month period ended March 29, 2008, a 28.3% improvement from the net loss of $35.2 million recorded in the comparable period ended March 31, 2007.

Net loss applicable to common stockholders was $32.5 million for the nine-month period ended March 29, 2008 compared to $59.8 million for the comparable period ended March 31, 2007. For the nine-month period ended March 29, 2008, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the comparable period ended March 31, 2007, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

In 2007, the Company used $7.7 million of net cash in operating activities, which resulted in negative working capital of approximately $6.8 million at June 30, 2007. In the nine-month period ended March 29, 2008, the Company used $11.9 million of net cash in operating activities, which resulted in negative working capital of approximately $18.1 million at March 29, 2008. . Of the $11.9 million use of cash from operating activities, $9.7 million represents payment of interest on the Senior Notes, $0.9 million represents the completion of the integration of CD&L, and $1.3 million represents cash used in other operating activities.

Due to the unanticipated decline of delivery revenue from continuing customers and the effects of rapidly rising fuel costs on the Company’s ability to reduce driver compensation, the Company did not meet the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008 and March 29, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) the requirement to have a special reserve of available borrowings at all times starting at $350,000 and increasing $50,000 per week on each Monday following the Tenth Amendment Effective Date as defined in the tenth amendment and (3) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue commencing for the three week period ending May 16, 2008 and continuing throughout the remainder of 2008 and 2009, revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008 and increasing in $50,000 increments to a maximum of $250,000 per month commencing in May 2009 until the revolving credit facility is paid in full, elimination of requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility, and defining certain milestones to achieve in order to obtain replacement financing of the Company revolving credit facility. In the event these milestones are not achieved by August 2, 2008, the Company would be subject to an additional $500,000 fee.

The Company is managing to an operating plan which it expects to result in positive cash flow over the remaining fiscal year. Key components of the operating plan include the following:

•

the re-negotiating and where necessary, resignation from certain uneconomic legacy CD&L customer contracts is expected to permit higher gross margins from continuing customers because their base rate, accessorial charges and fuel index terms have been restored to market norms, and from resignations for the Company as a whole because of the decrease in loss-making customers;

•

with the completion of the renegotiation process, new revenue starts are expected to exceed revenue losses because the level of resignations from uneconomic customer contracts is expected to decline in future periods;

•

maintaining gross margin improvements attained by the end of the quarter ended March 29, 2008 by using our integrated route information database to identify and correct specific routes where driver settlement exceeds competitive market norms for the work performed and through continued use of the Company’s route optimization software to maximize route efficiency;

•

maintaining lower operating and SG&A expenses achieved by the end of the quarter ended March 29, 2008 resulting from reducing headcount, restoring our historical market-based deductions from independent contractor settlements to recoup driver support costs not recovered during fiscal 2007, and changing or eliminating services and the related costs associated with telecommunications, workforce acquisition, and miscellaneous other activities; and

•	achieving profitable revenue growth from recently announced, existing and potential customers in targeted markets.

As of March 29, 2008, the Company had $5.9 million in cash. The Company believes that, based on its operating plan and results to date, it will have sufficient cash flow to meet its expected cash needs and continue to meet its obligations in the ordinary course of business as they become due, and to satisfy the covenants contained in the agreements governing its debt (including the revised minimum EBITDA covenant under the amended credit agreement) in the next twelve month period through March 28, 2009. The Company is factoring into its plan, among other things, to make the June and December 2008 interest payments on the Senior Notes in kind, and finding a replacement lender for its revolving credit facility. . Additionally, incremental to the Company’s plan noted above, the Company has engaged an advisor in China to assist the Company to identify and develop a strategic partnership with a Chinese logistics company that could include either or both of an equity investment into Velocity or a technology license arrangement ,and will continue to pursue the sale of our Canadian subsidiary

As with any operating plan, there are risks associated with the Company’s ability to execute it. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company might need to amend, or seek one or more further waivers of, the minimum EBITDA covenant and minimum Driver Pay/Purchased Transportation covenant under the amended credit agreement, and the minimum EBITDA and minimum cash covenants under the Indenture and its supplements. Although the Company has been successful obtaining waivers and modifications to its debt agreements in the past, there can be no assurance that it will be able to do so in the future. Further, there can be no assurance that the Company will be successful in obtaining additional sources of cash if the debt is called by the lenders. If the Company cannot obtain waivers and obtain additional sources of cash, The Company would have difficulties meeting its obligations in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the nine-month period ended March 29, 2008, the net decrease in cash was $8.5 million compared to a net increase of $7.2 million during the nine-month period ended March 31, 2007. As reported in our consolidated statements of cash flows, the (decrease) increase in cash during the nine month periods ended March 29, 2008 and March 31, 2007 is summarized as follows (in thousands):

	Nine Months Ended
	March 29, 2008	March 31, 2007
Net cash used in operating activities	$(11,934)	$(11,997)
Net cash used in investing activities	(1,093)	(52,900)
Net cash provided by financing activities	4,508	72,140

Total (decrease) increase in cash	$(8,519)	$7,243

Cash used in operations was $11.9 million for the nine months ended March 29, 2008. This use of funds was comprised of a net loss of $25.2 million offset by non-cash expenses of $13.1 million and by net cash generated as a result of working capital changes of $0.1 million. The cash generated by working capital includes decreases of accounts receivable of $5.9 million and a $2.6 million decrease in prepaid insurance and other prepaid expenses offset by a decrease in accounts payable of $2.6 million and a decrease in accrued liabilities of $6.0 million. The decrease in accrued liabilities of $6.0 million is comprised of a decrease in accrued interest of $2.7 million, primarily due to cash paid for interest on the Senior Notes of $9.7 million being in excess of additional interest accrued on the Senior Notes of $6.7 million, a decrease in accrued legal fees and claims liabilities of $2.0 million primarily due to payments of these liabilities, a reduction in related party liabilities of $0.6 million as the Company issued stock for the advances in cash collected from management for a stock purchase, a decrease in accrued insurance and claims of $0.5 million, and a decrease in restructuring liabilities of $0.2 million due to payments made.

Cash used in investing activities was $1.1 million for the nine months ended March 29, 2008 and primarily consisted of capital expenditures less proceeds from the sale of Peritas trucks and the partial return of an escrow payment related to a property sale in the prior year.

Cash provided from financing activities for the nine months ended March 29, 2008 amounted to $4.5 million. The primary sources of cash were net proceeds of $3.6 million from the exercise of warrants and collection of subscriptions receivable from the management stock purchase program and $1.6 million additional borrowings from the revolving credit facility. This was partly offset by capital lease payments of $0.5 and payments of $0.2 million made by Peritas to pay off its remaining debt.

Revolving Credit Facility

Borrowings under the revolving credit agreement with Wells Fargo Foothill (“Wells”), at March 29, 2008 bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 4.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at March 29, 2008 was 6.00% and, in accordance with the terms of the agreement, the Company had no available borrowings. The revolving credit agreement matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Senior Notes is scheduled to become due and payable under the Indenture or (ii) December 22, 2011.

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

As a condition to and in connection with executing the Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Company’s Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the Credit Agreement proceeds of the sale of the Company’s Canadian subsidiary or certain treasury stock or offerings of equity, (iii) establishes a borrowing base reserve of $400,000, which reserve shall be reduced to zero when the Company delivers to Wells, in its capacity as agent, its financial statements for its fiscal quarter ending December 31, 2007, provided no event of default under the Credit Agreement then exists, and (iv) permits the increase of the interest rate on the Senior Notes from 12.0% to 13.0%.

The Company did not meet the minimum EBITDA levels contained in its credit agreement for the periods ended July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company waivers and entered into amended agreements which provided for (1) revised monthly minimum EBITDA requirements, (2) minimum levels of driver pay and purchased transportation measured as percentages of revenue, (3) an increase in the interest rate, and (4), the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility.

The Company did not meet the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008 and March 29, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) the requirement to have a special reserve of available borrowings at all times starting at $350,000 and increasing $50,000 per week on each Monday following the Tenth Amendment Effective Date as defined by the tenth amendment and (3) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue commencing for the three week period ending may 16, 2008 and continuing throughout the remainder of 2008 and 2009, revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008 and increasing in $50,000 increments to a maximum of $250,000 per month commencing in May 2009 until the revolving credit facility is paid in full, elimination of the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility, and defining certain milestones to achieve in order to obtain replacement financing of the Company revolving credit facility. In the event these milestones are not achieved by August 2, 2008, the Company would be subject to an additional $500,000 fee.

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

Under the Indenture, the Company must maintain $4.0 million of cash and cash equivalents, and a minimum of $31.0 million of cash, cash equivalents and qualified accounts receivable, increasing by $2.0 million per year on each anniversary date of the merger until maturity. The indenture contains customary events of default.

A second supplemental indenture, dated December 22, 2006, prohibits mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million through May 15, 2008, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%. With the filing of its financial statements on Form 10-Q as of March 29, 2008, the Company will not meet the conditions to permanently reduce the minimum cash and cash equivalents covenant. As a result, the minimum cash and cash equivalents covenant will increase from $4.0 million to $8.5 million. In anticipation of this increase to the minimum cash and cash equivalents covenant, on May 19, 2008, the Noteholders consented to a Fourth Supplemental Indenture to, among other provisions, modify the minimum cash and cash equivalent covenant so that the Company is in compliance with the modified covenant as of the filing date and reasonably anticipates continued compliance for the remaining life of the Senior Notes. See footnote 9, Subsequent Events, for more discussion about Fourth Supplemental Indenture.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at March 29, 2008.

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

From time to time, our independent contractor drivers are involved in accidents. We attempt to manage this risk by requiring our independent contractor drivers to maintain commercial motor vehicle liability insurance of at least $300,000 with a minimal deductible and by carrying additional liability insurance in our name totaling an additional $7.0 million. In addition, we perform extensive screening of all prospective drivers to ensure that they have acceptable driving records and pass a criminal background and drug tests, among other criteria. We believe our driver screening programs have established an important competitive advantage for us.

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

In January 2007, two Notices of Assessment seeking payroll taxes were issued by the California Employment Development Department (the “EDD”) against Velocity Express, Inc. The first Notice of Assessment covers the period July 1, 2003 to December 31, 2004. The second Notice of Assessment covers the period of January 1, 2005 to June 30, 2006. In February 2007, the Company filed a Petition for Reassessment disputing both assessments in their entirety and requesting that this matter be referred to an administrative law judge for resolution.

In connection with the CD&L acquisition, the Company assumed a reserve for a class action suit filed in December 2003 in the Los Angeles Superior Court, , seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to the Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. Discovery on this matter is ongoing. Six purported class action lawsuits were filed against the company between December 2007 and January 2008. These suits, each of which were filed by two or three independent contractor drivers in four different states, seek unspecified damages for various unsubstantiated employment related claims. Velocity intends to vigorously defend these cases, through trial if necessary, and continues to reject all allegations set forth in these complaints.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this report because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement. The risks we have highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, results of operations or cash flows could be negatively affected and the market price of our common stock could decline. The risk factors listed below should be read in conjunction with the risk factors disclosed in “Part I, Item 1A” of the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2007. We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Risks Related to Our Business

Given our history of losses, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

Our net losses applicable to common stockholders for the nine-month periods ended March 29, 2008 and March 31, 2007, were $32.5 million and $59.8 million, respectively. The respective periods’ net losses were $25.2 million and $35.2 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $3.7 million and $20.5 million, and preferred stock dividends paid-in-kind of $3.5 million and $4.1 million for each of the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 30, 2007 and July 1, 2006, were $66.0 million and $23.6 million, respectively. The respective periods’ net losses were $39.5 million and $16.0 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $21.2 million and $5.0 million, and preferred stock dividends paid-in-kind of $5.2 million and $2.6 million for the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

We may be unable to fund our future capital needs, and we may need additional funds sooner than anticipated.

We have depended, and if we are unable to execute against our business plans, are likely to continue to depend, on our ability to obtain additional financing to fund our future liquidity and capital needs. We may not be able to continue to obtain additional capital when needed, and additional capital may not be available on satisfactory terms. Achieving our financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office selling, general and administrative platform. To date, we have primarily relied upon debt and equity investments to fund these activities. In conjunction with the Fourth Supplemental Indenture on May 19, 2008, we issued warrants to purchase approximately 1.9 million shares of the Company’s common stock. We may be required to engage in additional financing activities to raise capital required for our operations. If we issue additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of our common stock. In addition, any additional issuance may require us to grant rights or preferences that adversely affect our business, including financial or operating covenants.

We are highly dependent upon sales to a few customers. The loss of any of these customers, or any material reduction in the amount of our services they purchase, could materially and adversely affect our business, financial condition, results of operations and cash flows.

For the nine-month period ended March 29, 2008 we had one customer that accounted for approximately 16% of our revenue and our top ten customers in aggregate account for approximately 52% of our revenue. For the fiscal year end June 30, 2007 we had one customer that accounted for more than 12% of our revenue and our top ten customers in aggregate account for approximately 46% of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2007, the Company lost two customers, a major office supply customer and a significant bank customer, which negatively affected the results of operations for the current year.

If our goodwill or other intangible assets were to become impaired, our results of operations could be materially and adversely affected.

The value of our goodwill and other intangible assets is significant relative to our total assets and stockholders equity. We review goodwill and other intangible assets for impairment during the fourth quarter of our fiscal year and at interim dates when events and circumstances warrant. Although we will complete our testing during the fourth quarter, based upon preliminary analyses performed during the first step of the goodwill impairment test, we believe the company will record a goodwill impairment charge in the fourth quarter estimated to be in the range of $15 to $20 million. Changes in business conditions or interest rates could materially impact our estimates of future operations and result in additional impairments. As such, we cannot assure you that there will not be additional material impairments of our goodwill and other intangible assets. If our goodwill or other intangible assets were to become impaired, our results of operations could be materially and adversely affected.

Risks Related to Our Capital Structure

We have a substantial amount of debt outstanding and may incur additional indebtedness in the future that could negatively affect our ability to achieve or sustain profitability and compete successfully in our markets.

We have a significant amount of debt outstanding. At March 29, 2008, we had $78.2 million in aggregate principal amount of debt outstanding, $9.1 million of revolving credit borrowings, with no additional available borrowings and $34.1 million of stockholders equity. On May 19, 2008 the Company issued an additional $7.8 million in Senior Notes increasing the aggregate principal amount of debt outstanding to $86.0 million. The degree to which we are leveraged could have important consequences for you, including:

•

requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, approximately $7.7 million in fiscal 2009 and approximately $15.5 million in fiscal 2010, thereby reducing funds available for operations, future business opportunities and other purposes;

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of March 29, 2008, we were restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and its supplements and our credit agreement, as amended.

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

The indenture and related supplements pursuant to which we issued our senior notes and the terms of our revolving credit facility as amended impose significant operating and financial restrictions on us. These restrictions limit or restrict among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional debt and issue preferred stock;

•

make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock and making investments and prepaying or redeeming debt and making other specified investments;

•	create liens;

•	sell or otherwise dispose of certain assets, including capital stock of subsidiaries;

•	enter into agreements that would restrict our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates;

•	engage in sale and leaseback transactions;

•	make capital expenditures;

•	engage in business other than our current businesses;

•	consolidate, merge, recapitalize or enter into other transactions that would affect a fundamental change on us; and

•

under certain circumstances, enter into a senior credit facility (or refinance any such facility) without first giving the holders of the senior notes a right of first refusal to provide such financing on May 19, 2008 the Noteholders consented to waiving their right of first refusal, and to terms under which replacement financing for the Company’s revolving credit facility is permitted.

The indenture and revolving credit facility agreement also contain certain financial covenants under which we must maintain cash and cash equivalents at specified levels and cash, cash equivalents and qualified accounts receivable at specified levels as well as specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage, minimum EBITDA and minimum driver pay and purchased transportation measured as a percentage of revenue. Our ability to comply with these ratios may be affected by events beyond our control.

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture and related supplements or the revolving credit facility, as amended, the holders of the secured debt then outstanding could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The senior notes and borrowings under the credit agreement, as amended, are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets.

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

Our revolving credit facility, as amended, contains monthly minimum EBITDA and Minimum Driver Pay/Purchased Transportation requirements that may be difficult to attain.

The revolving credit facility agreement, as amended, contains specified cash levels of minimum EBITDA and minimum Driver Pay/Purchased Transportation requirements. Our ability to comply with these ratios may be affected by events beyond our control.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its credit agreement for the periods ended July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company waivers and entered into amended agreements which provided for (1) revised monthly minimum EBITDA requirements, (2) minimum levels of driver pay and purchased transportation measured as percentages of revenue, (3) an increase in the interest rate, and (4), the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its amended credit agreement for the period ended February 23, 2008 and March 29, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) the requirement to have a special reserve of available borrowings at all times starting at $350,000 and increasing $50,000 per week on each Monday following the Tenth Amendment Effective Date as defined in the tenth amendment and (3) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue , revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008 and increasing in $50,000 increments to a maximum of $250,000 per month commencing in May 2009 until the revolving credit facility is paid in full elimination of the requirement to have at all times between June 1, 2008 and June 30, 2008 at least $5.0 million of excess availability on the revolving credit facility, and defining certain milestones to achieve in an effort to obtain replacement financing of the Company revolving credit facility. In the event these milestones are not achieved, the Company would be subject to an additional $500,000 fee. Although we believe we will be able to satisfy the revised minimum EBITDA and minimum Driver Pay/Purchased Transportation covenants, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants.

Because we expect to need to refinance our existing debt, we face the risks of either not being able to do so or doing so at higher interest expense.

Our senior notes mature in 2010. We may not be able to refinance our senior notes or renew or refinance any new credit facility we may enter into, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or any new credit facility, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the applicable credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes, which bear interest at 18% per year as of May 19, 2008, or any new credit facility, on terms that are less favorable to us than the existing terms of our senior notes or any new credit facility.

If we fail to achieve certain financial performance targets, we may be required to redeem up to half of our senior notes.

Holders of our senior notes have the right to cause us to redeem, at a redemption price of 100% of the principal amount of the notes, subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility, as amended. The Company intends to continue to borrow under the terms of the revolving credit facility, as amended):

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

We will need to maintain certain financial and corporate governance qualifications to keep our securities listed on the NASDAQ Capital Market (“NASDAQ”). At various times in the past, we have received notices from NASDAQ that we would be de-listed due to a variety of matters, including failure to maintain a minimum bid price of $1.00 and failure to meet the minimum levels of stockholders’ equity. In each instance, we have taken the actions required by NASDAQ to maintain continued listing, but we cannot assure you that we will be able to meet the criteria for continued listing in the future. We do not meet those standards as of the date hereof. We have not yet received a notice from the NASDAQ that we are not in compliance. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding any receipt of a de-listing notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ listing requirements.

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

Our net losses applicable to common stockholders for the nine-month periods ended March 29, 2008 and March 31, 2007, were $32.5 million and $59.8 million, respectively. The respective periods’ net losses were $25.2 million and $35.2 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $3.7 million and $20.5 million, and preferred stock dividends paid-in-kind of $3.5 million and $4.1 million for each of the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 30, 2007 and July 1, 2006, were $66.0 million and $23.6 million, respectively. The respective periods’ net losses were $39.5 million and $16.0 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $21.2 million and $5.0 million, and preferred stock dividends paid-in-kind of $5.2 million and $2.6 million for the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively limit the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. The integration process was more expensive and took longer to accomplish than originally expected. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 66,700 reverse stock split adjusted shares of Common Stock at a purchase price of $16.50, reflecting the reverse stock split. As of March 29, 2008, the Company received $930,000 from management and key advisors related to the stock purchase. The Company has a remaining stock subscription receivable of $170,000 on the consolidated balance sheet which will be paid by payroll deductions or scheduled monthly payments.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on May 19, 2008.

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

December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

Exhibit Number	Description
10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16

Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on

July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

Exhibit Number	Description
10.22	Intercompany Subordination Agreement dated, as of December 22,2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.30*	Amendment No. 9, dated February 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

10.31*	Waiver and Tenth Amendment, dated April 30, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith