Form 10-K
period 2008-06-28
VELOCITY EXPRESS CORP
filed 2008-10-14
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

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

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more stockholders) of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 29, 2007), was $4,383,060.73.

As of October 8, 2008, there were 3,409,488 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information for Items 11-14 of Part III is incorporated by reference from the registrant’s Proxy Statement to be filed for the registrant’s December 2008 Annual Meeting of Stockholders

PART I.

Forward-Looking Information

In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note that statements in this report that are forward-looking involve risks and uncertainties that may impact our business, financial condition, results of operations and prospects. Forward-looking statements are statements that are not about historical facts or information. They are contained throughout this report, for example, in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings”. They include statements concerning our general expectations, plans and strategies, financing decisions, expectations for funding capital expenditures, anticipated financial results, future operations, an assessment of our industry and competition, and an evaluation of pending litigation, among others. The words “believe,” “plan,” “continue,” “hope,” “estimate,” “project,” “intend,” “expect,” “should,” “targets” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Many of these risks are beyond our ability to control or predict. All forward-looking statements are qualified in their entirety by the cautionary statements contained throughout this report. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. Changes may occur after that date, and we will not update that information whether as a result of new information, future events or otherwise.

ITEM 1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries, which we refer to as the “Company”, “Velocity” or “we” (unless we state or it is otherwise implied), are engaged in the business of providing time definite ground package delivery services. Throughout this report, we refer to these services as “time definite logistics services”. We operate primarily in the United States with limited operations in Canada. We currently operate in a single-business segment.

We have one of the largest nationwide networks of time definite logistics solutions in the United States and are a leading provider of distribution, scheduled and expedited logistics services. Our customers are comprised of multi-location, blue chip customers with operations in the healthcare, office products, financial services, commercial, retail & consumer products, transportation & logistics, energy and technology sectors.

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

History of the Company

Our business began as United Shipping & Technology, Inc., a Utah corporation. On August 28, 1999, United Shipping & Technology, Inc. acquired from CEX Holdings, Inc. all of the outstanding shares of common stock of Corporate Express Delivery Systems, Inc. (“CEDS”), a provider of same-day delivery solutions. Subsequently, CEDS changed its name to UST Delivery Systems, Inc. and then to Velocity Express, Inc. On January 4, 2002, United Shipping & Technology, Inc. reincorporated in Delaware through a merger with and into its wholly owned Delaware subsidiary Velocity Express Corporation. Since that time, we have operated as Velocity Express Corporation.

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

Restructurings

Between 2006 and 2008, we implemented several restructurings which we believe have repositioned us for greater success in the future.

During the third quarter of fiscal 2006, we terminated 120 employees and revised our estimates of previously recorded restructuring costs and losses associated with excess facilities.

During 2007, in conjunction with the integration of CD&L, management identified operational synergies of the combined companies and executed its plan for staff reductions of approximately 200 employees, including a retention incentive program for key individuals, and the closing of 39 redundant operating centers.

During fiscal 2008, in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition, the Company’s management commenced two restructuring plans, both of which primarily included staff reductions totaling approximately 200 employees resulting in severance costs totaling approximately $0.3 million. In addition, the Company reversed previously recorded costs by approximately $0.4 million for revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings as well as the cost of maintaining the utilities in these vacated facilities as contractually obligated.

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

We expect that further growth in the same-day time definite logistics market will be fueled by corporate America’s trend toward outsourcing and third-party logistics. We believe that many businesses that outsource their distribution and logistics needs prefer to purchase such services from one source, capable of servicing multiple cities nationwide. Outsourcing on a national scale decreases their number of vendors and also maximizes efficiency, improves customer service and simplifies billing. Customers are also seeking to reduce their cycle times and implement “supply chain management” and “just-in-time” inventory management practices designed to reduce inventory carrying costs. We believe the growth of these time definite practices has increased the demand for more reliable and geographically diverse logistics services. We also believe that same-day transportation customers increasingly seek greater reliability, convenience and speed from a trusted package delivery provider. Customers are also seeking to streamline their processes, improve their customer-vendor relationships and increase their productivity. We believe that we are one of the leading national same-day transportation and logistics service providers with the geographic reach and national footprint that will be able to meet these evolving needs.

With the enactment of the Federal law known as Check 21 on October 28, 2004, we anticipate continued deterioration of financial services revenue as financial institutions will now electronically scan and process checks, without the required need to move the physical documents to the clearing institution. Off-setting this deterioration of revenue in the financial services industry will be new revenue derived from our expansion in the retail replenishment business. In addition, we believe we will benefit from the growth in healthcare and healthcare related services industries within the United States, and be able to effectively leverage our broad coverage footprint to capitalize on this national growth industry.

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

From time to time, our independent contractor drivers are involved in accidents. We attempt to manage this risk by requiring our independent contractor drivers to maintain commercial motor vehicle liability insurance of at least $300,000 with a minimal deductible and by carrying additional liability insurance in our name totaling an additional $7.0 million. In addition, we perform extensive screening of all prospective drivers to ensure that they have acceptable driving records and pass criminal background and drug tests, among other criteria. We believe our driver screening programs have established an important competitive advantage for us.

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

Sales and Marketing

We have a comprehensive sales and marketing program that emphasizes our competitive position as the leading national provider of time definite logistics services. Sales efforts are conducted at both the local and national levels through our extensive network of local sales representatives. We currently employ 22 marketing and sales representatives who make regular calls on existing and potential customers to determine their ongoing delivery and logistics needs. Sales efforts are coordinated with customer service representatives who regularly communicate with customers to monitor the quality of services and quickly respond to customer concerns.

Our sales department develops and executes marketing strategies and programs that are supported by corporate communications and research services. The corporate communications department also provides ongoing communication of corporate activities and programs to employees, the press and the general public. As of June 28, 2008, approximately 84 percent of our revenue came from national companies needing multi-location logistics solutions.

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

Trademarks

We have registered Velocity Express®, Velocity®, The Total Package in Delivery, Real Time Delivery, Velocity Express Real Time Delivery, and We Call That Real Time Delivery.

Employees

As of June 28, 2008, we had approximately 1,758 employees of whom approximately 226 were primarily employed in various management, sales, and other corporate positions, approximately 1,515 were employed as warehouse workers and operations personnel, and 17 were drivers in Canada. We also had contracts with 3,513 independent contractor drivers in North America. The Company is not party to any collective bargaining agreement, and we believe that relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS

We have received an opinion from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern

Our independent registered public accounting firm noted in their report accompanying our financial statements as of and for the fiscal year ended June 28, 2008 that we have reported a significant net loss and use of cash from operating activities, and have a working capital deficiency of $21.8 million, and stated that those conditions raise substantial doubt about our ability to continue as a going concern. Additionally, the Company’s revolving credit facility, as amended, includes special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 30, 2008, by $37,500 per week from December 1, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full. Management has developed a plan to continue operations which includes replacing the current revolving credit facility with a new facility that eliminates the special borrowing reserve of the current facility, further reductions in expenses to continue the positive EBITDA performance we have experienced since March 2008 and revenue growth from new customers in the retail industry. Although we believe we are well advanced in the approval process with a replacement lender, have successfully reduced expenses in the past and have received verbal commitments from prospective new retail customers, we cannot assure you that our plans to address these matters will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Given our history of losses, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

Our net losses applicable to common stockholders for the fiscal years ended June 28, 2008 and June 30, 2007, were $76.6 million and $66.0 million, respectively. The respective periods’ net losses were $64.6 million and $39.5 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $7.1 million and $21.2 million, and preferred stock dividends paid-in-kind of $4.9 million and $5.2 million for each of the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively offset the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

We may be unable to fund our future capital needs, and we may need additional funds sooner than anticipated.

We have depended, and if we are unable to execute against our business plans, are likely to continue to depend, on our ability to obtain additional financing to fund our future liquidity and capital needs. We may not be able to continue to obtain additional capital when needed, and given the current turmoil in the global credit markets and other reasons, additional capital may not be available on satisfactory terms. Achieving our financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office selling, general and administrative platform. To date, we have primarily relied upon debt and equity investments to fund these activities. We may be required to engage in additional financing activities to raise capital required for our operations. If we issue additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of our common stock. In addition, any additional issuance may require us to grant rights or preferences that adversely affect our business, including financial or operating covenants.

Because we expect to need to refinance our existing debt, we face the risks of either not being able to do so or doing so at higher interest expense.

Our senior notes mature in 2010. We may not be able to refinance our senior notes or renew or refinance any new credit facility we may enter into, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our senior notes or any new credit facility, our failure to repay all amounts due on the maturity date would cause a default under the indenture or the applicable credit agreement. In addition, our interest expense may increase significantly if we refinance our senior notes, which bear interest at 18% per year, or any new credit facility, on terms that are less favorable to us than the existing terms of our senior notes or any new credit facility.

Early termination or non-renewal of contracts could negatively affect our operating results.

Our contracts with our commercial customers typically have a term of one to three years, but are often terminable earlier at will upon 30 or 60 days’ notice. We often have significant start-up costs when we begin servicing a new customer in a new location. Termination or non-renewal of contracts could have a material adverse effect on our business, financial condition, operating results and cash flows.

We are highly dependent upon sales to a few customers. The loss of any of these customers, or any material reduction in the amount of our services they purchase, could materially and adversely affect our business, financial condition, results of operations and cash flows.

For the fiscal year ended June 28, 2008 we had one customer that accounted for approximately 16% of our revenue and our top ten customers in aggregate account for approximately 52% of our revenue. The loss of the one large customer or some of the top ten customers or a material reduction in their purchases of our services, especially given the current downturn in economic conditions worldwide, could materially and adversely affect our business, financial condition, results of operations and cash flows. In the second fiscal quarter of 2008, the Company lost a significant bank customer, which negatively affected the results of operations for the current year.

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

As a time definite logistics company, our ability to service our clients effectively often depends upon factors beyond our control.

Our revenues and earnings are especially sensitive to events beyond our control that can affect our industry, including:

•	U.S. business activity;

•	economic factors affecting our significant customers;

•	mergers and consolidations of existing customers;

•	ability to purchase insurance coverage at reasonable prices;

•	extreme weather conditions; and

•	the levels of unemployment.

The operation of our business is dependent on the price and availability of fuel. Continued periods of historically high fuel costs may materially adversely affect our operating results.

Our operating results may be significantly impacted by changes in the availability or price of fuel for our transportation vehicles. Fuel prices have increased substantially since 2006. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, extreme weather conditions, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. We have historically had difficulty in recovering increased fuel costs from our customers and there can be no assurance that we will be able to fully recover increased fuel costs by passing these costs on to our customers in the future. In the event that we are unable to do so, our operating results will be adversely affected.

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

We utilize the services of approximately 4,025 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If the IRS, any state, or any group of drivers were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees.

Substantially all of our drivers are independent contractors and not our employees. From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. We do not pay or withhold federal employment taxes with respect to drivers who are independent contractors. Although we believe that the independent contractors we utilize are not employees under existing interpretations of federal and state laws, we cannot guarantee that federal and state authorities will not challenge this position or that other laws or regulations, including tax laws and laws relating to employment and workers’ compensation, will not change. If the IRS, any state, or any group of drivers were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes and extend employee benefits to these persons, and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, we could be required to increase their compensation. Any of the foregoing possibilities could increase our operating costs and have a material adverse effect on our business, financial condition, operating results and cash flows.

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

The value of our goodwill and other intangible assets is significant relative to our total assets and stockholders equity. We review goodwill and other intangible assets for impairment during the fourth quarter of our fiscal year and at interim dates when events and circumstances warrant. During the fourth quarter of fiscal 2008, the Company recorded a $46.7 million goodwill impairment charge. Changes in business conditions or interest rates could materially impact our estimates of future operations and result in additional impairments. As such, we cannot assure you that there will not be additional material impairments of our goodwill and other intangible assets. If our goodwill or other intangible assets were to become further impaired, our results of operations could be materially and adversely affected.

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

We have a significant amount of debt outstanding. At June 28, 2008, we had $86.0 million in aggregate principal amount of debt outstanding, $7.9 million of revolving credit borrowings, with no available borrowings and with increasing additional blocks of availability scheduled over the next eighteen months, and $4.4 million of stockholders deficit. The degree to which we are leveraged could have important consequences for you, including:

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of June 28, 2008, we were restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and its supplements and our credit agreement, as amended.

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

Our senior notes, revolving credit facility, and preferred stock contain restrictive covenants that limit our operating and financial flexibility.

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

•

under certain circumstances, enter into a senior credit facility (or refinance any such facility) without first giving the holders of the senior notes a right of first refusal to provide such financing. On May 19, 2008 the holders of our senior secured notes due 2010 consented to waiving their right of first refusal, and to terms under which replacement financing for the Company’s revolving credit facility is permitted.

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

The revolving credit facility agreement, as amended, contains specified cash levels of minimum EBITDA and minimum Driver Pay/Purchased Transportation requirements. Our ability to comply with these levels may be affected by events beyond our control.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its credit agreement for the periods ended July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company waivers and entered into amended agreements which were superseded by subsequent amendments.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008, March 29, 2008 and April 26, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the

Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included, among other things, (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, and (2) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EBITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue , revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008, increasing to $150,000 per month on December 1, 2008, to $200,000 per month on March 1, 2009, and $250,000 per month commencing in June 2009 until the revolving credit facility is paid in full, and defining certain milestones to achieve in an effort to obtain replacement financing of the Company revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. Velocity did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company again did not meet the covenant for minimum driver pay and purchased transportation cost as a percentage of revenue for the four three-week periods ended June 13, 2008, July 11, 2008, August 15, 2008 and September 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company a waiver dated October 14, 2008. Although we believe we are well-advanced in the approval process with a replacement lender, given the current turmoil in the global credit markets among other factors, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants.

If we do not maintain our NASDAQ listing, you may have difficulty trading our securities.

We will need to maintain certain financial and corporate governance qualifications to keep our securities listed on the NASDAQ Capital Market (“NASDAQ”). At various times in the past, we have received notices from NASDAQ that we would be de-listed due to a variety of matters, including failure to maintain a minimum bid price of $1.00 and failure to maintain a minimum market value of publicly held shares of $1,000,000. In each instance, we have taken the actions required by NASDAQ to maintain continued listing, but we cannot assure you that we will at all times meet the criteria for continued listing.

We received a notice on June 19, 2008 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We have a period of 180 days, until December 16, 2008, to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by December 16, 2008, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ listing requirements.

We also received a notice on September 5, 2008 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we are unable to demonstrate minimum market value compliance by December 4, 2008, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

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

The Company may also receive further notices from NASDAQ with respect to compliance with the minimum stockholders’ equity requirement under NASDAQ Rules. The Company is currently considering actions that may allow it to regain compliance with the NASDAQ continued listing standards and maintain its NASDAQ listing. There is no assurance that the Company will be able to take any of these actions or that any of the actions will be sufficient to allow the Company’s NASDAQ listing to continue or for how long such listing will continue.

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

In conjunction with the Fourth Supplemental Indenture modifying the indenture governing our Senior Notes on May 19, 2008, we reduced the exercise price on the warrants held by the holders of our Original Senior Notes by $16.21, from $17.56 to $1.35 and issued new warrants to purchase approximately 0.4 million shares of the Company’s common stock, triggering anti-dilution provisions in our Series M, Series N, Series O, Series P, and the Series Q Convertible Preferred Stock that adjusted the applicable conversion prices of such preferred stock downward, and caused charges to the net loss applicable to common shareholders from beneficial conversion features embedded in the various preferred stock securities.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of August 6, 2008, approximately 31.4% (excludes other TH Lee funds) of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

Under Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In accordance with recently issued guidelines from the SEC, we evaluated our internal controls over financial reporting in order for our management to ascertain that such internal controls are adequate and effective. There is a risk that going forward, we will not comply with all of the requirements imposed by the Act. Accordingly, we cannot assure you that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm in 2010. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

As of June 28, 2008, we operated from 125 leased facilities in the United States and two leased facilities in Canada (not including customer-owned facilities). These leases expire at various times between 2008 and 2017. These facilities are principally used for distribution and warehousing operations. The table below summarizes the location of our current leased facilities within the United States:

State	Number of Leased Facilities	State	Number of Leased Facilities
Arizona	3	Nevada	2
Arkansas	4	New Jersey	5
California	11	New Mexico	1
Colorado	1	New York	17
Connecticut	2	North Carolina	7
Florida	11	Ohio	2
Georgia	3	Oklahoma	2
Idaho	1	Oregon	1
Illinois	1	Pennsylvania	4
Indiana	1	South Carolina	2
Iowa	1	Tennessee	3
Louisiana	6	Texas	10
Maine	3	Utah	1
Maryland	2	Vermont	1
Massachusetts	2	Virginia	4
Michigan	4	Washington	1
Minnesota	3	Wisconsin	2
Mississippi	1	Total facilities in U.S.	125

Our corporate headquarters is located at One Morningside Drive North, Bldg. B, Suite 300, Westport, Connecticut 06880 and we have additional corporate offices in Texas, Minnesota, and Arizona. We believe that suitable additional or replacement space will be available when required on terms that are not materially less favorable to us than our existing leases.

In September, 2008, the Company’s experienced damages to its financial operations center in Houston, TX caused by Hurricane Ike. All mission critical functions are being performed with back up processes either remotely or at nearby existing Velocity facilities. We are currently seeking a replacement facility to permanently relocate our financial operations.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to litigation and have claims asserted against us in the normal course of our business. Most of these claims are routine litigation that involve workers’ compensation claims, claims arising out of vehicle accidents, and other claims arising out of the performance of same-day transportation services. We and our subsidiaries are also named as defendants in various employment-related lawsuits arising in the ordinary course of our business. We vigorously defend, as appropriate, against the foregoing claims.

From time to time, our independent contractor drivers are involved in accidents. We attempt to manage this risk by requiring our independent contractor drivers to maintain commercial motor vehicle liability insurance of at least $300,000 with a minimal deductible and by carrying additional liability insurance in our name totaling an additional $7.0 million. In addition, we perform extensive screening of all prospective drivers to ensure that they have acceptable driving records and pass criminal background and drug tests, among other criteria. We believe our driver screening programs have established an important competitive advantage for us.

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

In January 2007, two Notices of Assessment seeking payroll taxes were issued by the California Employment Development Department (“EDD”) against Velocity Express, Inc. The first Notice of Assessment covers the period July 1, 2003 to December 31, 2004. The second Notice of Assessment covers the period of January 1, 2005 to June 30, 2006. In February 2007, the Company filed a Petition for Reassessment disputing both assessments in their entirety and requesting that this matter be referred to an administrative law judge for resolution. The Company is currently in the process of researching and producing documents for use in connection with its Petition for Reassessment.

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December 2003 in the Los Angeles Superior Court, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to the Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. Discovery on this matter is ongoing.

Nine purported class action law suits were filed against the Company between December 2007 and July 2008. These suits, which were filed by a very small group of independent contractor drivers in six different states, seek unspecified damages for various unsubstantiated employment related claims. Velocity intends to vigorously defend these cases through trial if necessary and continues to reject all allegations of the Complaint as amended.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades under the symbol “VEXP” on NASDAQ. The following table sets forth the quarterly high and low sales prices for our common stock, as reported by NASDAQ, for each full quarterly period within the two most recent fiscal years. (Adjusted to reflect 1–for-15 reverse stock split effective December 7, 2007)

Period	High	Low
Fiscal 2007:
First Quarter	$30.00	$18.75
Second Quarter	32.10	18.15
Third Quarter	24.45	14.40
Fourth Quarter	21.00	9.00

Fiscal 2008:
First Quarter	$19.35	$7.50
Second Quarter	10.50	3.09
Third Quarter	3.18	1.21
Fourth Quarter	1.40	0.27

Fiscal 2009
First Quarter	$0.76	$0.21

The closing price of our common stock on October 8, 2008 was $0.22.

We received a notice on June 19, 2008 from the Nasdaq Stock Market that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the Nasdaq Capital Market. We have a period of 180 days, until December 16, 2008, to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If it is determined that we meet all other initial listing requirements for the Nasdaq Capital Market, we may receive an additional 180-day compliance period. See “Risk Factors.”

We also received a notice on September 5, 2008 from the Nasdaq Stock Market that we are not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the Nasdaq Capital Market. We have a period of 90 days, until December 4, 2008, to attain compliance by maintaining a minimum market value of $1,000,000 for ten consecutive trading days. See “Risk Factors.”

On October 8, 2008, we had 379 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not paid any cash dividends on our common stock and expect that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the continued operations of our business. The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors. Our ability to pay dividends is limited by: the terms of our revolving credit facility, as amended, the indenture governing our senior secured notes and the certificates of designation for certain of our series of convertible preferred stock. In addition, should we enter into a new credit facility in the future, we would expect that the terms of such facility would also restrict our and our subsidiaries’ ability to pay cash dividends.

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

The following table sets forth information about our equity compensation plans as of June 28, 2008. For more information about our stock option plans, see Note 9 to our consolidated financial statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	113,192	(1)	$130.72	287,550	(2)
Equity compensation plans not approved by security holders	523,249	(3)	$2.99	NA

Total	636,441		$25.71	287,550

(1)	Includes (i) 109 shares of common stock to be issued upon exercise of options granted under the 1995 Plan; (ii) 497 shares of common stock to be issued upon exercise of options granted under the 2000 Plan; (iii) 27,400 shares of common stock to be issued upon exercise of options granted under the 2004 Plan; (iv) 12,904 shares of common stock to be issued upon the exercise of warrants granted to TH Lee Putnam Ventures (“THLPV”) in return for its agreement to extend its obligations under the Capital Contribution Agreement, dated July 1, 2004, for a period of two years; (v) 6,517 shares of common stock to be issued upon exercise of warrants granted in connection with the sale of Series M Convertible Preferred Stock; (vi) 4,171 shares of common stock to be issued upon exercise of warrants granted to contractors for their service to us; (vii) 3,871 shares of common stock to be issued upon exercise of warrants granted to officers and other employees under the 2004 Plan for incentive compensation; (viii) 41,329 shares of common stock to be issued upon exercise of warrants granted in connection with the sale of Series P Convertible Preferred Stock; and (ix) 16,394 shares of common stock to be issued upon exercise of warrants granted to Vincent A. Wasik under the 2004 Plan for incentive compensation and vested on December 8, 2006.
(2)	1,881 shares of common stock and 285,669 shares of common stock remain available for issuance under the 2000 Plan and 2004 Plan, respectively.
(3)	Includes (i) 128 non-qualified stock options that were issued in October and November 2000 to certain executive officers in connection with their offers of employment that vested ratably over three years; (ii) 28 non-qualified stock options issued in October 2001 to certain executive officers that vested ratably over two years on each six-month anniversary of the date of grant; (iii) 20 non-qualified stock options issued to a consultant in exchange for services provided in 1999 that option vested on the date of grant; (iv) 9,384 shares of common stock issuable upon exercise of warrants that were granted to employees and outside contractors for the purpose of compensation and bonuses and have various grant dates, expiration dates and exercise prices; (v) 36,500 shares of common stock issuable upon exercise of warrants that were granted to THLPV as compensation for credit enhancement guarantees of the Company’s indebtedness; (vi) 49,693 shares of common stock issuable upon exercise of warrants that were granted to outside contractors as compensation for services rendered in connection with the acquisition of CD&L and have various grant dates, expiration dates and exercise prices; and (vii) 433,855 shares of common stock issuable upon exercise of warrants that were granted to holders of our senior secured notes due 2010 as consideration for the modification of the Senior Notes on May 19, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

The Company is engaged in the business of providing time definite ground package delivery services. We operate primarily in the United States with limited operations in Canada. The Company operates in a single-business segment.

The Company has one of the largest nationwide networks of time-definite logistics solutions in the United States and is a leading provider of distribution, scheduled and expedited logistics services. Its customers are comprised of multi-location, blue chip customers in the healthcare, office products, financial services, commercial, retail & consumer products, transportation & logistics, energy and technology sectors.

Our service offerings are divided into the following categories:

•

distribution logistics, consisting of the receipt of customer bulk shipments that are divided and sorted at major metropolitan locations for delivery to multiple locations within broadly defined time schedules;

•	scheduled logistics, consisting of the daily pickup and delivery of parcels with narrowly defined time schedules predetermined by the customer; and

•	expedited logistics, consisting of unique and expedited point-to-point service for customers with extremely time sensitive delivery requirements.

The Company’s customers represent a variety of industries and utilize our services across multiple service offerings. Revenue categories and percentages of total revenue for fiscal years ended 2008 and 2007 on an historical basis are as follows:

	Fiscal year ended:
	June 28, 2008	June 30, 2007
Healthcare	30.9%	27.7%
Office Products	27.8	24.8
Financial services	12.7	17.3
Commercial	11.1	11.2
Retail and Consumer Products	8.8	7.4
Transportation and logistics	6.9	8.4
Energy	1.2	2.1
Technology	0.6	1.6

The Company had one customer that accounted for approximately 16% and 12% of our net revenues in fiscal 2008 and 2007, respectively. Subsequent to June 28, 2008, an acquisition increased our concentration with our largest customer from approximately 16% to approximately 20%. Our ten largest customers accounted for approximately 52% and 46% of our net revenues in fiscal 2008 and 2007, respectively. The increasing portion of business with our top ten customers is consistent with our business strategy to focus on large companies with local, time-definite deliveries in many regions nationwide to whom our consistent delivery standards and unified customer service across a national footprint are of greatest value.

With the enactment of the Federal law known as Check 21 on October 28, 2004, we anticipate that financial services revenue will continue to decline as financial institutions migrate to electronically scanned and processed checks, without the need to move the physical documents to the clearing institution. We expect to off-set this relative decline in revenue in the financial services industry with new revenue from our expansion in the retail replenishment business. In addition, we believe we will benefit from the growth in the healthcare industry within the United States, and be able to effectively leverage our broad coverage footprint and track-and-trace scanning capabilities to capitalize on this national growth industry.

The Company had a net loss of $64.6 million for the fiscal year ended June 28, 2008, which includes a $46.7 million goodwill impairment charge and a $13.9 million gain on the extinguishment of debt, resulting in cash used in operating activities for the year of $11.3 million. For the three months ended June 28, 2008 the Company had a net loss of $39.4 million, which also included the $46.7 million goodwill impairment charge and the $13.9 million gain on the extinguishment of debt. In fiscal year 2008, the Company financed this operating cash flow deficit through use of cash reserves available at the beginning of the year, net proceeds of $3.6 million from issuance of common stock, $0.5 million from net borrowing under the revolving credit facility, and improvements in working capital management. See “—Liquidity and Capital Resources.”

CD&L Acquisition & Related Transactions

On July 3, 2006, the Company and CD&L, entered into an agreement and plan of merger (the “Merger Agreement”) to acquire CD&L. CD&L was another leading provider of time-definite logistics solutions. As a result of the merger, which closed on August 17, 2006, CD&L became a wholly owned subsidiary of the Company. Contemporaneously with the signing of the Merger Agreement, the Company:

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

•	repaid approximately $20.5 million of indebtedness owed to Bank of America, N.A.; and

•	repaid approximately $5.8 million of indebtedness owed to BET Associates, LP.

At the closing of the merger on August 17, 2006, the Company:

•	acquired the remaining 51% of CD&L’s outstanding common stock;

•	repaid approximately $9.6 million of indebtedness owed by CD&L to Bank of America, N.A.;

•	paid off approximately $1.6 million of CD&L seller-financed debt from previous acquisitions; and

•	paid $1.0 million to the former Chairman and Chief Executive Officer of CD&L in fulfillment of the change of control provision in his employment agreement.

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units were approximately $63.5 million and from the sale of the Series Q Preferred Stock were approximately $42.5 million. Approximately $51.6 million of the proceeds were used to finance the CD&L acquisition, $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million), and to BET Associates LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from previous acquisitions, approximately $9.4 million were used to repay CD&L’s line of credit facility and $17.2 million was retained for general corporate purposes. See “—Liquidity and Capital Resources”. In addition, the Company granted customary registration rights with respect to the shares of the Company’s common stock issuable upon conversion of the Series Q Preferred Stock and the warrants.

Management believes that the acquisition of CD&L has benefited the Company in several ways. The combined company has increased its annual revenues from 2006 levels, and has approximately 3,500 independent contractor drivers operating from 127 locations in leading markets across the United States and Canada. In addition, the combination is proving to show the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies providing our customers with a broader national reach;

•

superior customer service using our proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

•	a diverse and expanded customer base across multiple market sectors, including healthcare, retail, service parts replenishment and financial industries, among others;

•	a strengthening of our already excellent managerial team; and

•	substantial costs savings through operational synergies and elimination of redundant expenses.

Recapitalization

On May 19, 2008, the holders of our senior secured notes due 2010 (the “Note Holders” of our “Senior Notes”) consented to a Fourth Supplemental Indenture modifying the indenture governing the Senior Notes. The supplemental indenture (1) allows for interest payments due in June 2008 and December 2008 to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) requires issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value outstanding, (5) increases the interest rate to 18%, (6) reduces the exercise price of the warrants originally issued with the Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) requires the issuance of additional warrants equal to 15% of the common stock of the Company to holders at 105% VWAP (or $0.88 if greater) with a forced conversion feature at 150% of the initial conversion price, (8) replaces existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly EBITDA covenant, (9) waives the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) commits any and all proceeds from certain litigation to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (14) reduces certain executive pay, and (15) provides for Note Holder representation on the Company’s Board of Directors.

The substantial modification of the terms of the indenture has been accounted for as an extinguishment of the existing debt and the issuance of new debt. Consequently, the Modified Senior Notes together with the issuance of additional senior notes, additional warrants, and related transactions resulted in the Company recording a (non-cash) gain on the extinguishment of debt in the fourth quarter of 2008 of $13.9 million. The reduction in the warrant exercise price and issuance of new warrants triggered anti-dilution provisions in the Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock that adjusted the applicable conversion prices of such preferred stock downward, and cause changes to the net loss applicable to common stockholders of $2.4 million from beneficial conversion features on Series N, Series O, Series P, and Series Q Convertible Preferred Stock. Such adjustment had a dilutive effect on our existing common stockholders.

Restructurings

Between 2006 and 2008, we implemented several restructurings which we believe have repositioned us for greater success in the future.

During the third quarter of fiscal 2006, we terminated 120 employees and revised our estimates of previously recorded restructuring costs and losses associated with excess facilities.

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

During fiscal 2008, in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition, the Company’s management commenced two restructuring plans, both of which primarily included staff reductions totaling approximately 200 employees resulting in severance costs totaling approximately $0.3 million. In addition, the Company reversed previously recorded costs by approximately $0.4 million for revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings as well as the cost of maintaining the utilities in these vacated facilities as contractually obligated.

Factors Affecting Future Results of Operations

Our revenues consist primarily of charges to customers for delivery services and weekly or monthly charges for recurring services, such as facilities management. Sales are recognized when the service is performed. The revenue and profit for a particular service is dependent upon a number of factors, including size and weight of articles transported, distance transported, special handling requirements, requested delivery time and local market conditions. Generally, articles of greater weight transported over longer distances and those that require special handling produce higher revenue. Beginning in the second fiscal quarter we began to notice a slowdown in the rate of revenue growth with continuing customers which evolved into actual volume declines in the third and fourth fiscal quarters. We do not believe these customers have shifted business away from us to alternative suppliers but simply have fewer packages to be delivered to their customers.

We are continually engaged in bidding for additional contract work for a variety of new and existing customers. We believe our current pipeline of bidding activity remains robust, with potential customers that could generate annual billings of up to $170 million, although we cannot assure you that we will be successful in obtaining these clients. The activity is consistent across all geographic regions in which we operate. Full implementation of newly awarded contracts generally takes from thirty to ninety days.

Cost of services consists of costs relating directly to performance of our services, including driver and messenger costs, transportation services purchased from third parties, and costs to staff, equip and insure our warehouse facilities. Substantially all of the drivers we use are independent contractors who provide their own vehicles. As of June 28, 2008, we owned no motor vehicles in the United States and only four in Canada. Drivers and messengers are compensated based on a combination of the number of stops they make, the number of packages they deliver and/or a percentage of the delivery charge. Consequently, our driver, messenger and purchased transportation costs are variable in nature. We also employ workers in our own leased warehouse facilities and certain facilities owned by our customers. The salary and employee benefit costs related to them, such as payroll taxes and insurance, are also included in cost of sales.

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

During fiscal 2009, we plan to continue to invest in technologies that will increase our competitive advantage in the market by providing enhanced package tracking and increased productivity from both a frontline delivery and back office perspective. During fiscal years 2005 and 2006, we spent more than $5 million in the development and implementation of route management software solutions and package tracking technology that has proven to have a significant impact on reducing overall delivery cost and enhancing our ability to better manage our variable operating cost. During fiscal years 2007 and 2008, we spent $2.3 million in the further development of package tracking technology.

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

Financial Instruments

Financial instruments are initially recorded at their fair values at the time of issuance. Multiple financial instruments issued in a transaction are recorded at their relative fair values using Black Scholes and other valuation techniques. Those recorded as liabilities are re-measured at each reporting period with changes in fair value reported in operations. Financial instruments issued to settle obligations are valued at their fair value on the day of issuance. Differences between fair value and carrying value are recognized in operations.

Goodwill Impairment

Our goodwill is subjected to impairment testing, which requires us to estimate the fair value of our reporting unit and compare it to its carrying value. In order to determine the fair value of Velocity Express, we employed the Implied Enterprise Value technique based on our publicly traded stock price, an approach widely accepted in determining fair value for an enterprise. During the fourth quarter of fiscal 2008, the Company recorded a $46.7 million goodwill impairment charge.

Insurance Reserves

Beginning in the third quarter of fiscal year 2005 and concluding in December 2006, we changed our insurance program to policies with minimal or no deductibles from earlier periods when our policies had various higher deductible levels. We reserved the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that had occurred in the normal course of our business. These reserves have been established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

Following the acquisition of CD&L and until January 2007, the Company continued to insure workers’ compensation risks for the workforce acquired from CD&L through insurance policies with substantial deductibles, and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation during this period is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. In January 2007, the Company began insuring its entire workforce’s workers’ compensation risks through these insurance policies discussed above with substantial deductibles, and retains risk as a result of its deductibles related to such insurance policies. As of June 28, 2008, the Company has a liability of approximately $1.5 million for case reserves, development reserves, plus estimated losses incurred, but not reported.

Contingencies

We are involved in various legal proceedings and contingencies and have recorded liabilities for these matters in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). SFAS No. 5 requires a liability to be recorded based on our estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from our estimates. If a contingency were settled for an amount greater than the estimate, a future charge to operating results would result. Likewise, if a contingency were settled for an amount that is less than the estimate, a future credit to operating results would result. For more information, see Note 13 to our consolidated financial statements.

Results of Operations

The Company reports its financial results on a 52-53 week fiscal year basis. Under this basis, our fiscal year ends on the Saturday closest to June 30th. Fiscal years 2008 and 2007 all contained 52 weeks.

Year Ended June 28, 2008 Compared to Year Ended June 30, 2007

Revenue for 2008 decreased by $69.2 million or 16.9% to $340.9 million, from $410.1 million in 2007. The decrease in revenue for 2008 compared to 2007 was the result of our planned exit from uneconomic customer contracts acquired with the CD&L merger ($27.9 million), other customer service stops ($25.1 million) the continued migration of banking customers to the Check 21 scanning technology ($15.9 million), volume declines with continuing customers related to the slowing U.S. economy ($15.0 million), the loss of a significant bank customer in the second quarter of 2008 ($9.2 million) and the Office Depot termination in the second quarter of fiscal 2007 ($8.5 million). These negative changes were partly offset by new revenue from customer start-ups of $21.4 million and $11.1 million of volume growth by other continuing customers that are less affected by the slowing U.S. economy. The inclusion of results from Peritas in our results accounted for $0.4 million of the decrease in revenue as Peritas operations ceased during 2008.

Cost of services for 2008 decreased by $58.4 million, or 18.7%, to $253.4 million, from $311.8 million in 2007. The decrease in volume accounted for $52.7 million of the decrease, correcting a number of specific, predominantly legacy CD&L routes, where our average driver settlement exceeded competitive market norms for the work performed accounted for $5.6 million, and improvements in purchased transportation costs as a percentage of revenue accounted for $3.6 million. Offsetting these improvements were the increased cost of direct labor of $2.8 million as the revenue mix shifted to more deliveries requiring sorting in our warehouses, and increased cargo claims as a percentage of revenue of $0.7 million. The inclusion of Peritas in our results accounted for $0.4 million of the decrease cost as Peritas operations ceased during 2008.

Depreciation in direct costs for 2008 increased by $1.2 million, or 490.3% to $1.4 million, from $0.2 million in 2007 as the Company began to depreciate scanners acquired and deployed to the field in 2008.

Gross margin, as a result of the decrease in cost of services, improved from 23.9% in 2007 to 25.2% in 2008 due to the combination of reasons stated above.

Occupancy charges for 2008 increased by $1.1 million, or 6.2%, to $19.0 million as compared to $17.9 million in 2007 primarily due to a $0.3 million increase in rent and common area maintenance at facilities where expiring leases were renewed at higher current market rates, $0.5 million in higher utilities costs, and $0.3 million higher costs of repairs and maintenance. As a percentage of revenue, occupancy costs have increased 1.2%, from 4.4% in 2007 to 5.6% in 2008.

Selling, general and administrative expenses for 2008 decreased by $12.8 million, or 15.5%, to $69.9 million or 20.5% of revenue, as compared with $82.6 million or 20.1% of revenue in 2007 The decrease in SG&A resulted primarily from lower compensation, benefits and travel & entertainment of $10.3 million due to lower headcount, as well as $0.8 million in reduced insurance costs, $0.6 million in lower legal fees, $0.4 million in lower telecommunication expense, and $0.3 million reduction in temporary help.

Transaction and integration costs of $6.6 million for 2007 primarily reflected outside consultants, success bonuses and travel costs related to the integration of the CD&L operations. These costs decreased to $0.5 million in fiscal 2008 as the Company completed the integration of CD&L in the first quarter of 2008.

Restructuring charges for 2008 of $0.7 million was less than $2.8 million in 2007 because the restructuring activity surrounding the integration of CD&L operation was completed in early 2008. Of the restructuring expense recorded in 2007, $0.4 million was associated with severance and retention incentives, and $2.4 million was the result of lease terminations as part of the integration of CD&L facilities.

Asset impairments for 2008 of $46.7 million were entirely comprised of an impairment of our goodwill, a substantial portion of which arose in connection with the acquisition of CD&L, Inc. In fiscal 2007, the asset impairments of $0.5 million related to the write down to fair value of Peritas vehicles classified as assets held for sale.

Depreciation and amortization expense decreased by $1.7 million, or 23.8%, to $5.5 million for 2008 as compared to $7.2 million in 2007 primarily reflecting our proprietary route management software becoming fully depreciated.

Net interest expense for 2008 increased by $1.8 million, to $22.1 million from $20.3 million in 2007 primarily due to the modification of the interest on Senior Notes from 12% to 13% in July 2007 (0.8 million), and then to 18% in May 2008 ($0.5 million), plus the interest on $7.8 million face value of new bonds issued in May 2008 bearing interest of 18% ($0.2 million), an increase in accretion of debt discount on the Modified Senior Notes of $1.4 million, additional accretion of debt discount associated with the new bonds issued in May 2008 of $0.2 million, lower interest income of $0.3 million as the Company maintained lower cash balances throughout the year, as well as an increase in the interest rate on our revolving credit facility of 350 basis points in LIBOR margin (from 2.50% to 6.00%) during 2008 in conjunction with various amendments to the credit facility, all offset by a prior year acceleration of deferred fees of $2.0 million into interest following the capital raise and acquisition of CD&L, proceeds from which were used to payoff of various debt held by both companies, and a decrease of amortization of deferred financing fees of $0.2 million when the deferred fees associated with the original Senior Notes were written off against the gain on debt extinguishment (see below).

Other income (expense) for 2008 was primarily comprised of a $13.9 million gain on the extinguishment of debt resulting from the substantial modification of the terms of the indenture governing the Senior Notes. Other income (expense) for 2007 included $0.6 million of income from a fair market value adjustment related to the present value of a litigation settlement liability.

Income taxes expense increased by $0.3 million to $0.4 million in 2008 as the Company amortizes the excess tax goodwill acquired in the CD&L acquisition resulting in a charge in lieu of tax of $0.3 million.

As a result of the above, the Company recorded a net loss of $64.6 million in 2008 compared to a net loss of $39.5 million in 2007.

Net loss applicable to common stockholders was $76.6 million for 2008 compared to $66.0 million for 2007. For 2008, the difference between net loss applicable to common stockholders and net loss relates to the beneficial conversion associated with the anti-dilution provisions of Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock resulting from the reduction in the exercise price of certain warrants in July 2007 and May 2008, and the issuance of new warrants in May 2008, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In 2007, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the sale of the Series Q Convertible Preferred Stock, beneficial conversion associated with the anti-dilution provisions of Series N, Series O, and Series P Convertible Preferred Stock resulting from the issuance of Series Q Convertible Preferred Stock and the issuance of additional shares of Common Stock to settle a lawsuit, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt. The Company also used cash in operating activities over the past several years, including $11.3 million in 2008. As of June 28, 2008 the Company has negative working capital of approximately $21.8 million and a deficiency in assets of $4.4 million. Further, the Company did not meet the minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during fiscal 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described below, the Company is managing to an operating plan under which it expects to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt.

Wells, in its capacity as agent and lender under the credit agreement, as amended, granted the Company waivers and then entered into additional amendments to the credit agreement, two of which dated April 30, 2008 and May 19, 2008 provided for (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) new financial reporting requirements, (3) revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation levels measured as percentages of revenue, (4) the requirement to have a special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 30, 2008, by $37,500 per week from December 1, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full, and (5) defining certain milestones to achieve toward obtaining replacement financing of the Company revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. The Company did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company again did not meet the covenant for minimum driver pay and purchased transportation cost as a percentage of revenue for the four three-week periods ended June 13, 2008, July 11, 2008, August 15, 2008 and September 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company a waiver dated October 14, 2008.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

•

improving gross margins by continued use our integrated route information database to: (1) identify and correct driver pay where our average driver settlement has exceeded competitive market norms for the work performed and (2) identify and implement opportunities to re-design local route structures to optimize the number of drivers retained to perform the contracted deliveries;

•

lower operating and SG&A expenses primarily by reducing headcount, and to a lesser degree, changing or eliminating services and the related costs associated with telecommunications, vehicle expenses, and miscellaneous other activities;

•

increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets including new revenue derived from our expansion in the retail replenishment business;

•	continuing to manage working capital; and

•

replacing its current revolving facility with Wells. We have executed a letter of intent with the U.S. subsidiary of a European bank group, completed due diligence, received credit committee approval from all levels up to the credit staff of the parent bank in Europe on September 25. Developments in the financial markets since that time have slowed the approval process to the point where we were not able to obtain final approval, complete loan documentation and close before the filing deadline for this Annual Report on Form 10-K.

In addition, the Company expects to further improve its cash position in fiscal 2009 with the payment of interest in-kind on its Modified Senior Notes, and the sale of its Canadian subsidiary.

The Company believes that, based on its operating plan, results to date in fiscal 2009 and expected replacement of its revolving credit facility, it will have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum EBITDA or other covenants under its expected replacement revolving credit facility) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Fourth Supplemental Indenture governing the Modified Senior Notes to maintain a minimum cash balance of $3.0 million. As of June 28, 2008, the Company had $4.2 million in cash with no available borrowings under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, qualitative feedback from field management since June 28, 2008 and its expected replacement of its revolving credit facility, the Company believes it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through June 27, 2009.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the slowing economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above, including the replacement of its revolving credit facility as contemplated by the current operating plan. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement, as amended, and the minimum cash requirement under the Fourth Supplemental Indenture. If the Company can not maintain compliance with its covenant requirements and can not obtain appropriate waivers and modifications, the lenders and bondholders may call the debt. If the debt is called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the year ended June 28, 2008, the net decrease in year end cash was $10.2 million compared to a net increase of $12.7 million during the year ended June 30, 2007. As reported in our consolidated statements of cash flows, the (decrease) increase in cash during the years ended June 28, 2008 and June 30, 2007 is summarized as follows (in thousands):

	Fiscal Year Ended
	2008	2007
Cash used to pay interest on Senior Notes	$(9,721)	$—
Cash used for transaction, integration, and restructuring expenses	(2,095)	(8,431)
Cash provided by ongoing operating activities	508	755

Cash used in operating activities	(11,308)	(7,676)
Cash used in investing activities	(1,176)	(53,207)
Cash provided by financing activities	2,278	73,586

Total (decrease) increase in cash	$(10,206)	$12,703

Cash used in operations was $11.3 million for 2008. This use of funds was comprised of a net loss of $64.6 million offset by non-cash expenses of $51.3 million and by net cash provided as a result of working capital changes of $2.0 million.

Cash used in investing activities was $1.2 million for 2008 and consisted of $1.4 million of capital expenditures partly offset by $0.2 million of cash provided from asset sales.

Cash provided from financing activities for 2008 amounted to $2.3 million. The primary sources of cash were net proceeds of approximately $3.0 million from the conversion of warrants to common stock at an exercise price of $7.50 per warrant, $0.6 million from a management stock purchase, and net proceeds of $0.5 million from the Company’s revolving credit facility. This was offset by $0.8 million to repay the Company’s notes payables and capital leases, $0.7 million in fees paid for the recapitalization completed in May 2008, and $0.2 million in repayments made by Peritas of its note payable.

Revolving Credit Facility

On December 22, 2006, the Company and most its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. (“Wells”). Wells is the administrative agent under the revolving credit agreement. The revolving credit agreement, as amended, matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Modified Senior Notes is scheduled to become due and payable under the Fourth Supplemental Indenture (as defined below) or (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit agreement, as amended, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement, as amended. The borrowers’ obligations are joint and several. The Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement, as amended, are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Modified Senior Notes. The revolving credit agreement, as amended, provides for up to $25.0 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. At June 28, 2008, the Company had $3.1 million in letters of credit issued, one of which was for $2.9 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverage.

Borrowings under the revolving credit agreement, as amended, bear interest at a rate equal to, at the borrowers’ option, either a base rate plus an applicable margin of 3.50%, or a LIBOR rate plus an applicable margin of 6.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at June 28, 2008 was 8.50%. In addition to paying interest on outstanding borrowings under the revolving credit agreement, as amended, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement, as amended.

The revolving credit agreement, as amended contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability, to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month, not to exceed minimum levels of driver pay and purchased transportation measured as a percentage of revenue, and to certify compliance on a monthly basis. At June 28, 2008, in accordance with the terms of the agreement, as amended, the Company had no available borrowings.

As a condition to and in connection with executing the Third Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Company’s Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the credit agreement, as amended, proceeds of the sale of the Company’s Canadian subsidiary or certain treasury stock or offerings of equity, (iii) establishes a borrowing base reserve of $400,000 in the event of a sale of the Company’s Canadian subsidiary, and (iv) permits the increase of the interest rate on the Senior Notes from 12.0% to 13.0%.

The Company did not meet its minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and then entered into additional amendments to the credit agreement (see “Overview” within this “Liquidity and Capital Resources” section above).

Modified Senior Notes

In connection with the CD&L acquisition, the Company issued Units, consisting of senior secured notes and warrants. The Senior Notes were issued pursuant to an indenture (the “Indenture”) dated as of July 3, 2006 between the Company and Wells Fargo Bank, N.A., as trustee. The Senior Notes were issued bearing interest at issuance an annual rate of 12%. As discussed below, the annual interest rate increased to 13% in July 2007 and to 18% in May 2008. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.5 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share.

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

Subject to limitations in the second supplemental indenture dated as of December 22, 2006, which prohibits mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility, holders of Senior Notes have the right to cause the Company to redeem, at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders of the Senior Notes also have the right to cause the Company, also subject to limitations in the December 22, 2006 amendment, to redeem at par, up to an additional 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for the Company’s common stock exceeds $2.75 per share ($41.25 per share adjusted for the reverse stock split that occurred on December 6, 2007) for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders of the Senior Notes will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

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

On July 25, 2007, the Company entered into a third supplemental indenture modifying the Indenture governing the Senior Notes. The Supplemental Indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%. The Company received consents from a majority of the Senior Note holders pursuant to a consent solicitation.

On May 19, 2008, the holders of our senior secured notes due 2010 (the “Note Holders” of our “Senior Notes”) consented to a Fourth Supplemental Indenture modifying the indenture governing the Senior Notes. The supplemental indenture (1) allows for interest payments due in June 2008 and December 2008 to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) requires issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value outstanding, (5) increases the interest rate to 18%, (6) reduces the exercise price of the warrants originally issued with the Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) requires the issuance of additional warrants equal to 15% of the common stock of the Company to holders at 105% VWAP (or $0.88 if greater) with a forced conversion feature at 150% of the initial conversion price, (8) replaces existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly EBITDA covenant, (9) waives the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) commits any and all proceeds from certain litigation to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (14) reduces certain executive pay, and (15) provides for Note Holder representation on the Company’s Board of Directors.

Exchange Rates & Inflation

Exchange rates and inflation have not had a significant impact on our operations or cash flows.

Commitments and Significant Contractual Obligations

Not applicable for smaller reporting companies.

Off-Balance Sheet Arrangements

As of June 28, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Peritas was formed in 2004 by MCG Global, then one of our largest investors, with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to independent contractors to service outsourced customer business endeavors. Peritas provided vehicle leases to independent contractors interested in providing outsourced services to some customers on our behalf and we provided administrative services to Peritas, such as collection of vehicle rental fees from independent contractors for a fee.

In 2004, Peritas was purchased from MCG by THLPV. In 2005, Peritas entered into a $3.0 million Loan and Security Agreement with Comerica, of which 35% of the outstanding amounts due under the line were guaranteed by THLPV. As Peritas periodically paid down the borrowings under the line with Comerica, our receivable with Peritas continued to increase. In March 2006, our variable interest in Peritas increased to an amount that exceeded the outstanding balance under the line with Comerica, net of the 35% guarantee from THLPV, and we became the primary beneficiary to absorb a majority of Peritas expected losses.

Peritas was consolidated with our financial statements at July 1, 2006, for the three months then ended, and all subsequent periods presented as required by FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” During fiscal 2008, Peritas sold off its remaining vehicles and repaid its loan to Comerica in full, at which point all operations ceased. Peritas’ results, up through the date operations ceased, remain consolidated with our financial statements for the year ended June 28, 2008.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 is a replacement for APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application of prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material effect on the Company’s financial statements.

In June 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year. We do not believe that the adoption of SFAS 157 will have a material impact on our financial condition.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specific election dates. SFAS 159’s objective is to improve financial reporting by reducing both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 requires companies to provide additional information that will help users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for the Company’s fiscal year beginning June 29, 2008. The Company is in the process of evaluating SFAS 159 and therefore has not yet determined the effect that the adoption will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently assessing the impact of adopting SFAS 141(R).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Velocity Express Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Velocity Express Corporation and subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive loss, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 28, 2008 and June 30, 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred significant recurring operating losses and used cash in its operating activities. In 2008, the Company had a net loss of $64.6 million and used cash in operating activities of $11.3 million. As of June 28, 2008, the Company has a working capital deficiency of $21.8 million and a shareholders’ deficit of $4.4 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    UHY LLP

Hartford, Connecticut

October 14, 2008

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

	June 28, 2008	June 30, 2007
ASSETS
Current assets:
Cash	$4,240	$14,418
Accounts receivable, net of allowance of $1,724 and $3,277 at June 28, 2008 and June 30, 2007, respectively	25,126	32,597
Accounts receivable - other	815	1,250
Prepaid insurance	1,635	3,404
Other prepaid expenses and other current assets	720	1,031

Total current assets	32,536	52,700
Property and equipment, net	6,981	8,457
Assets held for sale	—	101
Goodwill	35,138	81,791
Intangible assets, net	21,333	24,327
Deferred financing costs, net	2,164	6,246
Other assets	3,797	2,888

Total assets	$101,949	$176,510

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Trade accounts payable	$26,533	$28,413
Accrued wages and benefits	4,078	3,643
Accrued legal and claims	4,102	5,854
Accrued insurance and claims	3,075	3,697
Accrued interest	5,708	5,867
Related party liabilities	52	574
Other accrued liabilities	1,705	3,383
Revolving line of credit	7,942	7,467
Current portion of long-term debt	1,152	558

Total current liabilities	54,347	59,456
Long-term debt, less current portion	46,498	55,510
Accrued insurance and claims	538	1,882
Other long-term liabilities	4,992	4,018
Commitments and contingencies
Shareholders’ (deficit) equity:
Preferred stock, $0.004 par value, 299,515 shares authorized 11,763 and 12,239 shares issued and outstanding at June 28, 2008 and June 30, 2007, respectively	68,750	68,902
Common stock, $0.004 par value, 700,000 shares authorized 2,892 and 32,820 shares issued and outstanding at June 28, 2008 and June 30, 2007, respectively	11	131
Stock subscription receivable	(170)	—
Additional paid-in-capital	393,318	376,041
Accumulated deficit	(466,081)	(389,497)
Accumulated other comprehensive (loss) income	(254)	67

Total shareholders’ (deficit) equity	(4,426)	55,644

Total liabilities and shareholders’ (deficit) equity	$101,949	$176,510

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	June 28, 2008	June 30, 2007
Revenue	$340,873	$410,102
Cost of service revenue	253,442	311,820
Depreciation	1,405	238

Gross profit	86,026	98,044

Operating expenses:
Occupancy	18,968	17,855
Selling, general and administrative	69,850	82,614

	88,818	100,469
Transaction and integration costs	501	6,565
Restructuring charges	657	2,807
Goodwill and other asset impairments	46,653	591
Depreciation and amortization	5,476	7,191

Total operating expenses	142,105	117,623

Loss from operations	(56,079)	(19,579)
Other income (expense):
Interest expense, net	(22,104)	(20,257)
Other (including extinguishment gain of $13.9 million in 2008)	13,944	708

Loss before income taxes and minority interest	(64,239)	(39,128)
Income taxes	365	37
Minority interest	—	367

Net loss	$(64,604)	$(39,532)

Net loss applicable to common shareholders	$(76,584)	$(65,991)

Basic and diluted net loss per share	$(27.45)	$(37.95)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,790	1,739

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock		Total Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2006	5,372	$18,618	1,375	$4,547	474	$1,680	3,100	$8,398	—	$—	10,321	$33,243	16,965	$68

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Bond warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Capital distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	(47)	—	—	—	133	—	—	—	(2,434)	—	(2,348)	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	2,668	10
Issuance of Common Stock as consideration in acquisition of CD&L	—	—	—	—	—	—	—	—	—	—	—	—	2,465	10
Issuance of preferred stock	375	1,382	98	361	35	146	166	554	5,034	50,344	5,708	52,787	—	—
Preferred Stock PIK Dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to Common Stock	(1,538)	(5,221)	(481)	(1,486)	(5)	(20)	(1,394)	(4,380)	(372)	(3,673)	(3,790)	(14,780)	10,722	43
Adjustment to stock subscription	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2007	4,209	$14,732	992	$3,422	504	$1,939	1,872	$4,572	4,662	$44,237	12,239	$68,902	32,820	$131

Stock option and warrant expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	7,519	30
Collections on Stock Subscription Receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	14	—	14	—	—
Issuance of preferred stock for dividends paid-in-kind	243	895	51	188	26	104	123	411	285	2,850	728	4,448	—	—
Preferred Stock PIK dividends earned	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to Common Stock	(389)	(1,292)	(279)	(916)	(441)	(1,688)	—	—	(96)	(718)	(1,205)	(4,614)	2,189	9
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Modification to certain warrants exercise price
Reverse Common Stock Split—1 for 15	—	—	—	—	—	—	—	—	—	—	—	—	(39,635)	(159)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance at June 28, 2008	4,063	$14,335	764	$2,694	90	$355	1,995	$4,983	4,851	$46,383	11,763	$68,750	2,893	$11

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (CONTINUED)

(Amounts in thousands)

	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance at July 1, 2006	$(7,543)	$313,489	$(324,200)	$12	$15,069

Stock option and warrant expense	—	461	—	—	461
Warrants issued	—	1,585	—	—	1,585
Bond warrants	—	26,915	—	—	26,915
Capital distribution	7,500	(7,500)	—	—	—
Offering costs	—	(321)	—	—	(2,669)
Issuance of Common Stock	—	2,320	—	—	2,330
Issuance of Common Stock as consideration in acquisition of CD&L	—	3,195	—	—	3,205
Issuance of preferred stock	—	(778)	(3,784)	—	48,225
Preferred Stock PIK Dividends	—	703	(703)	—	—
Beneficial conversion of preferred stock	—	21,235	(21,235)	—	—
Conversion of preferred stock to Common Stock	—	14,737	—	—	—
Adjustment to stock subscription	43	—	(43)	—	—
Net loss	—	—	(39,532)	—	(39,532)
Foreign currency translation	—	—	—	55	55

Comprehensive loss	—	—	—	—	(39,477)

Balance at June 30, 2007	$—	$376,041	$(389,497)	$67	$55,644

Stock option and warrant expense	—	151	—	—	151
Issuance of Common Stock	(1,100)	4,335	—	—	3,265
Collections on Stock Subscription Receivable	930	—	—	—	930
Offering costs	—	(377)	—	—	(363)
Issuance of preferred stock for dividends paid-in-kind	—	(1,099)	(2,644)	—	705
Preferred Stock PIK dividends earned	—	1,557	(2,260)	—	(703)
Beneficial conversion of preferred stock	—	7,076	(7,076)	—	—
Conversion of preferred stock to Common Stock		4,603			(2)
Issuance of warrants	—	262	—	—	262
Modification to certain warrants exercise price		610			610
Reverse Common Stock Split—1 for 15	—	159	—	—	—
Net loss	—	—	(64,604)	—	(64,604)
Foreign currency translation	—	—	—	(321)	(321)

Comprehensive loss	—	—	—	—	(64,925)

Balance at June 28, 2008	$(170)	$393,318	$(466,081)	$(254)	$(4,426)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES
Net loss	$(64,604)	$(39,532)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization of intangibles	6,881	7,429
Accretion of interest and amortization of debt issue costs	11,470	11,759
Stock option and warrant expense	151	461
Change in fair value of settlement liability	—	(627)
Provision for doubtful accounts, trade	64	479
Provision for doubtful accounts, non-trade	145	125
Asset impairments	46,653	591
Gain on debt extinguishment	(13,940)	—
(Gain) loss on the sale of assets	(132)	161
Amortization of unfavorable contracts acquired from CD&L	—	(3,831)
Change in operating assets and liabilities:
Accounts receivable	7,408	9,714
Other current assets	3,168	1,992
Other assets	(1,028)	(776)
Accounts payable	(1,763)	1,302
Accrued liabilities	(5,753)	3,077

Cash used in operating activities	(11,280)	(7,676)
INVESTING ACTIVITIES
Proceeds from sale of assets	237	775
Purchases of property and equipment	(1,413)	(2,383)
Acquisition of CD&L (net of cash acquired of $531)	—	(51,599)

Cash used in investing activities	(1,176)	(53,207)
FINANCING ACTIVITIES
Proceeds from current revolving credit facility, net	475	6,546
Repayments of prior revolving credit agreements, net	—	(20,547)
Repayments of CD&L’s revolving credit facility	—	(9,371)
Proceeds from notes payable and warrants, net	—	63,523
Payments of notes payable and long-term debt	(1,075)	(7,551)
Payments of CD&L’s deller-financed debt from previous acquisitions	—	(1,555)
Fees paid for recapitalization	(721)	—
Proceeds from issuance of preferred stock, net	—	42,541
Proceeds from issuance of common stock, net	3,599	—

Cash provided by financing activities	2,278	73,586

Net change in cash	(10,178)	12,703

Cash, beginning of period	14,418	1,715

Cash, end of period	$4,240	$14,418

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing time definite logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single-business segment.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On July 3, 2006, the Company entered into a merger agreement with CD&L, Inc., (“CD&L”) another leading provider of time definite logistics solutions. Contemporaneously with the signing of the merger agreement, the Company acquired approximately 49% of CD&L’s outstanding common stock. Also on July 3, 2006, the Company entered into voting agreements with certain officers and directors of CD&L, whereby they agreed to vote in favor of the merger (see Note 3 – Acquisition of CD&L, Inc. and Related Transactions). As a result of the foregoing, the Company had control over a majority of CD&L’s voting shares. Consequently, the financial statements of CD&L have been consolidated with those of the Company since July 3, 2006. On August 17, 2006, the Company acquired the remaining outstanding common stock. For the period from July 3, 2006 to August 17, 2006, the Company recorded minority interest for the portion of the CD&L voting shares not controlled. Because of the merger, period-to-period comparisons of the Company’s financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The consolidated financial statements include the financial position and results of operations of Peritas LLC (“Peritas”) as required by FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The accompanying financial statements for the years ended June 28, 2008 and June 30, 2007 include $0.0 million and $0.4 million, respectively, in revenue and $0.0 million and $0.7 million, respectively, of net loss related to Peritas. As of June 28, 2008, Peritas has ceased operations. For a description of the history of Peritas, see Note 4 – Consolidated Financial Interest Entity.

Fiscal Year

The Company’s fiscal year ends the Saturday closest to June 30th. Each quarter consists of a 13-week period ending on a Saturday. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal 2008 and 2007 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2007, the Company changed its estimate for prior period uncollectible accounts receivable, resulting in a benefit of $2.3 million or $0.09 per share.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Revenue from the same-day transportation and distribution/logistics services is recognized when services are rendered to customers.

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to its accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company had one customer that accounted for approximately 16% and 12% of our net revenues in fiscal 2008 and 2007, respectively. No other customers have revenues in excess of 10%. Subsequent to June 28, 2008, an acquisition increased its concentration with our largest customer from approximately 16% to approximately 20%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At June 28, 2008 and June 30, 2007, no single customer had an accounts receivable balance greater than 10% of the Company’s total trade accounts receivable.

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

Amortization expense was $3.0 million and $3.2 million for the years ended June 28, 2008 and June 30, 2007, respectively. Total amortization expense for each of the next five years is estimated to be $2.1 million in each of 2009 – 2013.

The gross carrying amount and accumulated amortization of the Company’s intangible asset is as follows (in thousands):

	Customer Relationships	Non-compete Agreements	Total
Carrying amount	$25,600	$1,900	$27,500
Accumulated amortization	2,223	950	3,173

Net at June 30, 2007	$23,377	$950	$24,327

Carrying amount	$25,600	$—	$25,600
Accumulated amortization	4,267	—	4,267

Net at June 28, 2008	$21,333	$—	$21,333

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Goodwill

The Company accounts for its goodwill in accordance with the provisions of FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142). Under SFAS 142, goodwill and other intangible assets deemed to have indefinite useful lives are not amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. The Company employed the Implied Enterprise Value technique to determine the fair value of Velocity Express based on our publicly traded stock price.

During the fourth quarter of fiscal 2008, the Company recorded a $46.7 million goodwill impairment charge to reduce goodwill to its estimated implied value of $35.1 million. The Company had no impairment charge in 2007.

The following is a rollforward of goodwill:

	2008	2007
Beginning balance	$81,791	$42,830
Acquisition	—	38,961
Impairment	(46,653)	—

Ending balance	$35,138	$81,791

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of the Company’s debt agreements and are being amortized to interest expense using the straight-line method over the terms of the related debt. Accumulated amortization of deferred financing costs was $0.5 million and $2.0 million at June 28, 2008 and June 30, 2007, respectively. Amortization of deferred fees included in the consolidated statement of operations as a component of interest expense was $2.0 million and $3.9 million for the fiscal years ended June 28, 2008 and June 30, 2007, respectively. On May 18, 2008, $3.8 million of deferred financing costs related to the original 12% senior secured notes due 2010 (Original Senior Notes) were expensed and netted against the gain on extinguishment in conjunction with the substantial modification of its Original Senior Notes (see Note 7 – Debt). On July 3, 2006, $1.6 million of deferred financing costs on the Company’s consolidated balance sheet were expensed as an extinguishment loss in conjunction with the payment of the associated debt.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. At June 28, 2008 and June 30, 2007, the Company had $7.9 million and $7.5 million outstanding under its revolving credit facility with Wells Fargo Foothill, respectively, and $86.0 million and $78.2 million outstanding under its senior notes due 2010, respectively. At June 28, 2008 and June 30, 2007, the fair market value of the senior secured notes due 2010 was $43.0 and $70.4 million, respectively based on unobservable inputs and management’s best estimates, including management’s own assumptions about assumptions that market participants would use in pricing the Modified Senior Notes. The carrying amount of the revolving credit facility approximates fair value as the rate of interest on the revolving credit facility approximate current market rates of interest for similar instruments with comparable maturities, and the interest rate is variable.

Income Taxes

The Company recognizes deferred income taxes for the future tax consequences associated with differences between the tax bases of assets and liabilities and on operating loss carryforwards and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established to reduce deferred tax

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Comprehensive Loss

Comprehensive loss was $64.9 million and $39.5 million for the years ended June 28, 2008 and June 30, 2007. The difference between net loss and comprehensive loss in all respective periods related to foreign currency translation adjustments. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated comprehensive (loss) income within the Shareholders’ (deficit) equity section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the year.

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

New Accounting Pronouncements

In June 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which means that it is effective for our fiscal year beginning July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year. We do not believe that the adoption of SFAS 157 will have a material impact on our financial condition.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specific election dates. SFAS 159’s objective is to improve financial reporting by reducing both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 requires companies to provide additional information that will help users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and SFAS 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for the Company’s fiscal year beginning June 29, 2008. The Company is in the process of evaluating SFAS 159 and therefore has not yet determined the effect that the adoption will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The statement applies to all business combinations, including combinations among mutual enterprises. SFAS 141(R) requires all business combinations to be accounted for by applying the acquisition method and is effective for periods beginning on or after December 15, 2008, with early adoption prohibited.

3.	ACQUISITION OF CD&L, INC. AND RELATED TRANSACTIONS

On July 3, 2006, the Company, its wholly owned subsidiary CD&L Acquisition Corp (“Merger Sub”) and CD&L, entered into an agreement and plan of merger (the “Merger Agreement”) to acquire CD&L. CD&L was another leading provider of time-definite logistics solutions.

The primary reasons for the acquisition were to achieve the following strategic and financial benefits:

•	increased market coverage due to a combination of routes of the two companies providing our customers with a broader national reach;

•

superior customer service using our proprietary track and trace and electronic signature capture technology, which we believe is the industry’s best service offering in the time definite delivery industry;

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

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

•	repaid approximately $20.5 million of the Company’s indebtedness owed to Bank of America, N.A.;

•	repaid approximately $5.8 million of the Company’s indebtedness owed to BET Associates, LP.

At the closing of the Merger on August 17, 2006, the Company:

•	Acquired the remaining 51% of CD&L’s outstanding common stock;

•	repaid approximately $9.6 million of indebtedness owed by CD&L to Bank of America, N.A.;

•	paid off approximately $1.6 million of CD&L seller-financed debt from previous acquisitions; and

•	paid $1.0 million to the former Chairman and Chief Executive Officer of CD&L in fulfillment of the change of control provision in his employment agreement.

On August 21, 2006, the Company sold an additional 500,000 shares of Series Q Preferred Stock.

In total, the aggregate net cash proceeds from the sale of the Units were approximately $63.5 million and from the sales of the Series Q Preferred Stock were approximately $42.5 million. Approximately $51.6 million of the proceeds were used to finance the CD&L acquisition, approximately $26.3 million were used to repay indebtedness owed by us to Bank of America, N.A. ($20.5 million), and to BET Associates, LP ($5.8 million), approximately $1.6 million were used to repay CD&L seller-financed debt from previous acquisitions, approximately $9.4 million were used to repay CD&L’s line of credit facility and $17.2 million was retained for general corporate purposes.

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

The purchase price for CD&L was determined in negotiations with the Board of Directors of CD&L and the holders of CD&L’s Series A Convertible Preferred Stock. The $3.00 price paid for most CD&L common shares represented a 34% premium to the closing market price of CD&L common shares on June 23, 2006 the day the final terms of the transaction were agreed. The determination of the value of CD&L’s tangible and intangible assets and goodwill included in these financial statements was determined by management with the assistance from independent valuation consultants.

CD&L Series A Preferred Stock, Common Stock and Warrant Purchase Agreements

On July 3, 2006, the Company entered into a Series A Preferred Stock and Warrant Purchase Agreement with BNP Paribas (“Paribas”) and two Series A Preferred Stock, Common Stock and Warrant Purchase

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

CD&L Series A Convertible Subordinated Debenture Purchase Agreement

On July 3, 2006, the Company entered into a Series A Convertible Subordinated Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with the 14 individuals who held all of CD&L’s Series A Convertible Notes in the aggregate principal amount of $4.0 million, including Mark Carlesimo, the former General Counsel of CD&L and the Company’s current Executive Vice President, General Counsel, and Secretary. Under the Debenture Purchase Agreement, the Company purchased the Series A Convertible Notes for an aggregate price of $12,795,276.

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

CD&L Seller-Financed Debt

Contemporaneously with the Company’s merger with CD&L, the Company was obligated under the Indenture for the Company’s Senior Notes to satisfy all indebtedness of CD&L. That indebtedness included four

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

promissory notes in an aggregate principal amount of approximately $1.6 million (the “CD&L Seller Notes”) and a letter of credit issued by Bank of America for the account of CD&L in the approximate amount of $3.8 million (the “CD&L Letter of Credit”). In addition, the Company chose to cash collateralize the CD&L Letter of Credit until December 22, 2006, when it put in place a working capital line of credit under which a replacement letter of credit was issued. See Note 7 – Debt for further discussion of the terms of the replacement revolving credit facility.

Amended Agreement with Financial Advisor

On November 7, 2006, the Company and Meritage Capital Advisors LLC (“Meritage”) entered into a letter agreement (the “2006 Letter Agreement”), pursuant to which the Company and Meritage agreed to amend certain terms of their letter agreement dated September 1, 2005 (the “2005 Letter Agreement”). Pursuant to the 2006 Letter Agreement, the Company agreed, as consideration for the financial advisory services Meritage provided to the Company pursuant to the 2005 Letter Agreement, to (i) pay to Meritage $150,000 in cash, (ii) issue 45,000 shares of the Company’s Series Q Convertible Preferred Stock, $0.004 par value per share (the “Series Q Preferred”) valued at the price of the preferred stock sold for cash and (iii) reimburse Meritage for certain out-of-pocket expenses. The issuance of the 45,000 shares of Series Q Preferred to Meritage and our agreement to register the resale of the Conversion Shares was approved by the Company’s stockholders in connection with the CD&L acquisition and other related transactions.

Purchase Accounting

The acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of CD&L from July 3, 2006. The Company recorded a minority interest for the portion of CD&L not controlled for the period from July 3, 2006 to August 17, 2006 when the minority interest was acquired. The combined purchase price of $63.2 million is comprised of $52.1 million in cash, 2,465,418 shares of common stock valued at $1.31 per share, 3,205 Senior Notes due 2010 with attached warrants (see Note 7–Debt) valued at $3.0 million, and transaction costs of $4.8 million. The purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company engaged a third party to assist with the valuation of certain acquired intangibles. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, of $39.0 million was allocated to goodwill.

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

Intangible assets recorded on the CD&L acquisition are being amortized on a straight-line basis over their estimated remaining lives and have zero residual value. Customer relationships are amortized over twelve years and the non-compete agreements were amortized over the life of the agreements, two years.

During 2007, Company recorded various adjustments to the estimated CD&L liabilities dated as of July 3, 2006 as more information became available regarding the obligations, permitting the Company to make a better estimate of the amount of their ultimate settlement, or the obligations were actually settled in cash for amounts that were different than estimated at the time of the acquisition. The adjustments of these liabilities resulted in an increase to goodwill recorded on the CD&L acquisition.

In the fourth quarter of 2007, the Company made the following adjustments to goodwill in finalizing the allocation of the purchase price to assets and liabilities:

•	$3.3 million reduction to the preliminary fair market value assigned to the acquired customer relationships intangible asset;

•	an increase in assumed liabilities of $2.9 million associated with the determination of the fair market value of a pre-acquisition contingent liability; and

•	$3.8 million related to unfavorable contracts (see below).

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

We believe that these contracts contain unfavorable terms and conditions and thus represent unfavorable contracts when compared to market rates and other contractual provisions of comparable customers in the same vertical market. As a result, unfavorable contract liabilities of $1.4 million for the driver pay associated with fixed dedicated routes, and $1.5 million for the below market billing rates were recorded at the acquisition date. Twelve months of excess driver pay liability was amortized into operations during fiscal 2007 reducing the Company’s driver pay expense in our consolidated statement of operations; and twelve months of the below market billing rates liability was amortized into operations during fiscal 2007 and is classified as revenue in our consolidated statement of operations. As of June 30, 2007, these unfavorable contracts were fully amortized.

Velocity Express acquired a non cancelable contract with a significant financial services customer from CD&L dated February 2004 that stipulates that CD&L carry, at its own expense, secure and maintain specified levels of insurance. We believe that this contract contained unfavorable terms and conditions and thus represented an unfavorable contract when compared to similar contractual provisions and comparable customers in the financial services vertical market. As a result, an unfavorable contract liability of $0.5 million for excess insurance premiums was recorded at the acquisition date. $0.1 million and $0.4 million of the excess premium liability was amortized into operations during 2008 and 2007, respectively, reducing the Company’s cost of sales in our consolidated statements of operations. As of June 28, 2008, the excess premium liability was fully amortized.

Velocity Express acquired a contract with a financial services customer from CD&L dated March 2005 that stipulates that this customer has sole discretion to discontinue or delete delivery routes. We believe that this contract contains unfavorable terms and conditions and thus represents an unfavorable contract when compared to similar contractual provisions of comparable customers in the financial services vertical market. As a result, an unfavorable contract liability of $0.2 million for the driver pay associated with fixed dedicated routes was recorded at the acquisition date. Ten months of excess driver pay liability was amortized into operations during fiscal 2007 reducing the Company’s driver pay expense in our consolidated statement of operations. As of June 30, 2007, this unfavorable contract was fully amortized.

Velocity Express acquired three contracts with a transportation and logistics customer from CD&L dated March 2002, May 2002, and April 2004 that prevent Velocity Express from re-routing pre-determined fixed dedicated routes. We believe that this contract also contains unfavorable terms and conditions and thus represents an unfavorable contract. As a result, an unfavorable contract liability of $0.2 million for the driver pay associated with fixed dedicated routes was recorded at the acquisition date. Eleven months of excess driver pay liability was amortized into operations during fiscal 2007 reducing the Company’s driver pay expense in our consolidated statement of operations. As of June 30, 2007, this unfavorable contract was fully amortized.

In total, the Company amortized into operations $0.1 million and $3.8 million of unfavorable contract liabilities during fiscal 2008 and 2007, respectively.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Unaudited Pro Forma Financial Information

The following table summarizes the unaudited pro forma financial information for the acquisition and the related financing as if the acquisition of CD&L had been consummated on July 2, 2006 under the purchase method of accounting (dollars in thousands, except per share amounts):

For the year ended June 30, 2007
Revenue	$410,102
Net loss	$(39,165)

Basic and diluted net loss per share (1)	$(37.74)

(1)	Adjusted to reflect the 1 – for – 15 reverse stock split.

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

During May 2004 the Company entered into a business venture designed to provide both the manpower and the vehicle fleet to service, first—a major customer and, subsequently—a growing market demand. This major customer’s desire to outsource its delivery operation and related vehicle fleet provided the genesis for this new business venture, named Peritas LLC (“Peritas”), a variable interest entity. It was formed by MCG Global (“MCG”), one of the Company’s largest investors at that time with a strategic objective to acquire a fleet of vehicles and to lease such vehicles to independent contractors (“ICs”) to service outsourced customer business endeavors. Peritas provided vehicle leases to ICs interested in providing outsourced services to some customers on behalf of Velocity and Velocity provided administrative services to Peritas such as collection of vehicle rental fees from independent contractors for a fee.

Advances from Velocity to Peritas exceeded amounts collected from independent contractors by Velocity on behalf of Peritas. The resulting receivable generated was deemed a variable interest in Peritas.

During November 2004, Peritas was purchased from MCG by TH Lee Putnam Ventures (“THLPV”), another of Velocity’s significant investors at that time. Peritas also entered into a $3.0 million Loan and Security Agreement with Comerica in the second quarter of fiscal 2005, of which 35% of the outstanding amounts due under the line were guaranteed by THLPV. As a result of borrowings under the new Agreement, Comerica’s outstanding debt, net of the 35% guarantee from THLPV, exceeded Velocity’s variable interest in Peritas, and as such, Comerica was the primary beneficiary to absorb a majority of Peritas expected losses.

During fiscal 2006, as Peritas periodically paid down the borrowings under the loan with Comerica, Velocity’s receivable with Peritas continued to increase. In March, 2006, Velocity’s variable interest in Peritas increased to an amount that exceeded the outstanding balance under the line with Comerica, net of the 35% guarantee from THLPV; and Velocity became the primary beneficiary to absorb a majority of Peritas’ expected

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

losses. Accordingly, Peritas was consolidated with the Company’s financial statements at July 1, 2006, for the three months then ended, and all subsequent periods presented as required by FIN 46(R). Upon consolidation, the Company recorded Peritas assets and liabilities at their historical carrying value of $1.1 million and $2.2 million, respectively, due to common ownership. Peritas’ accumulated losses of $1.1 million were recognized by the Company as an expense in the fourth quarter of fiscal 2006. The accompanying financial statements for the years ended June 28, 2008 and June 30, 2007 include $0.0 million and $0.4 million, respectively, in revenue and $0.0 million and $0.7 million, respectively, of net loss related to Peritas. During fiscal 2008, Peritas sold off its remaining vehicles and repaid its loan to Comerica in full, at which point all operations ceased. Peritas’ results, up through the date operations ceased, remain consolidated with our financial statements for the year ended June 28, 2008.

5.	RESTRUCTURING CHARGES

During fiscal 2007, in connection with the integration of CD&L, the Company’s management commenced its integration plan which included staff reduction of approximately 200 employees due to redundant positions, a retention incentive program for key individuals of CD&L and the designation of 39 operating centers for closure. In connection with this integration plan, the Company recorded restructuring charges of approximately $0.4 million related to severance costs and retention incentives and approximately $2.4 million in lease termination costs related to the 39 facilities which closed during the fiscal year. In addition, the Company revised previously recorded costs by approximately $33,000 for revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings.

During fiscal 2008, in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition, the Company’s management commenced two restructuring plans, both of which primarily included staff reductions totaling approximately 200 employees resulting in severance costs totaling approximately $0.3 million. In addition, the Company revised previously recorded costs by approximately $0.4 million for revisions in the Company’s estimates of previously recorded costs associated with prior period restructurings as well as the cost of maintaining the utilities in these vacated facilities as contractually obligated.

Approximately $0.5 million of the liability remained accrued at June 28, 2008, which is included with current accrued liabilities in the Company’s consolidated balance sheet.

A summary of the restructuring liabilities and the activity for the years ended June 28, 2008 and June 30, 2007 is as follows (amounts in thousands):

	Restructuring Liabilities July 1, 2006	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities June 30, 2007	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities June 28, 2008
Employee termination benefits	$161	$382	$(455)	$(56)	$32	$297	$(322)	$—	$7
Lease termination costs	266	2,392	(1,898)	179	939	—	(785)	360	514
Other	90	—	—	(90)	—				—

	$517	$2,774	$(2,353)	$33	$971	$297	$(1,107)	$360	$521

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 28, 2008	June 30, 2007
Buildings and leasehold improvements	$3,054	$2,699
Furniture, equipment and vehicles	12,137	9,194
Computer Software	15,958	16,865

	31,148	28,758
Less accumulated depreciation	(24,167)	(20,301)

	$6,981	$8,457

The Company had equipment and vehicles under capital leases with a cost of $3.3 million and $1.1 million and accumulated depreciation of $1.2 million and $0.2 million as of June 28, 2008 and June 30, 2007, respectively.

Additional vehicles held by Peritas were classified as assets held for sale at June 30, 2007. Losses recognized in conjunction with the write down of these vehicles to fair-value were approximately $0.5 million in 2007. Such losses are included in asset impairments on the Company’s consolidated statements of operations. At June 30, 2007, the carrying value of the vehicles was $0.1 million. Peritas sold all of its remaining vehicles during the first quarter of fiscal year 2008.

Depreciation expense was $3.9 million and $4.3 million in 2008 and 2007, respectively.

7.	DEBT

Revolving Credit Facility

On December 22, 2006, the Company and some its subsidiaries entered into a senior secured revolving credit agreement with a syndicate of lenders led by Wells Fargo Foothill, Inc. (“Wells”). Wells is the administrative agent under the revolving credit agreement. The revolving credit agreement, as amended, matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Modified Senior Notes is scheduled to become due and payable under the Indenture (as defined below) or (ii) December 22, 2011. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries and foreign subsidiaries) is a borrower under the revolving credit agreement, as amended, and CD&L and the Company have guaranteed the borrowers’ obligations under the revolving credit agreement, as amended. The borrowers’ obligations are joint and several. The Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement, as amended, are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Modified Senior Notes. The revolving credit agreement, as amended, provides for up to $25 million of aggregate financing, $11.0 million of which may be in the form of letters of credit. Initially the Company could borrow up to $12.0 million, including letters of credit. The Company can increase borrowings to $25.0 million upon the achievement of certain financial performance measures. At closing, Wells, issued two letters of credit: one for $3.0 million to secure the Company’s and its subsidiaries’ cash management obligations with respect to bank accounts maintained by the Company and its subsidiaries with Wells Fargo Bank, N.A. and a second for $3.5 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverage. In June 2007 the letter of credit with Wells Fargo Bank, N.A. was reduced by $1.5 million and the letter of credit issued to the captive insurance company was reduced by $0.6 million. In September 2007, the

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

letter of credit securing the Company and its subsidiaries’ cash management obligations was reduced to zero as the Company moved its cash management obligations to another financial institution. At June 28, 2008, the Company had $3.1 million in letters of credit issued, one of which was for $2.9 million to collateralize its participation in the captive insurance company that provides certain of its insurance coverage.

Borrowings under the revolving credit agreement, as amended, bear interest at a rate equal to, at the borrowers’ option, either a base rate plus an applicable margin of 3.5%, or a LIBOR rate plus an applicable margin of 6.0%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at June 28, 2008 was 8.5%. In addition to paying interest on outstanding borrowings under the revolving credit agreement, as amended, the borrowers are also required to pay a letter of credit fee that accrues at a rate equal to 2.50% per year multiplied by the average daily balance of the undrawn amount of all outstanding letters of credit. The borrowers are required to pay an issuance charge to the issuing lender of 0.825% per year (such rate subject to change). The borrowers are also required to pay customary fees of the administrative agent, as well as costs and expenses of the administrative agent and the lenders, arising in connection with the revolving credit agreement, as amended.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes a specified financial covenant requiring the borrowers to achieve a minimum EBITDA (as defined in the revolving credit agreement, as amended), measured at the end of each fiscal month, not to exceed minimum levels of driver pay and purchased transportation measured as a percentage of revenue, and to certify compliance on a monthly basis. At June 28, 2008, in accordance with the terms of the agreement, as amended, the Company had no available borrowings.

The Company did not meet its minimum EBITDA levels contained in its credit agreement, as amended, for the periods ending March 31, 2007, July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender, under the credit agreement granted the Company waivers and entered into amended agreements which provided for, among other things, (1) revised monthly minimum EBITDA requirements, (2) minimum levels of driver pay and purchased transportation measured as percentages of revenue, (3) an increase in the interest rate of 150 basis points in LIBOR margin (from 2.5% to 4.0%), and (4) revised reporting requirements with Wells, in its capacity as agent and lender.

The Company did not meet the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008 and March 29, 2008 and did not meet the minimum driver pay and purchased transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and then entered into additional amendments to the credit agreement, two of which dated April 30, 2008 and May 19, 2008 provided for, among other things, (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) new financial reporting requirements, (3) revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue, (4) the requirement to have a special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 30, 2008, by $37,500 per week from December 1, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full, and (5) defining certain milestones to achieve toward obtaining replacement financing of the Company revolving credit facility. In the event these

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

milestones are not achieved, the Company would be subject to an additional $500,000 fee. Velocity did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company again did not meet the covenant for minimum driver pay and purchased transportation cost as a percentage of revenue for the four three-week periods ended June 13, 2008, July 11, 2008, August 15, 2008 and September 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company a waiver dated October 14, 2008.

As a condition to and in connection with executing the Third Supplemental Indenture to the Senior Notes described below, the Company entered into an amendment, effective as of July 13, 2007, to the revolving credit agreement. The Amendment: (i) permits the sale of the Company’s Canadian subsidiary (or the assets thereof), (ii) provides that the Company need not apply to repay borrowings under the Credit Agreement, as amended, proceeds of the sale of the Company’s Canadian subsidiary or certain treasury stock or offerings of equity, (iii) establishes a borrowing base reserve of $400,000 in the event of a sale of the Company’s Canadian subsidiary and (iv) permits the increase of the interest rate on the Senior Notes from 12.0% to 13.0%.

Long Term Debt

Long-term debt consists of the following:

	June 28 2008	June 30 2007
	(Amounts in thousands)
Senior Notes, net of discount of $40,482 and $23,507, respectively	$45,543	$54,698
Variable interest entity note	—	230
Capital leases	1,969	982
Other	138	158

	47,650	56,068
Current maturities	(1,152)	(558)

Total Long Term Debt	$46,498	$55,510

On May 18, 2008, $16.6 million of unamortized debt discount related to the Original Senior Notes was expensed and netted against the gain on extinguishment in conjunction with the substantial modification of its Original Senior Notes described below.

The future maturities of long-term debt consist of the following (amounts in thousands):

	Senior Notes	Other	Total
Fiscal year:
2009	$—	$1,152	$1,152
2010	86,025	494	86,519
2011	—	187	187
2012	—	274	274
Thereafter	—	—	—

	$86,025	$2,107	$88,132

Senior Notes

In connection with the CD&L acquisition, on July 3, 2006, the Company issued $78.2 million in aggregate principal amount of Original Senior Notes due June 30, 2010 in a private placement transaction pursuant to an

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

indenture (the “Indenture”) dated as of July 3, 2006 among the Company, certain of its subsidiaries and Wells Fargo, N.A., as trustee. The Senior Notes were issued at a discount of 5.66% of face value. The net proceeds from the sale of the Senior Notes, after deducting the discount and estimated offering expenses payable by the Company, were approximately $63.5 million. The Senior Notes were issued in units comprised of (a) $1,000 in aggregate principal amount at maturity of Original Senior Notes and (b) a warrant to purchase 345 shares of the Company’s common stock exercisable at $1.45 per share ($21.75 per share adjusted for the reverse stock split that occurred on December 6, 2007).

$46.9 million of the net proceeds of the offering of the Original Senior Notes and related warrants were allocated to the Original Senior Notes and $26.9 million of the net proceeds were allocated to the warrants based on their relative fair values. The Company is accreting the difference between the carrying amount of the Original Senior Notes and their face value over the remaining term using the effective interest method. Total debt discount accretion in 2008 and 2007 was $9.5 million and $7.8 million, respectively. The effective annual cost on the Original Senior Notes was 32.8%.

The Original Senior Notes were issued bearing interest at an annual rate of 12% at June 30, 2007. As discussed below, the annual interest rate increased to 13% in July 2007 and to 18% in May 2008. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. Beginning 90 days after issuance, the Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes, with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

Subject to limitations in the second supplemental indenture dated December 22, 2006, which prohibits mandatory redemption of Senior Notes if there are outstanding obligations under the revolving credit facility, holders of Senior Notes have the right to cause the Company to redeem, at par, up to 25% of the original principal amount of Senior Notes if the Company’s consolidated cash flow, for the period of four consecutive fiscal quarters preceding the second anniversary of the issue date, is less than $20 million. The holders also have the right to cause the Company to redeem subject to certain exceptions (including there being any outstanding obligations under the revolving credit facility), at par, up to an additional 25% of the original principal amount of Senior Notes if our consolidated cash flow, for the period of four consecutive fiscal quarters preceding the third anniversary of the issue date, is less than $25 million. The holders’ right to cause the Company to redeem Senior Notes will terminate under certain circumstances, if at or prior to such second or third anniversary date the volume-weighted average trading price for Velocity common stock exceeds $2.75 per share ($41.25 per share adjusted for the reverse stock split that occurred on December 6, 2007) for any 20 trading days within any consecutive 30-trading-day period from the issue date through such anniversary date. Upon a change of control, holders will also have the right to require the Company to repurchase all or any part of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof.

The Indenture, as amended, contains restrictive covenants regarding the ability of the Company and its restricted subsidiaries to incur additional indebtedness and issue preferred stock, make restricted payments, incur liens, enter into asset sales, enter into transactions with affiliates, enter into sale and leaseback transactions, consolidate, merge and sell all or substantially all of their assets, enter into a new senior credit facility (or refinance any such facility) without giving the holders a right of first refusal to provide such financing and other covenants customary for similar transactions. In addition, it required the Company to maintain $4.0 million of cash, and cash equivalents and a minimum of $30.0 million of cash, cash equivalents and qualified accounts receivable for the first year following the merger, increasing to $31 million for the second year and then increasing by $2.0 million per year on each anniversary date until maturity. The indenture contains customary events of default.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing their Senior Notes. The supplemental indenture (1) temporarily reduces the requirement that the Company maintain at all times cash and cash equivalents subject to specified liens under the minimum cash covenant to $4.0 million through March 15, 2008, which becomes a permanent reduction upon satisfaction of certain conditions; (2) waives the requirement in the debt incurrence covenant regarding the reduction of the credit facility basket with respect to the possible sale of the Company’s Canadian subsidiary and (3) waives the requirement in the asset sales covenant that requires a permanent reduction in credit facilities from the net proceeds of asset sales with respect to the possible sale of the Company’s Canadian subsidiary. An allonge to the existing Senior Notes also raises the interest rate payable on the Notes from 12.0% to 13.0%.

On May 19, 2008, the holders of our senior secured notes due 2010 (the “Note Holders” of our “Senior Notes”) consented to a Fourth Supplemental Indenture modifying the indenture governing the Senior Notes. The supplemental indenture (1) allows for interest payments due in June 2008 and December 2008 to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) requires issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value outstanding, (5) increases the interest rate to 18%, (6) reduces the exercise price of the warrants originally issued with the Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) requires the issuance of additional warrants equal to 15% of the common stock of the Company to holders at 105% VWAP (or $0.88 if greater) with a forced conversion feature at 150% of the initial conversion price, (8) replaces existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly EBITDA covenant, (9) waives the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) commits any and all proceeds from certain litigation to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Senior Notes subject to the rights of the revolving credit facility provider, (14) reduces certain executive pay, and (15) provides for Note Holder representation on the Company’s Board of Directors.

In accordance with the provisions of EITF 96-19, the substantial modification of the terms of the indenture has been accounted for as an extinguishment of the existing debt and the issuance of new debt. Consequently, the Modified Senior Notes and issuance of $7.8 million additional Modified Senior Notes as consideration for the Fourth Supplemental Indenture were recorded at their estimated fair value of $43.0 million. The Original Senior Notes, with a carrying value of $61.6 million, were written off and included in the computation of the gain on debt extinguishment. The Company recorded a (non-cash) gain on the extinguishment of debt in the fourth quarter of 2008 of $13.9 million. The (non-cash) gain on the extinguishment of debt was recorded as a

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

component of other expense below the loss from operations. The reduction in the warrant exercise price and issuance of new warrants triggered anti-dilution provisions in the Series M, Series N, Series O, Series P, and Series Q Convertible Preferred Stock that adjusted the applicable conversion prices of such preferred stock downward, and cause changes to the net loss applicable to common stockholders of $2.4 million from beneficial conversion features on Series N, Series O, Series P, and Series Q Convertible Preferred Stock. Such adjustment had a dilutive effect on our existing common stockholders.

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

Interest on the equipment advances accrued at a rate of prime plus 1% which was due on the first calendar day of each month during the term of the agreement. Any equipment advances outstanding on March 19, 2005 were payable in forty-two equal monthly installments of principal, plus all accrued interest, beginning on first business day following March 19, 2005 and continuing on the same days of each month thereafter through July 19, 2008, at which time all amounts due in connection with the equipment advances and all other amounts due under this agreement, were to become immediately due and payable. During fiscal 2008, all outstanding principal balance and accrued interest was paid in full.

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

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 999,515,270 shares of capital stock, consisting of 700,000,000 shares of common stock and 299,515,270 shares of preferred stock, par value $.004 per share. Of such preferred stock, we have designated 7,500,000 shares as Series M Convertible Preferred Stock; 2,544,098 shares as Series N Convertible Preferred Stock; 1,625,000 shares as Series O Convertible Preferred Stock; 5,022,000 shares as Series P Convertible Preferred Stock and 9,704,813 shares as series Q Convertible Preferred Stock.

The Company received a notice on June 29, 2007 from the NASDAQ Capital Stock Market (“NASDAQ”) that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We had a period of 180 days, until December 26, 2007, to attain compliance by maintaining a bid price of $1 for ten consecutive trading days.

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

On December 27, 2007 Velocity received a letter from NASDAQ informing them that the Company’s common stock price has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, Velocity regained compliance with Marketplace Rule 4310 (c) (4). The reverse stock split assisted the Company in satisfying the continued listing requirements of the NASDAQ Stock Market.

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

The Company received another notice on June 19, 2008 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We have a period of 180 days, until December 16, 2008, to attain compliance by maintaining a bid price of $1 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by December 16, 2008, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ’s listing requirements.

We also received a notice on September 5, 2008 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we are unable to demonstrate minimum market value

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

compliance by December 4, 2008, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ listing requirements.

The Company may also receive further notices from NASDAQ with respect to compliance with the minimum stockholders’ equity requirement under NASDAQ Rules. The Company is currently considering actions that may allow it to regain compliance with the NASDAQ continued listing standards and maintain its NASDAQ listing. There is no assurance that the Company will be able to take any of these actions or that any of the actions will be sufficient to allow the Company’s NASDAQ listing to continue or for how long such listing will continue.

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

Common stock

During fiscal 2008, the Company issued approximately 48,000; 34,000, 59,000 and 60,000 reverse stock split adjusted shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, Series O Convertible Preferred Stock, and Series Q Convertible Preferred Stock, respectively, within original terms of each respective agreement.

During fiscal 2008, the Company issued 432,081 reverse stock split adjusted shares of common stock upon the exercise of common stock warrants. See Note 9. Equity Compensation Plans.

During fiscal 2006, the Company issued 500,000 pre reverse stock split shares of common stock in accordance with the settlement agreement and mutual release entered into as of December 7, 2005 with Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (the “Settlement Agreement”) for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between the Company (formerly Corporate Express Delivery Systems, Inc.) and Mobile Information Systems, Inc. During fiscal 2007, the Company issued an additional 2,356,190 pre reverse stock split adjusted shares of common stock with a value of $1.7 million in accordance with the Settlement Agreement. The issuance of the additional common shares in 2007 concluded the Settlement Agreement. In addition, such issuance prompted an event of dilution, whereby the conversion ratio of Series M,

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

N, O, and P Convertible Preferred Stock was adjusted in accordance with their anti-dilution provisions. See Note 13. Commitments and Contingencies.

During fiscal 2007, the Company issued approximately (in thousands) 2,465 pre reverse stock split adjusted shares of common stock as consideration for the purchase of CD&L plus 313 pre reverse stock split adjusted shares, with a value of $0.4 million, as payment for services related to the purchase and 2,700; 850; 9; 3,783 and 3,379 pre reverse stock split adjusted shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock, Series N Convertible Preferred Stock, Series O Convertible Preferred Stock, Series P Convertible Preferred Stock and Series Q Convertible Preferred Stock, respectively, within original terms of each respective agreement.

Management Stock Purchase

In June 2007, management of the Company and certain key advisors entered into binding agreements to purchase approximately 66,700 reverse stock split adjusted shares of Common Stock at a purchase price of $16.50 per share. As of June 28, 2008, the Company received $930,000 from management and key advisors. The Company has a stock subscription receivable of approximately $170,000 as of June 28, 2008.

Series Q Convertible Preferred Stock

On July 3, 2006, the Company entered into a Stock Purchase Agreement by and among the Company and certain investors named therein, pursuant to which the Company sold for cash an aggregate of 4,000,000 shares of Series Q Convertible Preferred Stock (“Series Q Preferred”) for net proceeds of $38.2 million. Each share of the Company’s Series Q Preferred is initially convertible into 9.0909 shares of Velocity common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings. Due to the anti-dilution provisions contained in the Series Q Preferred and events that have triggered such provisions, one share of Series Q Preferred stock currently converts to approximately 11.89 shares of common stock. The Company may force holders of Series Q Preferred to convert their shares if the daily weighted average market price of our common stock is equal to or greater than 200 percent of the then applicable Series Q Preferred conversion price for a specified period of time, subject to specified conditions. In addition, for so long as any of these shares are outstanding, the Company may not enter into any equity line of credit, variable or “future-priced” resetting, self-liquidating, adjusting or conditional fund raising, or similar financing arrangements. Based on the pricing of the Series Q Preferred, the sale of the Series Q Preferred contained a beneficial conversion amounting to $13.3 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale with a charge against net loss applicable to common shareholders.

The Company also issued on July 3, 2006 an aggregate of 277,770 shares of Series Q Preferred in consideration of services, determined by the Company to have a value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Preferred offerings and affiliates of THLPV for various services they provided to Velocity.

On August 17, 2006, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold for cash an aggregate of 500,000 shares of Series Q Convertible Preferred Stock (the “Additional Series Q Preferred Stock”) for net proceeds of $4.3 million.

In connection with these offerings, the investors received customary registration rights regarding the shares of common stock issuable upon exercise of the warrants and upon conversion of the Series Q Preferred.

Amended Agreement with Financial Advisor

On November 7, 2006, Velocity and Meritage Capital Advisors LLC (“Meritage”) entered into a letter agreement (the “2006 Letter Agreement”), pursuant to which the Company and Meritage agreed to amend certain

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

terms of their letter agreement dated September 1, 2005 (the “2005 Letter Agreement”). Pursuant to the 2006 Letter Agreement, the Company agreed, as consideration for the financial advisory services Meritage provided to the Company pursuant to the 2005 Letter Agreement, to (i) pay to Meritage $150,000 in cash, (ii) issue 45,000 shares of the Company’s Series Q Preferred and (iii) reimburse Meritage for certain out-of-pocket expenses. The issuance of the 45,000 shares of Series Q Preferred to Meritage and our agreement to register the resale of the Conversion Shares was initially disclosed in our Current Report on Form 8-K filed on July 10, 2006 and was previously approved by the Company’s stockholders in connection with the CD&L acquisition and other related transactions.

Series P Convertible Preferred Stock

On October 14, 2005, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of the Company’s preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. The Series P Preferred has a term of three years (the “Term”) and is entitled to receive a dividend at the rate of eight percent per annum of the Series P Preferred stated value, payable quarterly, in cash or paid-in-kind (“PIK”) shares of Series P Preferred at the option of the Company. Effective July 3, 2006, the holders of Series P Preferred consented to reduce the dividend rate to six percent per annum. Under certain events of default, the dividend rate will convert to 18%. To the extent that the issuance of such PIK shares would result in the Company issuing in excess of 20% of its outstanding Common Stock, the issuance will require the prior approval of the Company’s shareholders. Upon any liquidation, dissolution or winding up of the Company, the Investors of the shares of Series P Preferred shall rank on parity with the holders of the Company’s Series M Convertible Preferred Stock. Originally, each of the Investors had the right, at its option at any time, to convert any shares of Series P Preferred into shares of common stock at an initial conversion ratio of one share of preferred stock to one common share. Due to the anti-dilution provisions contained in the Series P Preferred and events that have triggered such provisions, one share of Series P Preferred stock currently converts to approximately 3.58 shares of common stock. This conversion ratio is subject to certain future adjustments. At any time after the effective date of the Registration Statement and (i) prior to the Term, or (ii) upon a Change of Control, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the Holder 130% of the stated value of the outstanding Series P Preferred together with all accrued dividends. At the end of the Term, the Company shall have the right, but not the obligation, to redeem all or a portion of the shares of Series P Preferred by tendering to the holder 100% of the conversion price together with all accrued but unpaid dividends.

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

Each of the investors has the right, at its option at any time, to convert any such shares of Series O Preferred into such number of fully paid and non assessable whole shares of common stock at an initial conversion ratio of one share of preferred stock to one common share. Due to the anti-dilution provisions contained in the Series O Preferred and events that have prompted such provisions, one share of Series O Preferred converts to approximately 2.58 shares of common stock as of June 28, 2008. This conversion ratio is subject to certain future adjustments.

Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement executed on April 28, 2005, the Company contracted to sell to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred was originally convertible into one common share. Due to the anti-dilution provisions contained in the Series N Preferred and events that have prompted such provisions, one share of Series N Preferred converts to approximately 2.37 shares of common stock as of June 28, 2008. This conversion ratio is subject to certain future adjustments. The proceeds were used for general working capital needs. The Series N Preferred is entitled to receive a dividend paid-in-kind at the rate of six percent per annum of the Series N Preferred stated value of $3.685 per share. Upon any liquidation, dissolution or winding up of the Company the holders of the shares of Series N Preferred shall rank senior to the holders of the Common Stock and holders of the Series O Preferred, but junior to the holders of the Series M Convertible Preferred Stock, the Series P Preferred, and the Series Q Preferred, as to such distributions, and shall be entitled to be paid an amount per share equal to the Series N Preferred stated value plus any accrued and unpaid dividends. The approval of Investors holding at least 62.5% of the outstanding shares of the Series N Preferred is required for certain significant corporate actions, including mergers and sales of substantially all of the Company’s assets. Based on the pricing of the Series N Preferred, the sale of Series N Preferred contained a beneficial conversion amounting to $4.8 million which was recognized as a deemed dividend to preferred shareholders at the time of the sale and a charge against net loss available to common shareholders.

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

Each share of Series M Preferred was originally convertible into one common share. Due to the anti-dilution provisions contained in the Series M Preferred and events that have prompted such provisions, one share of preferred stock converts to approximately 2.37 shares of common stock as of June 28, 2008. This conversion ratio is subject to certain future adjustments.

In each instance of security sale, it is the opinion of the Company that the offering was fair, to the shareholders at the time of the transaction. For Series M Preferred such opinion is supported by a fairness opinion obtained by the Company.

Amendments to Series M, N, O, P and Q Convertible Preferred Stock—On July 3, 2006, the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred and the Series P Preferred consented to ranking junior to the Series Q Preferred in the event of any liquidation or winding up of the Company.

Material Modification to Rights of Security Holders—On October 19, 2006, the Registration Rights Agreements between the Company and the holders of the Series M Preferred, the Series N Preferred, the Series O Preferred, the Series P Preferred and the Series Q Preferred were amended to clarify that liquidated damages would not accrue if, after a Registration Statement covering the registrable securities has been declared effective, the Registration Statement is not available to permit investors to resell the shares of common stock issuable upon conversion of their Preferred Stock because the Company is required to update the Registration Statement in accordance with the applicable rules and regulations of the SEC. This amendment permits the Company not to pay the liquidated damages that would otherwise have been due because the Company suspended the use of the existing shelf Registration Statement in connection with the Merger. As of the filing of this Annual Report on Form 10-K, all outstanding registration statements are effective.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Amendment to Certificate of Incorporation—On October 20, 2006, the Company filed a Certificate of Amendment (the “Amendment”) to its Certificate of Incorporation with the Delaware Secretary of State. Pursuant to the Amendment, each holder of the Company’s Series N Preferred and Series O Preferred (together, the “Preferred Stock”) may, upon delivering written notice to the Company, elect to limit its ability to convert its Preferred Stock, subject to certain exceptions, if such conversion would cause such stockholder, together with its affiliates, to beneficially own a number of shares of the Company’s common stock that would exceed 4.99% of its outstanding shares of common stock.

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

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the above-described Series M private placement, the Series M investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and the Former Senior Lender. Under the terms of the capital contribution agreement, in the event that THLPV elected to not provide further financial support for the Company, THLPV was required to notify the Company’s Former Senior Lender of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the Former Senior Lender agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company issued a warrant to purchase 12,904 reverse stock split adjusted shares of common stock to THLPV. The warrant had an estimated fair value of $2.3 million at the time issued. The term of the warrant is five years and has an exercise price of $0.075 per reverse stock split adjusted share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost and additional paid-in capital.

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the Former Senior Lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the Former Senior Lender acknowledged that in the event that THLPV elected to not provide further financial support for the Company, the maximum amount of the deposit that THLPV may be required to make shall be reduced from $1,950,000 to $1,450,000. On July 3, 2006 the revolving credit facility with the Former Senior Lender was refinanced with the proceeds from the Unit offering, and the capital contribution agreement became null and void, and the remaining $0.6 million of unamortized deferred fees were expensed.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

9.	EQUITY COMPENSATION PLANS

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

The 2000 Plan and the 2004 Plan combined provide for the issuance of up to 335,600 reverse stock split adjusted shares. Options may be granted to employees, directors and consultants. With the exception of the 2000 Plan, option prices are not less than the fair market value of the Company’s common stock on the date of grant. In the case of the 2000 Plan, non-statutory options were granted at not less than 85% of the fair market value of the Company’s common stock on the date of grant. The majority of the options vest annually in equal amounts over a two-year period. The 2000 Plan also allows for the issuance of performance shares or restricted stock. As of June 28, 2008, and June 30, 2007, there were 58 reverse stock split adjusted shares of restricted stock outstanding.

The Company had 287,470 reverse stock split adjusted shares available for grants under the option plans at June 28, 2008.

There were no stock options granted in 2008 or 2007.

A summary of the status of the Company’s outstanding stock options as of June 28, 2008 and activity during the year then ended (adjusted for the 1 – for – 15 reverse stock split) is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance - Options Outstanding at June 30, 2007	33,675	$342.45
Granted	—	—
Exercised	—	—
Expired/Forfeited	(5,493)	109.19

Options outstanding and exercisable, June 28, 2008	28,182	$396.80	$7.32 years	$—

As of June 28, 2008 there was no unrecognized compensation cost related to stock options.

There were no exercises of stock options during the three years ended June 28, 2008.

Warrants

In connection with a consent solicitation from the holders of the Original Senior Notes, in July 2007, the Company raised approximately $3.0 million from the exercise of approximately 400,000 reverse stock split adjusted warrants in exchange for 432,081 reverse stock split adjusted shares of common stock. The warrants were exercised by the holders of the Original Senior Notes at an exercise price of $7.50 per warrant. Conditions for the consents included the sale of the warrants and an increase of the interest rate to 13%. The warrants

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

exercised contained an original exercise price of $1.45 per warrant, adjusted to $21.75 for the reverse stock split; the inducement reducing the exercise price by $14.25, from $21.75 to $7.50. The reduction in exercise price did not have any accounting consequence since the fair value of the modified warrant was less than the fair value of the original warrant immediately prior to the modification.

As consideration for the Fourth Supplemental Indenture on May 18, 2008, the Company issued warrants with an estimated value of $0.3 million to purchase 433,855 reverse stock split adjusted shares of common stock, which was charged against the gain on extinguishment in conjunction with the substantial modification of its Original Senior Notes (see Note 7 – Debt).

Also as consideration for the Fourth Supplemental Indenture on May 18, 2008, the Company agreed to reduce the warrant exercise price by $16.21, from $17.56 to $1.35. A charge of $0.6 million for the modification to the warrant exercise price, measured as the excess of the fair value of the modified warrants over the fair value of the warrants immediately prior to the modification, was charged against the gain on extinguishment in conjunction with the substantial modification of its Original Senior Notes (see Note 7 – Debt).

As part of the Units, the Company issued warrants to purchase an aggregate of 1,798,715 reverse stock split adjusted shares of the Company’s common stock at an initial exercise price of $21.75 per share, subject to adjustment. The term of these warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of the Company’s common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, the Company also issued warrants on July 3, 2006 to purchase 53,167 reverse stock split adjusted shares of the Company’s common stock to affiliates of THLPV, in consideration of services provided by one or more of these parties, at an exercise price of $0.15 per share. The warrants issued to affiliates of THLPV have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise to affiliates of THLPV. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., was one of our directors.

The Company also issued warrants on July 3, 2006 to purchase 26,667 reverse stock split adjusted shares of the Company’s common stock other advisors in consideration of services provided, at an exercise price of $22.50 per share.

A summary of the status of the Company’s common stock warrants outstanding as of June 28, 2008 and activity during the year then ended (adjusted for the 1 – for – 15 reverse stock split) is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	1,984,831	$22.31
Granted	433,855	$0.88
Exercised	(400,253)	$7.50
Forfeit/Expired	(11,705)	$21.70

Warrants outstanding and exercisable, June 28, 2008	2,006,728	$3.89	2.47 years	$41

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

10.	EMPLOYEE BENEFIT PLANS

Defined Contribution Retirement Plan

The Company has defined contribution retirement plans (the “Plans”). All full-time employees of the Company located in the United States are eligible to participate in the Plans. Company contributions to these plans are discretionary. The Company made no matching contributions for fiscal years 2008, 2007 or 2006.

The Company’s Canadian subsidiary has a Registered Retirement Savings Plan (RRSP). All full time employees of the Canadian subsidiary are eligible to participate in the plan upon successful completion of their probationary period. Participating employees must contribute a minimum of 3% of their earnings and the Company will match this 3% contribution. Employees may contribute more to the plan if they wish to the maximum allowable as set by the Canada Revenue Agency. The Company made contributions of $49,561 and $47,913 for fiscal years 2008 and 2007, respectively. The Company is reimbursed by Imperial Oil (within the confines of the service contract) for this plan on an individual percentage indicator basis agreed upon annually with the budget submission. For fiscal years 2008 and 2007, the Company was reimbursed $39,026 and $37,791, respectively.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for fiscal 2008 and 2007:

	Year Ended
	June 28, 2008	June 30, 2007
	(Amounts in thousands, except per share data)
Numerator:
Net loss	$(64,604)	$(39,532)
Beneficial conversion feature for Series N Preferred	(677)	(2,528)
Beneficial conversion feature for Series O Preferred	(205)	(1,048)
Beneficial conversion feature for Series P Preferred	(933)	(2,448)
Beneficial conversion feature for Series Q Preferred	(5,261)	(15,211)
Series M Preferred dividends paid-in-kind	(974)	(1,382)
Series N Preferred dividends paid-in-kind	(206)	(363)
Series O Preferred dividends paid-in-kind	(128)	(142)
Series P Preferred dividends paid-in-kind	(482)	(554)
Series Q Preferred dividends paid-in-kind	(3,114)	(2,783)

Net loss applicable to common shareholders	$(76,584)	$(65,991)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding (1)	2,790	1,739

Basic and Diluted Loss Per Share (1)	$(27.45)	$(37.95)

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	adjusted for the 1 – for – 15 reverse stock split for fiscal 2007.

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been anti-dilutive:

	June 28, 2008	June 30, 2007 (1)
	(Amounts in thousands)
Stock options	28	34
Common stock warrants	2,007	1,985
Convertible preferred stock:
Series M Convertible Preferred	642	497
Series N Convertible Preferred	121	117
Series O Convertible Preferred	15	65
Series P Convertible Preferred	476	340
Series Q Convertible Preferred	3,845	2,825

	7,135	5,863

(1)	adjusted for the 1 – for – 15 reverse stock split.

12.	INCOME TAXES

The significant components of deferred income tax assets and liabilities, primarily long-term, were as follows (amounts in thousands):

	June 28, 2008	June 30, 2007
Deferred Income Tax Assets (Liabilities):
Federal net operating loss carryforward	$109,369	$96,331
Customer relationships	(8,107)	(10,573)
Non-compete agreements	—	(1,083)
Allowance for bad debts	734	1,323
Debt discount and deferred fees	(4,940)	—
Accrued legal fees	1,559	2,297
Accrued compensation	1,430	1,637
Goodwill	280	1,276
Restructure liability	198	411
Self insurance accrual	(295)	516
Foreign net operating loss carryforward	712	376
Other	—	17

Net Deferred Income Tax Assets before Valuation Allowance	100,940	92,528
Less valuation allowance	(101,224)	(92,528)

Net deferred income tax liability	$(284)	$—

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At June 28, 2007 the Company had net operating loss carry forwards for income tax purposes of approximately $283.7 million, which expire from 2009 through 2028. Usage of a portion of the losses may be limited pursuant to Internal Revenue Code Section 382.

The change in the valuation allowance was an increase of $8.7 million and $4.2 million in fiscal years 2008 and 2007, respectively. In conjunction with the CD&L acquisition, the Company assumed $8.9 million in deferred tax liabilities. The Company utilized its valuation allowance to offset these deferred tax liabilities in purchase accounting. This $8.9 million offset is a component of the $4.2 million change in the valuation allowance in fiscal 2007.

A reconciliation of the U.S. federal statutory rate to the effective rate follows:

	Year Ended
	June 28, 2008	June 30, 2007
US federal statutory tax rate	(34.0)%	(34.0)%
Goodwill impairment	23.5%	0.0%
Other	0.6%	1.7%
Deferred income tax valuation allowance	11.5%	32.3%

Effective tax rate	0.4%	0.0%

13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, and buildings under non-cancelable leases.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 28, 2008:

Year Ending June 30:

2009	$10,134
2010	8,510
2011	5,281
2012	3,914
2013	1,910
Thereafter	4,369

Total minimum payments required (1)	$34,118

(1)	Minimum payments have not been reduced by minimum sublease rentals of $0.1 million due in the future under noncancelable subleases.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Following is a schedule by years of future minimum lease payments under capital lease obligations together with present value of the net minimum lease payments as of June 28, 2008 (amounts in thousands):

Year Ending June 30:
2009	$1,149
2010	573
2011	235
2012	287
Thereafter	—

Total minimum lease payments	2,244
Less: Amount representing interest	(274)

Present value of net minimum lease payments	$1,970

Rent expense was $15.0 million and $16.2 million during the years ended June 28, 2008 and June 30, 2007, respectively, offset by sublease rental income of $0.1 million and $0.2 million, respectively.

Automobile and Workers’ Compensation Liabilities

Beginning in the third quarter of fiscal year 2005 and concluding in December 2006, we changed our insurance program to policies with minimal or no deductibles from earlier periods when our policies had various higher deductible levels; and thus were partially self-insured for automobile and workers’ compensation claims incurred during that period. The Company is also partially self-insured through high deductible policies for cargo claims. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and applicable deductible levels. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of June 28, 2008 and June 30, 2007, the Company has deposits with its insurance carrier of zero and $0.5 million, respectively.

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

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of June 28, 2008 and June 30, 2007, the Company had accrued approximately $1.5 and $1.8 million for case reserves plus development reserves and estimated losses incurred, but not reported, respectively.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Consequently, on May 4, 2007, Velocity filed suit against Office Depot in Superior Court of Kent County, Delaware. That suit seeks three separate forms of relief. The first claim is for almost $600,000 for unpaid invoices. The second claim is for approximately $3.1 million resulting from Office Depot’s failure to pay the minimums required of it pursuant to the agreements. The third claim is for damages resulting from the improper termination, including loss of contributions to Velocity’s profit resulting from the alleged improper termination. The damages for the last claim assume that the improperly cancelled agreements would have remained in effect at least another year. Office Depot filed its answer on July 18, 2007. Discovery is ongoing. There is no assurance the Company will be successful in pursuing this lawsuit, that Office Depot will not file a claim against us, or that the legal costs in doing so will outweigh any amounts received from Office Depot.

In connection with the CD&L acquisition, the Company assumed a tentative settlement of a tax assessment against CD&L in the State of California. The assessment resulted from an audit of CD&L’s subsidiary, Clayton/National Courier Systems, Inc. by the California Employment Development Department (the “EDD”). On July 13, 2007, the Company finalized a settlement with the EDD which required the Company to make certain payments and provide certain insurance coverage for its independent contractor drivers. The agreement does not constitute an admission or determination as to worker classification related to any of the drivers covered by the agreement.

In January 2007, two Notices of Assessment seeking payroll taxes were issued by the EDD against Velocity Express, Inc. The first Notice of Assessment covers the period July 1, 2003 to December 31, 2004. The second Notice of Assessment covers the period of January 1, 2005 to June 30, 2006. In February 2007, the Company filed a Petition for Reassessment disputing both assessments in their entirety and requesting that this matter be referred to an administrative law judge for resolution. The Company is currently in the process of researching and producing documents for use in connection with its Petition for Reassessment.

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December, 2003 in the Superior Court of the State of California for the County of Los Angeles, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to their Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. Discovery on this matter is ongoing.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Nine purported class action law suits were filed against the Company between December 2007 and July 2008. These suits, which were filed by a very small group of independent contractor drivers in six different states, seek unspecified damages for various unsubstantiated employment related claims. Velocity intends to vigorously defend these cases through trial if necessary and continues to reject all allegations of the Complaint as amended.

On August 1, 2005, the Company received notice from the Superior Court for the State of California, County of Santa Clara, that the Court had entered an order granting certain motions for summary judgment against the Company in the matter styled Velocity Express, Inc. v. Banc of America Commercial Finance Corporation, Banc of America Leasing and Capital, LLC, John Hancock Life Insurance Company and John Hancock Mezzanine Lenders, LP, Charles F. Short III, Sidewinder Holdings Ltd. and Sidewinder N.A. Ltd. Corp., (the “Plaintiffs”). The motions sought to resolve the substantive liability issues in the case and to recover in excess of $10 million for breach of contract, fees, interest and other charges arising from a contract entered into in 1997 between the Company (formerly Corporate Express Delivery Systems, Inc.) and Mobile Information Systems, Inc. (“MIS”). By granting the motions, the court did resolve the liability issues and hold that Banc of America/Hancock is entitled to recover the amounts sued for.

On December 7, 2005 the parties executed a negotiated settlement outside of the court; with the Company making scheduled payments totaling $2.9 million. In addition, on December 9, 2005, the Plaintiffs were issued 500,000 shares of the Company’s common stock, guaranteed at a $6.00 per share minimum value subject to future conditions (the “Guarantee”). The total expense related to the settlement, including legal fees was approximately $5.8 million. The Company recorded imputed interest of $0.1 million in each of the years ended June 28, 2008 and June 30, 2007. At issuance of the Common Stock, the Guarantee had an estimated initial fair value of $1.8 million, which was recorded as a liability on the consolidated balance sheet. The estimated fair value of the Guarantee was determined using the December 9, 2005 closing price of the Company’s common stock trading on the NASDAQ-SCM stock market. For the year ended June 30, 2007 the Company recorded other income on the consolidated statement of operations for the change in fair value of the Guarantee of approximately $0.6 million. The Guarantee was adjusted to its fair value on a quarterly basis, with the corresponding charge or credit to other expense or other income until the liability was settled.

In accordance with the settlement agreement and mutual release (the “Settlement Agreement”) entered into as of December 7, 2005 with the Plaintiffs, we issued 500,000 shares of common stock to accredited investors on December 12, 2005. The Company registered the resale of the common stock with the Securities and Exchange Commission. Additionally, in accordance with a price protection guaranty, as the common stock did not maintain a minimum price of at least $6.00 per share for five consecutive trading days during the 12-month period following the effective date of that registration statement, the Company was required to deliver additional shares of common stock to achieve the original value of $6.00 per share. During fiscal 2007, the Company issued 2,356,190 pre stock split adjusted shares of common stock in accordance with the settlement agreement and mutual release.

The Company has accrued $3.5 million, as its best estimate, for all of the above exposures which is included with current accrued liabilities as of June 28, 2008. Actual results could differ from these estimates. Such changes could result in a material change to future results of operations.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Guarantees of Indebtedness of Others

In accordance with FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company recognizes liabilities for the fair value of guarantees to make payments to a vendor for minimum lease payments due from certain independent contractors in the event the independent contractors default on their respective leases with the vendor.

The maximum potential amount of future payments that the Company could be required to make under the guarantee is $0.5 million, and as of June 28, 2008 and June 30, 2007, the Company had $0.1 million and $0.2 million accrued, respectively, for the Company’s obligations under these guarantees.

Registration Payment Arrangements

In accordance with FASB Staff Position No. EITF 00-19-2, a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement shall be recognized and measured separately in accordance with SFAS No. 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.

In conjunction with the issuance of its Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and its Unit Warrant Shares issued to purchasers of the Company’s Original Senior Notes, the Company entered into registration rights agreements under which the Company is required to pay liquidated damages in the event that, following its initial approval, the Company does not maintain an effective registration statements covering the additional shares of common stock into which these securities can be converted. Liquidated damages are calculated as an amount equal to 1.5% of the aggregate amount invested by each investor for Series M, Series N, Series O and Series P Convertible Preferred Stock holders, 1.0% of the aggregate amount invested by each investor for Series Q Convertible Preferred Stock holders, and 0.5% of the aggregate amount invested by each investor for Unit Warrants Shares, for each 30-day period following the date by which such registration statement should have been filed.

In the event that the Company’s does not maintain the effectiveness of the registration statement covering these shares of common stock, the Company could become liable for additional liquidated damages. As of June 28, 2008, there is zero accrued for the Company’s registration payment arrangements noted above, as the common shares underlying these preferred shares are no longer Registrable Securities because they became eligible for sale by the investors pursuant to Rule 144(k), and as suspension of the Company’s effective registration statement is not deemed probable or estimable. The maximum potential amount of consideration, undiscounted, that the Company could be required to transfer under the registration payment arrangement is $1.3 million per 30-day period with no limitation as to the number of 30-day periods to which liquidating damages could be due. As of the filing of this Annual Report on Form 10-K, all outstanding registration statements are effective.

14.	RELATED PARTY TRANSACTIONS

Contracts and Arrangements with MCG Global, LLC

We entered into a Contractor Services Agreement (the “Service Agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003, under which Vincent A. Wasik provides all services as our Chief Executive Officer. Mr. Wasik was a stockholder and our Chairman of the Board at the time the Service Agreement was entered into. The Service Agreement provides that the Compensation Committee on an annual

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

basis shall establish the compensation for these services. On January 15, 2005, the Compensation Committee modified the Service Agreement by eliminating the grant of warrants to purchase shares of our common stock. In each of fiscal 2008 and fiscal 2007, we recorded compensation expense of $850,000 for these services.

We sublease a portion of our headquarters office space in Westport, Connecticut from MCG. The sublease agreement was approved by our Audit Committee who determined that the terms of the sublease were at market rates. We also reimburse MCG for limited use of MCG’s personnel and for office expenses. During the fiscal years 2008 and 2007, Mr. Wasik and MCG were reimbursed approximately $179,000 and $173,000, respectively, for expenses incurred on the Company’s behalf of which approximately $65,000 and $63,000 was for the sublease described above. During fiscal 2007, the Company also reimbursed THLPV approximately $22,000 for expenses incurred on the Company’s behalf. Additionally, see discussion of the Reimbursement Agreement with THLPV below.

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the Series M Preferred private placement, THLPV agreed to extend for a two-year period the July 1, 2004 capital contribution agreement previously entered into between THLPV and our lenders in support of our revolving credit facility. Under the terms of the capital contribution agreement, in the event that THLPV elected to not provide further financial support to us, THLPV was required to notify our lenders of such decision and provide specific levels of financial support for a thirty-day period following the notification. In exchange for entering into the capital contribution agreement, the lenders agreed to waive certain financial covenants under our credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement, we issued to THLPV a warrant to purchase 12,904 reverse stock split adjusted shares of our common stock. The warrants had an estimated fair value of $2.3 million. The term of the warrant is five years, and the warrant has an exercise price of $0.075 per share (reverse stock split adjusted). The fair value of the warrant was recorded as a deferred financing cost.

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the Senior Lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the Senior Lender acknowledged that in the event that THLPV elected to not provide further financial support for the Company, the maximum amount of the deposit that THLPV might have been required to make was reduced from $1,950,000 to $1,450,000. On July 3, 2006 the revolving credit facility with the Former Senior Lender was refinanced with the proceeds from the Unit offering, and the capital contribution agreement became null and void.

Reimbursement Agreement with TH Lee Putnam Ventures

Effective June 29, 2006, we entered into a reimbursement agreement (the “Reimbursement Agreement”) with THLPV. Under the terms of the Reimbursement Agreement:

(a)	The Company acknowledged its indebtedness to THLPV for: (i) costs and expenses of approximately $90,000 incurred by THLPV on behalf of the Company; (ii) an overfunding in the amount of $130,000 on a prior credit facility maintained by THLPV for the Company; (iii) merger and acquisition services rendered by THLPV to the Company; and (iv) credit enhancements provided by THLPV to the Company in the form of loan guarantees. Under the terms of the Reimbursement Agreement, the Company agreed to satisfy the obligations described above through the payment of cash in the amount of $89,551, 11,818 shares of Series Q Convertible Preferred Stock with a fair value of $130,000 and the issuance of warrants to purchase 53,167 reverse stock split adjusted shares of common stock at an exercise price of $0.15 per share (noted above) with a fair value of approximately $1.1 million.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(b)	The Company acknowledged an obligation to a law firm for fees and expenses aggregating $149,000 for work arranged by THLPV on behalf of the Company and the Company agreed to satisfy such obligation in cash.

Non Controlling Interest in a Variable Interest Entity

We had an agency relationship with Peritas, LLC (“Peritas”), a vehicle rental company wholly-owned by THLPV. Peritas was initially formed and owned by MCG. The founder and principal of MCG is Vincent Wasik, our Chairman of the Board and CEO. MCG established Peritas to accommodate our need for the Peritas services pending a new owner. Neither MCG nor Mr. Wasik has received any revenue, compensation or benefit from short-term ownership or management of Peritas, and Peritas was transferred to THLPV for no consideration. The business of Peritas was to rent delivery vehicles to independent contractors who perform services for us and other companies.

Capital Distribution

In 2004, the Company issued shares of Series J and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In connection therewith, THLPV issued a standby Letter of Credit guarantee of $7.5 million to support our former revolving credit facility. Funding of the Series J and Series K Convertible Preferred Stock with the standby Letter of Credit guarantee was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby Letter of Credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

Grant of Warrant to Purchase Common Stock

Mr. Wasik serves as the Company’s Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG. In 2006, a warrant to purchase 16,394 reverse stock split adjusted shares of our common stock with a fair value of approximately $0.4 million was granted to Mr. Wasik under the 2004 Stock Incentive Plan. The warrant has an exercise price of $38.40 per share, a term of five years, and became exercisable one year subsequent to the date of the grant.

GCC Eagles, LLC Contractor Services Agreement

During fiscal years ended June 28, 2008 and June 30, 2007, Velocity purchased consulting and advisory services pursuant to a monthly contractor services agreement between Velocity Express and GCC Eagles, LLC of $0.2 million and $0.3 million, respectively. Garrett Stonehouse, managing member and sole owner of GCC Eagles, LLC, is an immediate family member of Vince Wasik, the Chief Executive Officer of Velocity Express. No amounts were due to GCC Eagles at June 28, 2008.

Advances from Management for stock purchase

In June 2007, in connection with a private placement of common stock to management in July 2007, members of management paid $573,000 in cash to the Company as advances on the purchase of stock. The advances from management were included in current accrued liabilities on June 30, 2007. In July 2007, an additional $527,000 was recorded as a stock subscription receivable and the Company issued approximately 66,667 reverse stock split adjusted shares of Common Stock to management. The remainder of the balance due from management at June 28, 2008 was approximately $0.2 million.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

15.	LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt. The Company also used cash in operating activities over the past several years, including $11.3 million in 2008. As of June 28, 2008 the Company has negative working capital of approximately $21.8 million and a deficiency in assets of $4.4 million. Further, the Company did not meet the minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during fiscal 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described below, the Company is managing to an operating plan under which it expects to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt.

Wells, in its capacity as agent and lender under the credit agreement, as amended, granted the Company waivers and then entered into additional amendments to the credit agreement, two of which dated April 30, 2008 and May 19, 2008 provided for (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, (2) new financial reporting requirements, (3) revised minimum EBITDA levels and minimum Driver Pay/Purchased Transportation levels measured as percentages of revenue, (4) the requirement to have a special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 30, 2008, by $37,500 per week from December 1, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full, and (5) defining certain milestones to achieve toward obtaining replacement financing of the Company revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. The Company did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company again did not meet the covenant for minimum driver pay and purchased transportation cost as a percentage of revenue for the four three-week periods ended June 13, 2008, July 11, 2008, August 15, 2008 and September 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company a waiver dated October 14, 2008.

The Company is managing to an operating plan which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

•

improving gross margins by continued use our integrated route information database to: (1) identify and correct driver pay where our average driver settlement has exceeded competitive market norms for the work performed and (2) identify and implement opportunities to re-design local route structures to optimize the number of drivers retained to perform the contracted deliveries;

•

lower operating and SG&A expenses primarily by reducing headcount, and to a lesser degree, changing or eliminating services and the related costs associated with telecommunications, vehicle expenses, and miscellaneous other activities;

•

increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets including new revenue derived from our expansion in the retail replenishment business;

•	continuing to manage working capital; and

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

•

replacing its current revolving facility with Wells. We have executed a letter of intent with the U.S. subsidiary of a European bank group, completed due diligence, received credit committee approval from all levels up to the credit staff of the parent bank in Europe on September 25. Developments in the financial markets since that time have slowed the approval process to the point where we were not able to obtain final approval, complete loan documentation and close before the filing deadline for this Annual Report on Form 10-K.

In addition, the Company expects to further improve its cash position in fiscal 2009 with the payment of interest in-kind on its Modified Senior Notes, and the sale of its Canadian subsidiary.

The Company believes that, based on its operating plan, results to date in fiscal 2009 and expected replacement of its revolving credit facility, it will have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum EBITDA or other covenants under its expected replacement revolving credit facility) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Fourth Supplemental Indenture governing the Modified Senior Notes to maintain a minimum cash balance of $3.0 million. As of June 28, 2008, the Company had $4.2 million in cash with no available borrowings under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, qualitative feedback from field management since June 28, 2008 and its expected replacement of its revolving credit facility, the Company believes it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through June 27, 2009.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the slowing economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above, including the replacement of its revolving credit facility as contemplated by the current operating plan. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement, as amended, and the minimum cash requirement under the Fourth Supplemental Indenture. If the Company can not maintain compliance with its covenant requirements and can not obtain appropriate waivers and modifications, the lenders and bondholders may call the debt. If the debt is called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

16.	SUBSEQUENT EVENTS

Compensatory Arrangements of a Certain Officer

Mark Carlesimo, general counsel of the Company, had been a party to an employment contract with CD&L. Pursuant to change in control provisions in that employment agreement triggered by the CD&L acquisition, Mr. Carlesimo was entitled to terminate his employment and receive $576,996 plus certain other benefits.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In order to induce Mr. Carlesimo to remain as an employee of the Company and to waive those benefits, the Company on August 15, 2008 agreed to extend the term of Mr. Carlesimo’s employment agreement to December 31, 2010, and to pay Mr. Carlesimo additional monthly compensation commencing January 2009 equal to $10,000 per month, and a payment equal to $346,990 in December 2010, subject to acceleration upon termination of employment. Mr. Carlesimo may elect to take those payments in cash or, subject to any requisite, regulatory, shareholder or corporate approvals, in a fixed number of freely tradable shares of the Company’s common stock determined based on the August 15, 2008 stock price.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended
	June 30, 2008	June 30, 2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$10,932	$1,046
Cash paid during period for taxes	81	—

The following represents a supplemental schedule of non-cash investing and financing activities:

Non-cash Investing and Financing Activities:
Issuance of Modified Senior Notes as consideration for the modification to the Senior Notes	3,910	—
Issuance of Units for the purchase of CD&L	—	3,022
Issuance of Common Stock for the purchase of CD&L	—	3,230
Issuance of Common Stock to settle a lawsuit	—	1,668
Series Q Preferred issued for services rendered	—	3,226
Series P Preferred issued for services rendered	—	—
Series M Preferred issued for PIK dividends	974	1,382
Series N Preferred issued for PIK dividends	206	363
Series O Preferred issued for PIK dividends	128	142
Series P Preferred issued for PIK dividends	482	554
Series Q Preferred issued for PIK dividends	3,114	2,783
Issuance of warrants as consideration for the modification to the Senior Notes	262	—
Issuance of warrants for services rendered in connection with the CD&L acquisition	—	719
Issuance of warrants for services rendered in connection with Series M Preferred	—	—
Issuance of warrants for services rendered in connection with Series N Preferred	—	—
Issuance of warrants for services rendered in connection with Series P Preferred	—	—
Fixed assets purchases financed through capital leases	2,173	946
Beneficial conversion of Series N Preferred	677	2,528
Beneficial conversion of Series O Preferred	205	1,048
Beneficial conversion of Series P Preferred	933	2,448
Beneficial conversion of Series Q Preferred	5,261	15,211

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18.	QUARTERLY FINANCIAL INFORMATION (unaudited)

Unaudited summarized financial data by quarter for fiscal years 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended
	June 28, 2008 (1)	March 29, 2008	December 29, 2007	September 29, 2007
Revenue	$79,306	$82,159	$86,101	$93,307
Gross profit	22,334	20,545	20,308	22,839
Loss from operations	(45,964)	(3,666)	(3,898)	(2,551)
Net loss applicable to common shareholders	(44,090)	(10,613)	(10,737)	(11,144)

Basic and diluted net loss per share (2)	$(15.33)	$(3.78)	$(3.82)	$(4.20)

(1)	The quarter ended June 28, 2008 includes a goodwill impairment of $46.7 million and a $13.9 million gain debt extinguishment.
(2)	Basic and diluted net loss per share for the quarter ended September 29, 2007 has been adjusted for the 1-for-15 reverse stock split on December 6, 2007.

	Three Months Ended
	June 30, 2007 (1)	March 31, 2007	December 30, 2006	September 30, 2006
Revenue	$98,556	$98,180	$102,272	$111,094
Gross profit	26,445	22,102	21,949	27,548
Loss from operations	(182)	(6,245)	(8,719)	(4,433)
Net loss applicable to common shareholders	(6,198)	(13,345)	(15,237)	(30,890)

Basic and diluted net loss per share (2)	$(3.07)	$(7.35)	$(9.15)	$(21.30)

(1)	The quarter ended June 30, 2007 includes purchase accounting adjustments related to unfavorable contracts acquired from CD&L. Revenue increased by $1.5 million and cost of services decreased by $2.3 million due to these adjustments (See Note 3. Acquisition of CD&L, Inc. and Related Transactions).
(2)	Adjusted for the 1-for-15 reverse stock split on December 6, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Velocity Express Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with principles generally accepted in the United States of America.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management concluded that our internal control over financial reporting was not effective as of June 28, 2008 because of the material weakness described below.

In connection with the preparation of our consolidated financial statements for the year ended July 1, 2006, due to resource constraints, a material weakness became evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at June 28, 2008.

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. We have also managed the priorities of the staff to ensure that all financial reporting requirements are assigned the appropriate level of resources and timelines. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when all of the additional financial staff positions are filled and the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 28, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2008, our disclosure controls and procedures are not effective, because of the material weakness described above, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Vincent A. Wasik	64	Chairman of the Board and Chief Executive Officer
Alex Paluch	52	Director
Richard A. Kassar	61	Director
Leslie E. Grodd	62	Director
John J. Perkins	77	Director
Mark T. Carlesimo	55	Executive Vice President, General Counsel, and Secretary
Andrew B. Kronick	45	Executive Vice President, Business Development and Supply Chain Solutions
Kay Perry Durbin	48	Executive Vice President, Workforce Services
Jeffrey Hendrickson	63	President and Chief Operating Officer
Edward W. Stone	55	Chief Financial Officer

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

Mark T. Carlesimo has served as our Executive Vice President and General Counsel since August 2006 and as our Secretary since October 2006. From September 1997 until August 2006, Mr. Carlesimo was Vice President—General Counsel and Secretary of Consolidated Delivery & Logistics, a national provider of time definite logistics solutions. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law.

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

Kay Perry Durbin joined us in February 2000 as our Director of Compensation and Benefits. In November 2001, she was named our Vice President of Compensation and Benefits. In September 2002, she was named Vice President Human Resources, and served in that capacity until August 2004 when she was named Senior Vice President, Workforce Resources. In May 2006, Mrs. Durbin was named Executive Vice President, Workforce Resources. Prior to joining us, Mrs. Durbin was the Manager Compensation and Benefits for Fleetwood Retail Corporation and held HR positions with Amoco and Shell Oil.

There are no family relationships between our directors or executive officers.

Audit Committee

Our Audit Committee consists of the following individuals: Richard A. Kassar, Chairman, Leslie E. Grodd, and John J. Perkins. The Board of Directors has determined that all members of the audit committee are independent for purposes of Rule 4200(a)(15) of NASDAQ’s Marketplace Rules and Rule 10A-3(b)(1) of the Exchange Act. Each of the audit committee members is financially literate as determined by our board in its business judgment. In addition, the Board has determined that Richard A. Kassar is an “audit committee financial expert” under applicable SEC rules. The Audit Committee operates under a written charter, which was adopted on October 23, 2004. The Audit Committee met four times during fiscal 2008.

Nominating Committee

The Nominating Committee consists of the following individuals: Leslie E. Grodd, Chairman and John J. Perkins. The Nominating Committee serves to identify and recommend individuals qualified to become members of the Board. The Nominating Committee met once during fiscal 2008.

Compensation Committee

The Compensation Committee consists of the following individuals: Alex Paluch, Chairman, John J. Perkins, and Richard A. Kassar. The principal duties and responsibilities of the Compensation Committee are as follows: (i) to review and approve goals and objectives relating to the compensation of our Chief Executive Officer and, based upon a performance evaluation, to determine and approve the compensation of the Chief Executive Officer; (ii) to make recommendations to our Board of Directors on the compensation of other executive officers and on incentive compensation and equity-based plans; and (iii) to prepare reports on executive compensation to be included in our public filings with the SEC. The Compensation Committee met two times during fiscal 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of 10% or more of our common stock to file with the Securities and Exchange Commission initial reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on our review of copies of such reports received by us, or written representations from reporting persons, we believe that during fiscal 2008, our directors, executive officers and beneficial owners of 10% or more of our common stock filed all reports on a timely basis, with the exception of a Form 3 that was filed by Charter Oak Partners on January 30, 2008, reporting its January 7, 2008 status as beneficial owner of more than 10% of our common stock.

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

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The consolidated financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts—years ended June 28, 2008, June 30, 2007 and July 1, 2006.

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

Reference is made to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 14, 2008.

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

Signature	Title	Date

/s/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board and Chief Executive Officer	October 14, 2008

/s/ EDWARD W. STONE Edward W. Stone	Chief Financial Officer	October 14, 2008

/s/ ALEX PALUCH Alex Paluch	Director	October 14, 2008

/s/ RICHARD A. KASSAR Richard A. Kassar	Director	October 14, 2008

/s/ LESLIE E. GRODD Leslie E. Grodd	Director	October 14, 2008

/s/ JOHN J PERKINS John J Perkins	Director	October 14, 2008

FINANCIAL STATEMENT SCHEDULES

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2008 and 2007

(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions charged to cost, expenses, revenues	Deductions (1)	Balance at End of Period
Accounts receivable reserves:
2008	$3,277	$145	$1,698	$1,724
2007	3,273	479	475	3,277

(1)	write off of accounts receivable determined to be uncollectible

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Velocity Express Corporation dated October 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

3.3	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.4	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.6	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.7	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.8	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.10	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 6, 2007).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

Exhibit Number	Description
4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

Exhibit Number	Description
10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.22	Intercompany Subordination Agreement dated, as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

Exhibit Number	Description
10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed on October 15, 2007).

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 31, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.30	Amendment No. 9, dated February 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arrange and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.31	Waiver and Tenth Amendment, dated April 30, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothills, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.32	Waiver and Eleventh Amendment dated May 19, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 23, 2008).

10.33	Fourth Supplemental Indenture dated as of May 19, 2008, to Indenture dated as of July 3, 2006, as amended by the First Supplemental Indenture dated as of August 17, 2006, the Second Supplemental Indenture dated as of December 22, 2006 and the Third Supplemental Indenture dated as of July 25, 2007, among Velocity Express Corporation, the subsidiaries thereof party thereto, and Wilmington Trust Company, as successor trustee to Wells Fargo Bank, N.A. as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.34	Form of Velocity Express Corporation Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

Exhibit Number	Description
10.35	Registration Rights Agreement dated May 19, 2008, between Velocity Express Corporation and the Investors named therein with respect to the Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed June 12, 2008).

21.1	Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

