Form 10-K/A
period 2008-06-28
VELOCITY EXPRESS CORP
filed 2008-10-27
CIK 1002902

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

As of October 22, 2008, there were 3,409,488 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Velocity Express Corporation (“Velocity Express,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended June 28, 2008, filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2008 (the “Original 10-K”). The Company is hereby amending the Form 10-K to include Item 11, Item 12, Item 13 and Item 14 of Part III of the Original 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the Company’s proxy statement for its 2008 annual stockholders’ meeting has been deleted and (ii) the information with respect to the number of outstanding shares of the Company’s common stock has been updated.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended, provides that any amendment to a report required to be accompanied by the certifications specified in Rule 13a-14 or 15d-14 must be accompanied by new certifications of the principal executive officer and principal financial officer. These certifications are therefore also included as Exhibits 31.1, 31.2, 32.1 and 32.2. Item 15(b) of Part IV of the Form 10-K is also restated to reflect that these certifications are being included as exhibits to this Form 10-K/A.

Item 10 of Part III was included in the original filing of the Company’s Annual Report on Form 10-K on October 14, 2008. Except for the amendments and updates described above, this Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the named executive officers of the Company for 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonuses (2)	Stock Awards	Option Awards $’s	Non- Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Vincent A. Wasik (1)	2008	$875,000	$—	—	$—	$—	$37,431	$912,431
Chief Executive Officer	2007	850,000	318,750	—	—	—	27,827	1,196,577
Jeffrey Hendrickson	2008	400,000	—	—	—	—	25,759	425,759
President and Chief Operating Officer	2007	390,577	10,096	—	—	—	26,222	426,895
Andrew B. Kronick	2008	250,000	—	—	—	180,761	—	430,761
Executive Vice President, Business Development and Supply Chain Solutions	2007	250,000	—	—	—	166,380	1,260	417,640

There were no stock options granted to the Company’s Named Executive Officers in 2008 or 2007.

(1)	Mr. Wasik serves as our Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). See “Item 13 Certain Relationships and Related Transactions”. Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG.

(2)	Includes $300,000 paid in 2007 to Mr. Wasik as transaction bonuses for his leadership and involvement with the successful acquisition of CD&L, Inc. and the related financing transactions used to fund the acquisition.

(3)	Amounts represent sales incentives for Mr. Kronick in 2008 and 2007.

(4)	Includes health insurance premiums paid of $25,971 for Mr. Wasik, and $25,759 for Mr. Hendrickson in 2008, and $26,546 for Mr. Wasik, and $24,722 for Mr. Hendrickson in 2007; and life insurance premiums paid of $11,460 for Mr. Wasik in 2008.

Employment Agreements

The Company has employment contracts and severance agreements in effect with Vincent A. Wasik, our Chairman and Chief Executive Officer, and Drew Kronick, our Executive Vice President, Business Development and Supply Chain Solutions. Our Board of Directors appointed Mr. Wasik as our Chief Executive Officer on July 28, 2003, with the understanding that we would enter into a Contractor Services Agreement with MCG for Mr. Wasik’s services as our Chief Executive Officer. On October 20, 2004, we entered into a Contractor Services Agreement with MCG, effective as of July 28, 2003 (the “Service Agreement”). Mr. Wasik is an owner and principal of MCG and was a stockholder and our Chairman of the Board at the time this Services Agreement was authorized and executed. The Service Agreement sets forth the rights and duties of both us and Mr. Wasik. Mr. Wasik’s compensation level and eligibility for salary increases, bonuses, benefits and grants of equity are to be determined by our Compensation Committee. The Service Agreement also allows Mr. Wasik to contract to provide similar services to other businesses as long as Mr. Wasik abides by his confidentiality obligations under the Service Agreement. Furthermore, we have agreed to indemnify and hold harmless MCG, its officers, directors, employees and agents, including Mr. Wasik, from liabilities arising out of any services rendered by MCG to us, other than as a result of gross negligence or willful misconduct. We have also agreed to cause MCG and Mr. Wasik to be named as additional insured parties under our directors’ and officers’ liability insurance policies. The Service Agreement does not contain any fixed term and may be terminated by either party at any time upon written notice. Other than payment of outstanding fees and expenses owed to MCG at termination, the Service Agreement does not contain any obligation upon us to pay severance in the event the agreement is terminated by us.

On May 19, 2008, the holders of our senior secured notes due 2010 consented to a Fourth Supplemental Indenture modifying the indenture governing the Company’s Senior Notes. The supplemental indenture, among other things, reduced Mr. Wasik’s base compensation level from $900,000 per annum to $600,000 per annum.

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

Mark Carlesimo, Executive Vice President, General Counsel and Secretary of the Company, had been a party to an employment contract with CD&L, Inc. CD&L was acquired by the Company in July, 2006. Pursuant to change in control provisions in that employment agreement triggered by the CD&L acquisition, Mr. Carlesimo was entitled to terminate his employment and receive $576,996 plus certain other benefits.

In order to induce Mr. Carlesimo to remain as an employee of the Company and to waive those benefits, the Company on August 15, 2008 agreed to extend the term of Mr. Carlesimo’s employment agreement to December 31, 2010, and to pay Mr. Carlesimo additional monthly compensation equal in the aggregate to such benefit amount commencing January 2009 through December 2010, with the majority of such payments being made in December 2010, subject to acceleration upon termination of employment and forfeiture if Mr. Carlesimo terminates employment without good reason. Mr. Carlesimo may elect to take those payments in cash or, subject to any requisite, regulatory, shareholder or corporate approvals, and with certain limitations, in a fixed number of freely tradable shares of the Company’s common stock determined based on the August 15, 2008 stock price of $0.46 per share.

Equity Compensation Plan Information

The following table shows the number of shares covered by exercisable and unexercisable options held by the Company’s Named Executive Officers on June 28, 2008:

Outstanding Equity Awards at Fiscal Year-End June 28, 2008

	Option Awards (1)					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option or Warrant Exercise Price ($) (e)	Option or Warrant Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Vincent A. Wasik	16,394	—	—	$38.40	12/8/2010	—	$—	—	$—
Vincent A. Wasik	274	—	—	38.40	12/8/2015	—	—	—	—
Jeffrey Hendrickson	1,334	—	—	0.75	2/12/2011	—	—	—	—
Jeffrey Hendrickson	16,667	—	—	38.40	12/8/2015	—	—	—	—
Andrew B. Kronick	3,334	—	—	38.40	12/8/2015	—	—	—	—
Andrew B. Kronick	800	—	—	40.80	9/7/2012	—	—	—	—
Andrew B. Kronick	14	—	—	4,687.50	10/29/2011	—	—	—	—

(1)	Adjusted for the 1 – for – 15 reverse stock split on December 6, 2007

The following table summarizes the annual compensation for the Company’s non-employee directors during 2008 and 2007:

Director Compensation

Name (a)	Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Vincent A. Wasik	2008	$—	$—	$—	$—	$—	$—	$—
	2007	—	—	—	—	—	—	—
James G. Brown (1)	2008	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—
Alex Paluch	2008	10,500	—	—	—	—	—	10,500
	2007	21,000	—	—	—	—	—	21,000
Richard A. Kassar	2008	32,000	—	—	—	—	—	32,000
	2007	32,000	—	—	—	—	—	32,000
Leslie E. Grodd	2008	31,000	—	—	—	—	—	31,000
	2007	31,000	—	—	—	—	—	31,000
John J. Perkins	2008	36,000	—	—	—	—	—	36,000
	2007	36,000	—	—	—	—	—	36,000

(1)	Mr. Brown declined to be nominated as a director at the Company’s annual meeting held on December 6, 2007, and consequently, is no longer a director of the Company.

Compensation of Directors

Cash Compensation: For fiscal 2008, each of our independent directors were entitled to receive annual cash compensation for their respective board/committee service in accordance with the following guidelines: (i) each independent member of the board received $10,000 and the chairman, if he were independent, would have received $15,000; (ii) each independent member of the audit committee (other than the chairman) received an additional $10,000 and the chairman received an additional $14,000; and (iii) each independent member of the compensation and nominating and corporate governance committees (other than the chairman) received an additional $8,000 and the chairman of each of the compensation and nominating and corporate governance committees, to the extent he was independent, received an additional $11,000. Non-independent directors did not receive any cash compensation for their services on our board of directors.

Subsequent to year end, effective October 1, 2008, a new compensation plan for independent directors was approved by the board of directors. Under the new plan, each of our independent directors are entitled to receive annual cash compensation for their respective board/committee service in accordance with the following guidelines: (i) each independent member of the board receives $40,000; (ii) each independent member of the audit committee (other than the chairman) receives an additional $5,000 and the chairman receives an additional $8,000; and (iii) each independent member of the compensation and nominating committees (other than the chairman) receives an additional $2,000 and the chairman of each of the compensation and nominating committees, to the extent he is independent, receives an additional $4,000. Non-independent directors do not receive any cash compensation for their services on our board of directors.

Certain tables have been omitted as no options were granted or exercised during fiscal 2008 or 2007, and the Company has no pension plan or non-qualified deferred compensation plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables contain certain information that has been provided to us regarding the beneficial ownership of our outstanding voting securities as of September 30, 2008 for (i) each person who is known to us to own beneficially more than five percent of each class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group.

Unless otherwise noted and subject to applicable community property laws, each person identified below has sole voting and investment power with respect to such shares and the address of each person identified below is Velocity Express Corporation, One Morningside Drive North, Building B—Suite 300, Westport, Connecticut 06880. Beneficial ownership is determined in accordance with the rules of the SEC and includes the class of capital stock identified on each table and securities convertible into or exercisable for the class of capital stock identified on each table owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of September 30, 2008.

Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Owned (1)
James G. Brown (2)	2,101,399	42.6%
TH Lee Putnam Ventures (3)	2,100,974	42.6%
Linden Capital L.P. (6)	796,069	19.6%
Scorpion (5)	662,249	16.3%
Charter Oaks Partners (7)	561,228	14.4%
Longview Funds (4)	545,609	14.7%
Pequot (8)	527,261	14.7%
Silver Oak Capital LLC (9)	510,487	13.0%
Third Point (10)	453,284	12.4%
Selz (11)	362,990	10.1%
Whitebox (12)	357,999	9.3%
Context (13)	286,215	8.1%
LBI Group, Inc. (16)	292,559	7.9%
Portside Growth and Opportunity Fund (14)	291,969	7.9%
Vincent A Wasik (15)	105,239	3.0%
Jeffrey Hendrickson	22,116	*
Andrew Kronick	4,658	*
Alexander I. Paluch	3,599	*
Edward W Stone	3,031	*
Richard Kassar	580	*
Leslie E. Grodd	503	*
John J Perkins	469	*
Mark T Carlesimo	360	*

All directors and officers as a group (10 persons)	144,541	4.2%

*	Represents less than 1%

(1)	Percentage of beneficial ownership is based on 3,409,488 shares of common stock outstanding as of September 30, 2008. Beneficial ownership based upon ownership of convertible preferred stock reflects Common Stock equivalents on an as-if-converted basis. Common Stock issuable pursuant to outstanding warrants, stock options and convertible preferred stock exercisable or convertible within sixty days is deemed outstanding for computing the percentage of the holders thereof, but not for computing the percentage of any other person. More than one person may beneficially own the same shares.

(2)	Includes 8 restricted shares of common stock and 417 shares of common stock issuable upon exercise of options owned directly by Mr. Brown and 2,100,974 shares of common stock beneficially owned by THLPV for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Brown is 200 Madison Ave, Suite 1900, New York, NY 10016.

(3)	Consists of 689,331 shares of common stock, 65,742 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 1,144,149 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock, 201,751 shares of common stock issuable upon exercise of warrants. References made herein to “TH Lee Putnam Ventures” or “THLPV” includes TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Co Investment Partners, LLC, and Thomas H. Lee (formerly Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 1900, New York, NY 10016.

(4)

Consists of 482,389 shares common stock issuable upon conversion of Series P Convertible Preferred Stock, and 63,220 shares of common stock issuable upon exercise of warrants owned by Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP. The address for each of the foregoing entities is 600 Montgomery Street, 44th Floor, San Francisco, CA 94111.

(5)

Consists of 292,822 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 39,326 shares of common stock issuable upon conversion of Series N Convertible Preferred Stock and 290,102 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock held by Scorpion Capital Partners, L.P. and Scorpion Acquisition, LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016.

(6)

Consists of 135,552 shares of common stock and 660,517 shares issuable upon conversion of Series Q Convertible Preferred Stock. The address for the foregoing entity is c/o Goldman Sachs, One New York Plaza, 44th Floor, New York, NY 10004. The common stock is based upon the 13-d filing as of July 12, 2007.

(7)	Consists of shares of 71,690 shares of common stock, 101,117 shares of common stock issuable upon conversion of Series N Convertible Stock owned by Charter Oaks Partners and Charter Oak Partners II LP. and 388,421 shares of common stock issuable upon conversion of Series Q convertible stock owned by Charter Oaks Partners and Charter Oaks Partners II LP. The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport, CT 06880. The common stock is based upon the 13-d filing as of February 5, 2007.

(8)	Consists of 217,919 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock and 309,341 shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock owned by Pequot Capital Management, Pequot Diversified Master Fund, Ltd., Pequot Mariner Master Fund, L.P., Pequot Navigator Offshore Fund, Inc., Pequot Navigator Onshore Fund, L.P., Pequot Scout Fund and Premium Series PCC Limited –Cell33. The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.

(9)	Consists of shares of common stock issuable upon exercise of warrants. The address for Silver Oak is 245 Park Avenue, 26 th Floor, New York, NY 10167.

(10)

Consists of shares of common stock issuable upon conversion of Series Q Convertible Preferred Stock owned by Third Point Offshore Fund Ltd., Third Point Partners, LP, Third Point Partners Qualified and Third Point Ultra Ltd. The address for each of the foregoing entities is 390 Park Avenue, 18th Floor, New York, NY 10022.

(11)

Consists of shares of common stock issuable upon conversion of 181,495 shares Series Q Convertible Preferred Stock held by Bernard Selz and 181,495 shares Series Q held by Selz Family Trust. The address for each of the foregoing is 600 Fifth Avenue, 25th Floor, New York, NY 10020.

(12)	Consists of shares of common stock issuable upon exercise of warrants owned by Whitebox Convertible Arbitrage Partners LP, Whitebox Hedged High Yield Partners LP, Whitebox Intermarket Partners LP, Whitebox Advisors LLC, Guggenheim Portfolio Company XXXI,LLC,GPC LIX,LLC and HFR RVA Combined Master Fund. The address for each of the foregoing entities is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416.

(13)	Consists of shares of common stock issuable upon exercise of warrants owned by Context Advantage Fund, LP, AHHP Context, Context Offshore Advantage Fund, Ltd., Finch Tactical Plus Class B , Lyxor/ Contexty Fund Ltd, Altima Fund SICAV PLC in respect of the Grafton Sub Fund Institutional Benchmarks, Worldwide Transactions Limited and Context Opportunistic Master Fund, L.P. The address for each of the foregoing is as follows: 4365 Executive Drive, Suite 850 San Diego, CA 92121.

(14)

Consists of shares of common stock issuable upon exercise of warrants. The address for Portside Growth & Opportunity Fund is c/o Citigroup Prime Brokerage, 390 Greenwich Street, 5th Floor, New York, NY 10022.

(15)	Consists of: (i) 51,033 shares of common stock, 26,769 shares of common stock issuable upon conversion of Series M Convertible Preferred Stock, 16,394 shares of common stock issuable upon exercise of warrants, 274 shares of common stock issuable upon exercise of options and 12 shares of restricted stock owned directly by Mr. Wasik; and (ii) 10,757 shares of common stock owned by MCG Global LLC for which Mr. Wasik disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Wasik is One Morningside Drive, Building B Westport, CT 06880
(16)	Consists of shares of common stock issuable upon exercise of warrants. The address for the foregoing is as follows: 349 Park Avenue, 9th Floor, New York, NY 10022.

Series M Convertible Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Scorpion (2)	1,851,094	45.0%
Pequot (3)	1,377,593	33.5%
TH Lee Putnam Ventures (4)	415,596	10.1%
James G. Brown (5)	415,596	10.1%
Vincent A. Wasik (6)	169,223	4.1%
Alexander I. Paluch	12,372	*
Richard A. Kassar	—	—
Leslie E. Grodd	—	—
John J. Perkins	—	—
Jeffrey Hendrickson	—	—
Andrew B. Kronick	—	—
Edward W. Stone	—	—
Mark T. Carlesimo	—	—

All directors and executive officers as a group (10 persons)	181,594	4.4%

*	Represents less than 1%.

(1)	Percentage of beneficial ownership is based upon 4,117,170 shares of Series M Convertible Preferred Stock outstanding as of September 30, 2008. More than one person may beneficially own the same shares.

(2)

Includes 1,692,229 shares owned by Scorpion Capital Partners, L.P. and 158,865 shares owned by Scorpion Acquisition, LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016.

(3)	Includes 667,053 shares owned by Pequot Scout Fund, L.P., 395,676 shares owned by Pequot Mariner Master Fund, L.P. , 291,223 shares owned by Pequot Navigator Offshore Fund, Inc. and 23,641 shares held by Premium Series PCC Limited –Cell 33 The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.

(4)	Includes 167,711 shares owned by TH Lee Putnam Ventures, L.P., 229,264 shares owned by TH Lee Putnam Parallel Ventures, L.P., 13,426 shares owned by THLi Co Investment Partners, LLC, and 5,195 shares owned by Thomas H. Lee (formerly Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 1900, New York, NY 10016.

(5)	Consists of shares owned by TH Lee Putnam Ventures, for which Mr. Brown disclaims beneficial ownership, except to the extent of his pecuniary interest in such securities. The address for Mr. Brown is 200 Madison Ave, Suite 1900, New York, NY 10016.

(6)	Consists of 169,223 shares owned by Mr. Wasik, The address for Mr. Wasik is One Morningside Drive, Building B Westport, CT 06880.

Series N Convertible Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series N Convertible Preferred Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Charter Oak Partners (2)	639,221	71.0%
Scorpion (3)	248,601	28.0%

(1)	Percentage of beneficial ownership is based on 895,997 shares of Series N Convertible Preferred Stock outstanding as of September 30, 2008. More than one person may be beneficially entitled to the same shares.

(2)	Consists of 549,730 shares held by Charter Oaks Partners and 89,491 shares held by Charter Oak Partners II LP. The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport, CT 06880.

(3)	Consists of 248,601 shares held by Scorpion Capital Partners, LP The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016.

Series O Convertible Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series O Convertible Preferred Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
William S. Lapp (2)	90,345	73.6%
Smithfield Fiduciary, LLC (3)	30,535	24.9%

(1)	Percentage of beneficial ownership is based on 122,701 shares of Series O Convertible Preferred Stock outstanding as of September 30, 2008. More than one person may be beneficially entitled to the same shares.

(2)	The address for Mr. Lapp is 12840 11th Avenue North, Plymouth, MN 55441.

(3)	The address for Smithfield Fiduciary, LLC is 9 West 57th St., 27th Floor, New York, NY 10019.

Series P Preferred Stock

Our directors and executive officers do not beneficially own any shares of Series P Convertible Preferred Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
Longview Fund, L.P (2)	2,021,515	94.1%
William S. Lapp (3)	126,502	5.9%

(1)	Percentage of beneficial ownership is based on 2,148,017 shares of Series P Preferred outstanding as of September 30, 2008. The Series P Preferred does not have any voting rights, but may be converted, at any time, into common stock.

(2)

Consists of 1,440,628 shares held by Longview Fund, LP, 382,786 shares held by Longview Equity Fund, LP and 198,100 shares held by Longview International Equity Fund, LP. The address for each of the foregoing entities is 600 Montgomery Street, 44th Floor, San Francisco, CA 94111.

(3)	The address for Mr. Lapp is 12840 11th Avenue North, Plymouth, MN 55441.

Our directors and executive officers do not beneficially own any shares of Series Q Convertible Preferred Stock.

Series Q Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned (1)
TH Lee Putnam Ventures (2)	1,443,745	28.9%
James G. Brown (3)	1,443,745	28.9%
Linden Capital (4)	833,473	16.7%
Third Point Partners (5)	571,977	11.4%
Charter Oaks Partners (6)	547,327	11.0%
Bernard Selz (7)	458,039	9.2%
Pequot (8)	390,342	7.8%
Scorpion (9)	366.065	7.3%

(1)	Percentage of beneficial ownership is based upon 4,998,022 shares of Series Q Preferred outstanding as of September 30,2008 Series Q Preferred does not have any voting rights but may be converted to common stock at any time.

(2)	Includes the right to receive 774,637 shares by TH Lee Putnam Ventures, L.P., the right to receive 604,423 shares by TH Lee Putnam Parallel Ventures, L.P., the right to receive 46,637 shares by THLi Co Investment Partners, LLC, and the right to receive 18,047 shares by Thomas H. Lee (formally Blue Star I, LLC). The address for THLPV is 200 Madison Avenue, Suite 1900, New York, NY 10016.

(3)	Consists of the right to receive shares by TH Lee Putnam Ventures, for which Mr. Brown disclaims beneficial ownership. The address for Mr. Brown is 200 Madison Ave, Suite 2225, New York, NY 10016.

(4)	Linen Capital Series Q Convertible Preferred Stock. The address for the foregoing entity is c/o Goldman Sachs, One New York Plaza, 44th Floor, New York, NY 10004.

(5)

Consists of 60,358 shares held by Third Point Offshore Fund Ltd., 407,057 shares held by Third Point Partners, LP, 46,529 shares held by Third Point Partners Qualified and 47,512 shares held by Third Point Ultra Ltd. The address for each of the foregoing entities is 390 Park Avenue, 18th Floor, New York, NY 10022.

(6)	Includes the right to receive 477,933 shares by Charter Oak Partners and the right to receive 69,394 shares by Charter Oak Partners II. The address for each of the foregoing entities is 10 Wright Street, Suite 210, Westport 06880

(7)

Includes the right to receive 229,019 shares by Bernard Selz and the right to receive 229,019 shares by The Selz Family Trust. The address for each of the foregoing is 600 Fifth Avenue, 25th Floor, New York, NY 10020.

(8)	Includes the right to receive 177,250 shares by Pequot Scott Fund, L.P., the right to receive 140,546 shares by Pequot Mariner Master., the right to receive 60,358 shares by Pequot Navigator Offshore Fund, Inc., the right to receive 5,870 shares by Pequot Diversified Master Fund, Ltd and the right to receive 6,318 shares by Premium Series PCC LTD – Cell 33. The address for each of the foregoing entities is 500 Nyala Farm Road, Westport, CT 06880.

(9)

Includes the right to receive 343,186 shares by Scorpion Capital Partners, L.P. and the right to receive 22,879 shares by Scorpion Acquisition LLC. The address for Scorpion Capital Partners, L.P., is 245 Fifth Avenue, 25th Floor, New York, NY 10016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

CD&L Transactions

In connection with the CD&L acquisition, we issued: (i) 78,205 Units on July 3, 2006, each of which was comprised of (a) $1,000 aggregate principal amount at maturity of Senior Notes due 2010 and (b) a warrant to purchase 345 pre reverse stock split adjusted shares of our common stock at an initial exercise price of $1.45 per share, subject to adjustment from time to time; (ii) 4.5 million shares of $0.004 par value Series Q Convertible Preferred Stock, each initially convertible into 9.0909 shares of our common stock, representing an initial conversion price of $1.10 per share, subject to adjustment and other customary terms for similar offerings; and (iii) 2.5 million pre reverse stock split adjusted shares of our common stock. Due to the anti-dilution provisions contained in the Series Q Preferred and events that have triggered such provisions, one share of Series Q Preferred stock currently converts to approximately 11.89 shares of common stock.

The term of the warrants expires on July 3, 2010. The warrants are subject to an automatic exercise feature, based on the trading price of our common stock, subject to specified limitations. The warrants contain other customary terms and provisions.

In addition to issuing warrants as part of the Units, we also issued warrants on July 3, 2006 to purchase 797,500 pre reverse stock split adjusted shares of our common stock to affiliates of THLPV in consideration for prior services they provided to us, at an exercise price of $0.01 per share. These warrants have terms similar to the warrants issued as part of the Units except that they do not provide for automatic exercise. Mr. James G. Brown, founder and Managing Director of TH Lee Putnam Ventures L.P., is one of our former directors.

In addition, we also issued on July 3, 2006 an aggregate of 277,770 pre reverse stock split adjusted shares of Series Q Convertible Preferred Stock in consideration for prior services provided to us, determined by the Company to have a fair market value of not less than $10.00 per share, to certain of the investors, the placement agents for the Unit and Series Q Convertible Preferred Stock offerings and affiliates of THLPV for various services they provided to us.

We sold Units to the following beneficial owners of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Units
Silver Oak Capital, LLC	15,000
Context	13,000
Portside Growth & Opportunity Fund	10,250
White Box	10,000
Lehman	8,000
CAMOFI Master LDC	4,240
Exeter Capital Partners IV, L.P.	3,204
Longview Funds	3,180

We sold or issued in consideration for services Series Q Convertible Preferred Stock to the following beneficial owners of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series Q
TH Lee Putnam Ventures (1)(7)	1,205,000
Linden Capital, LP	850,000
Third Point (2)	500,000
Selz (3)	400,400
Pequot (4)(7)	341,250
Scorpion (5)(7)	320,000
Longview Funds	300,000
Charter Oak Partners (6)	151,800
Crestview Capital Master, LLC	75,000

(1)	Consists of 664,741 shares purchased by TH Lee Putnam Ventures, L.P., 486,272 shares purchased by TH Lee Putnam Parallel Ventures, L.P., 38,925 shares purchased by THLi Co Investment Partners, LLC and 15,062 shares purchased by Thomas H. Lee. Mr. James G. Brown, one of our former directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

(2)	Consists of 355,834 shares purchased by Third Point Offshore Fund, Ltd., 61,959 shares purchased by Third Point Partners, LP, 41,533 shares purchased by Third Point Ultra Ltd., and 40,674 shares purchased by Third Point Partners Qualified LP.

(3)	Consists of 200,200 shares purchased by Bernard Selz and 200,200 shares purchased by Selz Family Trust.

(4)	Consists of 134,630 shares purchased by Pequot Scout Fund, LP, 110,817 shares purchased by Pequot Mariner Master Fund, LP, 43,895 shares purchased by Pequot Navigator Offshore Fund, Ltd., 41,250 shares purchased by Pequot Capital Management, 5,525 shares purchased by Premium Series PCC Ltd, and 5,133 shares purchased by Pequot Diversified Master Fund Ltd.

(5)	Consists of 300,000 shares purchased by Scorpion Capital Partners LP and 20,000 shares purchased by Scorpion Acquisition LLC.

(6)	Consists of 130,290 shares purchased by Charter Oak Partners LP and 21,510 shares purchased by Charter Oak Partners II LP.

(7)	TH Lee Putnam Ventures, Pequot and scorpion were beneficial owners of 5% or more of our securities before the Series Q transaction. The other parties were not.

We issued common stock to the following party which, as a result of their purchase, became a beneficial owners of 5% or more of our voting securities in consideration for CD&L common stock:

Name of Beneficial Owner	Number of Shares of Common Stock (1)
Exeter Capital Partners	164,362

(1)	Adjusted for the 1 – for – 15 reverse stock split on December 6, 2007

We issued warrants to the following beneficial owner of 5% or more of our voting securities for services provided:

Name of Beneficial Owner	Number of Shares of Common Stock (1)
TH Lee Putnam Ventures (2)	16,667

(1)	Adjusted for the 1 – for – 15 reverse stock split on December 6, 2007

(2)	Mr. James G. Brown, one of our former directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

Reimbursement Agreement with TH Lee Putnam Ventures

Effective June 29, 2006, we entered into a reimbursement agreement (the “Reimbursement Agreement”) with THLPV. Under the terms of the Reimbursement Agreement:

(a)	The Company acknowledges its indebtedness to THLPV for: (i) costs and expenses of approximately $90,000 incurred by THLPV on behalf of the Company; (ii) an overfunding in the amount of $130,000 on a prior credit facility maintained by THLPV for the Company; (iii) merger and acquisition services rendered by THLPV to the Company; and (iv) credit enhancements provided by THLPV to the Company in the form of loan guarantees. Under the terms of the Reimbursement Agreement, the Company agreed to satisfy the obligations described above through the payment of cash in the amount of $89,551, 11,818 shares of Series Q Convertible Preferred Stock with a fair value of $130,000 and the issuance of warrants to purchase 797,500 pre reverse stock split adjusted shares of common stock at an exercise price of $0.01 per share (250,000 shares for services rendered in connection with the acquisition of CD&L as noted above and 547,500 shares as compensation for credit enhancement guarantees of the Company’s indebtedness as noted below) with a fair value of approximately $1.1 million.

(b)	The Company acknowledges an obligation to a law firm for fees and expenses aggregating $149,000 for work arranged by THLPV on behalf of the Company and the Company agreed to satisfy such obligation in cash.

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

Issuance of Series P Convertible Preferred Stock

On October 14, 2005, we entered into Stock Purchase Agreements (the “Purchase Agreements”) with one group of institutional investment funds and one accredited investor (the “Investors”). The Purchase Agreements provided for the private placement of 3,099,513 shares of a newly authorized series of our convertible preferred stock (the “Series P Preferred”) in exchange for aggregate gross proceeds of $10,352,370. Each share of Series P Preferred was initially convertible into one share of our common stock, and had an initial conversion price of $3.34 per share subject to certain adjustments. Due to the anti-dilution provisions contained in the Series P Preferred and events that have triggered such provisions, one share of Series P Preferred stock currently converts to approximately 3.58 shares of common stock. The Series P Preferred has a term of three years (the “Term”) and is currently entitled to receive a dividend at the rate of six percent per annum of the Series P Preferred stated value, payable quarterly, in cash or shares of Series P Preferred (PIK Shares) at our option. Each Investor also received a warrant to purchase up to 20% of the amount of Series P Preferred purchased. The pre reverse stock split adjusted exercise price for the warrant is $4.00, subject to adjustment.

We sold Series P Preferred to the party which, as a result of their purchase, became a beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Series P
Longview Funds (1)	2,994,012

(1)	Consists of 2,395,210 shares purchased by Longview Fund, LP, 401,198 shares purchased by Longview Equity Fund, LP and 197,605 purchased by Longview International Equity Fund, LP.

We issued warrants to the following beneficial owner of 5% or more of our voting securities:

Name of Beneficial Owner	Number of Shares of Common Stock (1)
Longview Funds (2)	39,922

(1)	Adjusted for the 1 – for – 15 reverse stock split on December 6, 2007

(2)	Consists of warrants to purchase 31,937 reverse stock split adjusted shares of common stock owned by Longview Fund, LP, warrants to purchase 5,350 reverse stock split adjusted shares of common stock owned by Longview Equity Fund, LP and warrants to purchase 2,635 reverse stock split adjusted shares of common stock owned by Longview International Equity Fund, LP.

Issuance of Series N Convertible Preferred Stock

Pursuant to a Stock Purchase Agreement entered into on April 28, 2005, we contracted to issue to nine institutional and accredited investors 2,544,097 shares of Series N Convertible Preferred Stock (“Series N Preferred”) for $3.685 per share for net proceeds of $9,375,000. Each share of Series N Preferred was initially convertible into one share of our common stock, and had an initial conversion price of $3.685 per share subject to certain adjustments. Due to the anti-dilution provisions contained in the Series N Preferred and events that have prompted such provisions, one share of Series N Preferred converts to approximately 2.37 shares of common stock as of June 28, 2008. The Series N Preferred is entitled to receive a dividend at the rate of six percent per annum of the Series N stated value.

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

We sold the Series M Preferred to the following directors, officers and/or beneficial owners of 5% or more of any class of our voting securities:

Name of Beneficial Owner	Number of Shares of Series M
Pequot (1)	1,628,222
Special Situations Funds (2)	1,628,222
Scorpion (3)	1,573,948
TH Lee Putnam Ventures (4)	542,741
Vincent A. Wasik (5)	135,685
Alexander I. Paluch (6)	78,697

(1)	Consists of 789,036 shares purchased by Pequot Scout Fund, LP, 468,032 shares purchased by Pequot Navigator Onshore Fund, L.P., 343,745 shares purchased by Pequot Navigator Offshore Fund, Inc., and 27,408 shares purchased by Premium Series PCC Limited.

(2)	Consists of 814,111 shares purchased by Special Situations Private Equity Fund, L.P., 610,583 shares purchased by Special Situations Fund III, L.P., and 203,528 shares purchased by Special Situations Cayman Fund, L.P.

(3)	Consists of 1,356,852 shares purchased by Scorpion Capital Partners, L.P. and 217,096 shared purchased by Scorpion Acquisition, LLC.

(4)	Consists of 299,405 shares purchased by TH Lee Putnam Ventures LP, 219,020 shares purchased by TH Lee Putnam Parallel Ventures LP, 17,532 shares purchased by THLi Co Investment Partners LLC and 6,784 shares purchased by Thomas H. Lee (formerly Blue Star I, LLC). Mr. James G. Brown, one of our former directors, is also an executive officer of TH Lee Putnam Ventures. Mr. Brown disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

(5)	Vincent A. Wasik is the founder and principal of MCG Global LLC and is our Chairman of the Board and CEO.

(6)	Consists of 10,855 shares purchased directly by Mr. Paluch and 67,843 shares purchased by East River Ventures II, LP. Mr. Paluch disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in such securities.

Capital Contribution Agreement and Warrant to Purchase Common Stock

As part of the above-described Series M private placement, the Series M investors required that THLPV reach an agreement to extend, for a two-year period, the July 1, 2004 capital contribution agreement previously entered into between THLPV and a former senior lender. Under the terms of the capital contribution agreement, in the event that THLPV elected to not provide further financial support for the Company, THLPV was required to notify the Company’s former senior lender of such decision and provide specific levels of financial support for a thirty (30) day period following the notification. In exchange for entering in to the capital contribution agreement, the former senior lender agreed to waive certain financial covenants under the Company’s credit facilities. At the time, THLPV did not receive any compensation in exchange for entering into the capital contribution agreement. As part of the extension of the capital contribution agreement the Company issued a warrant to purchase 193,552 pre reverse stock split adjusted shares of common stock to THLPV. The warrant had an estimated fair value of $2.3 million at the time issued. The term of the warrant is five years and has an exercise price of $0.005 per share. Due to the value of the warrant, the Company recorded $2.3 million as a deferred financing cost and additional paid-in capital.

On February 17, 2006, in connection with the seventh amendment to the amended and restated revolving credit facility with the former senior lender, the Company entered into the first amendment to the Capital Contribution Agreement whereby the former senior lender acknowledged that in the event that THLPV elected to not provide further financial support for the Company, the maximum amount of the deposit that THLPV would have been required to make was reduced from $1,950,000 to $1,450,000. On July 3, 2006 the revolving credit facility with the former senior lender was refinanced with the proceeds from the Unit offering, and the capital contribution agreement became null and void.

Contracts and Arrangements with MCG Global, LLC

We entered into a Contractor Services Agreement (the “Agreement”) with MCG Global, LLC and its related entities (“MCG”), effective as of July 27, 2003 as described above under “Employment Agreements”, which description is incorporated herein by reference, under which Vincent A. Wasik provides all services as our Chief Executive Officer. Mr. Wasik was a stockholder and our Chairman of the Board at the time the Service Agreement was entered into. The Service Agreement provides that the Compensation Committee on an annual basis shall establish the compensation for these services. On January 15, 2005, the Compensation Committee modified the Service Agreement by eliminating the grant of warrants to purchase shares of our common stock. In fiscal 2008 and fiscal 2007, we recorded compensation expense of $875,000 and $850,000 for these services, respectively.

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

Capital Distribution

In 2004, the Company issued shares of Series J and Series K Convertible Preferred Stock worth $7.5 million to THLPV. In connection therefore, THLPV issued a standby Letter of Credit guarantee of $7.5 million to support our revolving credit facility. Funding of the Series J and Series K Convertible Preferred Stock with the standby Letter of Credit guarantee was recorded as a subscription receivable. On July 3, 2006, Velocity paid off the credit facility in full, without drawing any funds from the standby Letter of Credit guarantee. As a result, on July 3, 2006, the $7.5 million subscription receivable was returned to THLPV as a distribution of capital.

Grant of Warrant to Purchase Common Stock

Mr. Wasik serves as the Company’s Chief Executive Officer pursuant to an agreement between the Company and MCG Global, LLC (“MCG”). Mr. Wasik is an owner and principal of MCG. His compensation is paid through MCG. In 2006, a warrant to purchase 245,899 pre reverse stock split shares of our common stock with a fair value of approximately $0.4 million was granted to Mr. Wasik under the 2004 Stock Incentive Plan. The warrant has an exercise price of $2.56 per pre reverse stock split share, a term of five years, and became exercisable one year subsequent to the date of grant.

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

Management stock purchase

In June 2007, in connection with a private placement of common stock to management in July 2007, members of management paid $573,000 in cash to the Company as advances on the purchase of stock. In July 2007, an additional $479,000 was recorded as a stock subscription receivable and the Company issued approximately 66,667 reverse stock split adjusted shares of Common Stock to management. The remainder of the balance due from management at June 28, 2008 was approximately $170,000.

Equity Securities Issued for Guarantees

On February 17 and June 5, 2006 we entered into the seventh and eighth amendments to the former revolving credit facility whereby the lender released $2.0 million of previously restricted availability after receiving a limited guarantee in the amount of $2.0 million from THLPV and Pequot Capital Management. On July 3, 2006, we issued to THLPV a warrant to purchase 547,500 pre reverse stock split adjusted shares of our common stock as consideration for the guarantee. The warrants issued to the THLPV have a term of 4 years, and are exercisable at $0.01 per share. We also issued to Pequot Capital Management 41,250 shares of Series Q Convertible Preferred Stock on July 3, 2006 as consideration for the guarantee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate aggregate fees billed to us by UHY LLP, our independent registered public accountants, for fiscal years 2008 and 2007:

	Fiscal Year
Fee	2008	2007
Audit Fees (1)	$396,033	$398,324
Audit Related Fees (2)	24,600	7,000
Tax Fees	—	—
All Other Fees	—	—

(1)	Includes fees related to the annual audit and quarterly reviews.

(2)	Includes fees related to a review performed of the Company’s Canadian subsidiary’s financial statements in 2008 and services related to the Company’s franchise offering document in 2007.

The firm of UHY LLP (UHY) acts as our principal independent registered public accounting firm. Through and as of October 27, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full time employees. Therefore, few, if any, of the audit services performed were provided by permanent, full time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. No non-audit services were performed by Advisors to the Company in 2008 and 2007.

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

All of the services provided by the independent auditors in fiscal 2008 were approved by the Audit Committee under its pre-approval policies.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to its Annual Report on Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Westport, state of Connecticut on October 27, 2008.

VELOCITY EXPRESS CORPORATION

By	/s/ VINCENT A. WASIK
Vincent A. Wasik
Chairman of the Board, Chief Executive Officer

By	/s/ EDWARD W. STONE
Edward W. Stone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VINCENT A. WASIK Vincent A. Wasik	Chairman of the Board and Chief Executive Officer	October 27, 2008

/S/ EDWARD W. STONE Edward W. Stone	Chief Financial Officer	October 27, 2008

* Alex Paluch	Director	October 27, 2008

* Richard A. Kassar	Director	October 27, 2008

* Leslie E. Grodd	Director	October 27, 2008

* John J Perkins	Director	October 27, 2008

/S/ MARK T. CARLESIMO Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Velocity Express Corporation dated October 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

3.3	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.4	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.6	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.7	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.8	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.10

Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

3.11 Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 6, 2007).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

Exhibit Number	Description
4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

Exhibit Number	Description
10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.22	Intercompany Subordination Agreement dated, as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

Exhibit Number	Description
10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed on October 15, 2007).

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 31, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.30	Amendment No. 9, dated February 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arrange and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.31	Waiver and Tenth Amendment, dated April 30, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothills, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.32	Waiver and Eleventh Amendment dated May 19, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 23, 2008).

10.33	Fourth Supplemental Indenture dated as of May 19, 2008, to Indenture dated as of July 3, 2006, as amended by the First Supplemental Indenture dated as of August 17, 2006, the Second Supplemental Indenture dated as of December 22, 2006 and the Third Supplemental Indenture dated as of July 25, 2007, among Velocity Express Corporation, the subsidiaries thereof party thereto, and Wilmington Trust Company, as successor trustee to Wells Fargo Bank, N.A. as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.34	Form of Velocity Express Corporation Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.35	Registration Rights Agreement dated May 19, 2008, between Velocity Express Corporation and the Investors named therein with respect to the Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed June 12, 2008).

10.36*	Waiver dated October 14, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

Exhibit Number	Description
21.1	Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit on this Annual Report of Velocity Express Corporation on Form 10-K/A for the period ended June 28, 2008.

