Form 10-Q
period 2008-09-27
VELOCITY EXPRESS CORP
filed 2008-11-12
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934    YES  ☐    NO  ☒

As of November 7, 2008, there were 3,409,488 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 27, 2008

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	September 27, 2008	June 28, 2008

ASSETS
Current assets:
Cash	$4,356	$4,240
Accounts receivable, net of allowance of $1,385 and $1,724 at September 27, 2008 and June 28, 2008 respectively	24,031	25,126
Accounts receivable - other	1,086	815
Prepaid insurance	1,827	1,635
Other prepaid expenses and other current assets	814	720

Total current assets	32,114	32,536
Property and equipment, net	6,722	6,981
Goodwill	35,138	35,138
Intangible assets, net	20,800	21,333
Deferred financing costs, net	1,887	2,164
Other assets	3,804	3,797

Total assets	$100,465	$101,949

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$28,260	$26,533
Accrued wages and benefits	3,808	4,078
Accrued legal and claims	2,561	4,102
Accrued insurance and claims	2,922	3,075
Accrued interest	4,671	5,708
Related party liabilities	16	52
Other accrued liabilities	1,431	1,705
Revolving line of credit	8,014	7,942
Current portion of long-term debt	1,114	1,152

Total current liabilities	52,797	54,347
Long-term debt, less current portion	56,877	46,498
Accrued insurance and claims	535	538
Other long-term liabilities	3,840	4,992

Total liabilities	114,049	106,375
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.004 par value, 299,515 shares authorized 11,944 and 11,763 shares issued and outstanding at September 27, 2008 and June 28, 2008, respectively	69,868	68,750
Common stock, $0.004 par value, 700,000 shares authorized 3,372 and 2,893 shares issued and outstanding at September 27, 2008 and June 28, 2008, respectively	13	11
Stock subscription receivable	(170)	(170)
Additional paid-in-capital	394,424	393,318
Accumulated deficit	(477,358)	(466,081)
Accumulated other comprehensive loss	(361)	(254)

Total shareholders’ deficit	(13,584)	(4,426)

Total liabilities and shareholders’ deficit	$100,465	$101,949

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 27, 2008	September 29, 2007
Revenue	$72,573	$93,307
Cost of services	52,862	70,167
Depreciation	495	301

	53,357	70,468

Gross profit	19,216	22,839
Operating expenses:
Occupancy	4,393	4,630
Selling, general and administrative	14,313	18,509

	18,706	23,139
Integration costs	—	501
Restructuring charges	—	274
Asset impairments	15	—
Depreciation and amortization	811	1,476

Total operating expenses	19,532	25,390

Loss from operations	(316)	(2,551)
Other income (expense):
Interest expense, net	(9,016)	(4,872)
Other	(7)	1

Loss before income taxes	(9,339)	(7,422)
Income taxes	—	100

Net loss	$(9,339)	$(7,522)

Net loss applicable to common shareholders	$(11,278)	$(11,144)

Basic and diluted net loss per share	$(3.45)	$(4.22)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	3,272	2,642

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

Unaudited

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 28, 2008	4,063	$14,335	764	$2,694	90	$355	1,995	$4,983	4,851	$46,383

Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for dividends paid-in-kind	62	227	13	48	2	8	32	107	73	728
Preferred Stock PIK dividends earned	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at September 27, 2008	4,124	$14,562	777	$2,742	92	$363	2,027	$5,090	4,924	$47,111

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS (CONTINUED)

Unaudited

(Amounts in thousands)

	Total Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 28, 2008	11,763	$68,750	2,893	$11	$(170)	$393,318	$(466,081)	$(254)	$(4,426)

Issuance of Common Stock	—	—	479	2	—	299	—	—	301
Offering costs	—	—	—	—	—	(14)	—	—	(14)
Issuance of preferred stock for dividends paid-in-kind	181	1,118	—	—	—	(1,118)	—	—	—
Preferred Stock PIK dividends earned	—	—	—	—	—	871	(871)	—	—
Beneficial conversion of preferred stock	—	—	—	—	—	1,068	(1,068)	—	—
Net loss	—	—	—	—	—	—	(9,339)	—	(9,339)
Foreign currency translation	—	—	—	—	—	—	—	(107)	(107)

Comprehensive loss	—	—	—	—	—	—	—	—	(9,446)

Balance at September 27, 2008	11,944	$69,868	3,372	$13	$(170)	$394,424	$(477,358)	$(361)	$(13,584)

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES
Net loss	$(9,339)	$(7,522)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization of intangibles	1,306	1,777
Accretion of interest and amortization of debt issue costs	5,336	2,501
Stock option and warrant expense	—	86
Reversal of allowance for doubtful accounts, trade	(45)	—
Asset impairments	15	—
Loss on debt extinguishment	7	—
Loss on the sale of assets	—	9
Change in operating assets and liabilities:
Accounts receivable	1,185	329
Other current assets	(561)	1,477
Other assets	(7)	157
Accounts payable	1,658	(3,000)
Accrued liabilities	1,026	(3,667)

Cash provided by (used in) operating activities	574	(7,853)
INVESTING ACTIVITIES
Proceeds from sale of assets	—	157
Purchases of property and equipment	(246)	(511)

Cash used in investing activities	(246)	(354)
FINANCING ACTIVITIES
Proceeds from revolving credit facility, net	72	1,485
Payments of notes payable and long-term debt	(284)	(256)
Proceeds from issuance of common stock, net	—	3,580

Cash (used in) provided by financing activities	(212)	4,809

Net change in cash	116	(3,398)

Cash, beginning of period	4,240	14,418

Cash, end of period	$4,356	$11,020

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing time definite logistics solutions to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single business segment.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 2008 and the results of its operations and its cash flows for the three months ended September 27, 2008 and September 29, 2007, have been included. The results of operations for the three months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2009. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These consolidated financial statements should be read in conjunction with the financial statements for the year ended June 28, 2008, and the footnotes thereto, included in the Company’s Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for such fiscal year. In connection with the preparation of such consolidated financial statements for the years ended June 28, 2008 and June 30, 2007, due to resource constraints, a material weakness is evident to management regarding the Company’s inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosures for inclusion in its filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Velocity Express Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to its accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has two customers that accounted for 22.4% and 10.6% of its revenues for the three months ended September 27, 2008 and one customer that accounted for 15.2% of its revenues for the three months ended September 29, 2007, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At September 27, 2008 the Company had two customers that accounted for 12.5% and 11.0% of the Company’s total trade accounts receivable, and at June 28, 2008, no single customer had an accounts receivable balance greater than 10% of the Company’s total trade accounts receivable.

Comprehensive Loss

Comprehensive loss was $9.6 million and $7.7 million for the three months ended September 27, 2008 and September 29, 2007, respectively. The difference between net loss and comprehensive loss in each respective period relates to foreign currency translation adjustments. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive loss within the Shareholders’ deficit section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the period.

Reverse Stock Split

Shareholder approval was granted for a 1 – for – 15 reverse stock split at the shareholders’ meeting held on December 6, 2007. Such reverse stock split became effective at open of trading on December 7, 2007. All share amounts presented reflect the reverse stock split.

Earnings Per Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For each period presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(Amounts in thousands, except per share data)
Numerator:
Net loss	$(9,339)	$(7,522)
Beneficial conversion feature for Series N Preferred	(53)	(154)
Beneficial conversion feature for Series O Preferred	(6)	(61)
Beneficial conversion feature for Series P Preferred	(78)	(194)
Beneficial conversion feature for Series Q Preferred	(931)	(1,913)
Series M Preferred dividends paid-in-kind	(223)	(312)
Series N Preferred dividends paid-in-kind	(48)	(62)
Series O Preferred dividends paid-in-kind	(6)	(42)
Series P Preferred dividends paid-in-kind	(107)	(171)
Series Q Preferred dividends paid-in-kind	(487)	(713)

Net loss applicable to common shareholders	$(11,278)	$(11,144)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	3,272	2,642

Basic and Diluted Loss Per Share	$(3.45)	$(4.22)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. In the three-month periods ended September 27, 2008 and September 29, 2007, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	September 27, 2008	September 29, 2007
	(Amounts in thousands)
Stock options	28	28
Common stock warrants	1,905	1,932
Convertible preferred stock:
Series M Convertible Preferred	652	520
Series N Convertible Preferred	123	123
Series O Convertible Preferred	16	68
Series P Convertible Preferred	484	352
Series Q Convertible Preferred	3,903	2,917

	7,110	5,939

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of June 29, 2008. The adoption of SFAS 157 did not have a material impact on our financial condition.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value at specific election dates. SFAS 159’s objective is to improve financial reporting by reducing both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 requires companies to provide additional information that will help users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. SFAS 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company has not elected to measure any assets or liabilities at fair value that are not already measured at fair value under existing standards.

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

3. RESTRUCTURING LIABILITIES

A summary of the restructuring liabilities and the activity for the period ended September 27, 2008 is as follows (amounts in thousands):

	Restructuring Liabilities June 28, 2008	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities September 27, 2008
Employee termination benefits	$7	$—	$(3)	$—	$4
Lease termination costs	514	—		—	514

	$521	$—	$(3)	$—	$518

4. DEBT

Revolving Credit Facility

Borrowings under the revolving credit agreement with Wells Fargo Foothill (“Wells”) bear interest at a rate equal to, at the borrowers’ option, either a base rate, or a LIBOR rate plus an applicable margin of 6.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at September 27, 2008 was 8.5%. The Company had no additional available borrowings. The revolving credit agreement, as amended, matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Modified Senior Notes is scheduled to become due and payable under the Indenture (as defined below) or (ii) December 22, 2011.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes specified financial covenants requiring the borrowers to achieve a minimum EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month, not to exceed minimum levels of driver pay and purchased transportation measured as a percentage of revenue, and to certify compliance on a monthly basis. In connection with the revolving credit agreement, as amended, the Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Modified Senior Notes.

The Company did not meet the minimum driver pay and purchased transportation covenant for the four three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, and October 17, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers dated October 14, 2008 and November 12, 2008 (see Note 8 – Liquidity).

Long Term Debt

Long-term debt consists of the following:

	September 27, 2008	June 28, 2008
	(Amounts in thousands)
Senior Notes, net of discount of $35,379 and $40,482, respectively	$55,887	$45,543
Capital leases	1,967	1,969
Other	137	138

	57,991	47,650
Less current maturities	(1,114)	(1,152)

Total Long Term Debt	$56,877	$46,498

Modified Senior Notes

The Company is accreting the difference between the carrying amount of the Modified Senior Notes ($55.9 million and $45.5 million at September 27, 2008 and June 28, 2008, respectively) and their face value ($91.3 million and $86.0 million at September 27, 2008 and June 28, 2008, respectively) over the remaining term using the effective interest method. Total accretion in the three month period ended September 27, 2008 was $5.1 million.

The Modified Senior Notes bear interest at an annual rate of 18% at September 27, 2008. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Modified Senior Notes with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Modified Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

A second supplemental indenture, dated December 22, 2006, prohibits the payment of mandatory redemption of Original Senior Notes if there are outstanding obligations under the revolving credit facility, as amended.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing the Original Senior Notes. An allonge to the existing Senior Notes raised the interest rate payable on the Notes from 12.0% to 13.0%.

On May 19, 2008, the holders of our senior secured notes due 2010 (the “Note Holders” of our “Original Senior Notes”) consented to a Fourth Supplemental Indenture modifying the indenture governing the Original Senior Notes. The supplemental indenture (1) allowed for interest payments due in June 2008 ($5.7 million) and December 2008 ($8.2 million) to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price

(“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) required issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value then outstanding at May 19, 2008, (5) increased the interest rate to 18%, (6) reduced the exercise price of the warrants originally issued with the Original Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) required the issuance of additional warrants equal to 15% of the common stock of the Company to holders at $0.88 per share (which was the greater of 105% VWAP or $0.88) with a forced conversion feature at 150% of the initial conversion price, (8) replaced existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly EBITDA covenant, (9) waived the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) commits any and all proceeds from certain litigation to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (14) reduced certain executive pay, and (15) provides for Note Holder representation on the Company’s Board of Directors.

On June 30, 2008, the Company issued $5.3 million face value of Modified Senior Notes and 377,154 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the Fourth Supplemental Indenture.

5. AUTOMOBILE AND WORKERS COMPENSATION LIABILITIES

During the third quarter of fiscal year 2005 and concluding in December 2006, we changed our insurance program to policies with minimal or no deductibles from earlier periods when our policies had various higher deductible levels; and thus were partially self-insured for automobile and workers’ compensation claims incurred during that period. The Company is also partially self-insured through high deductible policies for cargo claims. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and applicable deductible levels. These estimates include the Company’s actual experience based on information received from the Company’s insurance carriers and historical assumptions of development of unpaid liabilities over time. As of September 27, 2008 and September 29, 2007, the Company has deposits with its insurance carrier of zero and $0.4 million, respectively.

The Company has established accruals for automobile and workers’ compensation liabilities, which it believes are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has funded settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts.

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company accrues the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These accruals are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated accrued amounts. As of September 27, 2008 and June 28, 2008, the Company has accrued approximately $1.4 million and $1.5 million for case reserves plus development reserves and estimated losses incurred, but not reported, respectively.

6. SHAREHOLDERS’ EQUITY

Common stock

During the three month period ended September 27, 2008, the Company issued 377,154 shares of common stock with a fair value of approximately $0.2 million to the Note Holders as settlement in part of accrued interest on the Modified Senior Notes.

Warrant Conversions

The Company redeemed approximately $0.1 million in face value of Modified Senior Notes as settlement of the exercise price from the exercise of 101,864 warrants in exchange for 101,864 shares of common stock. The warrants exercised by the holders of the Modified Senior Notes had exercise prices of $0.88 and $1.35 per warrant. The shares issued were recorded at their fair value of approximately $0.1 million resulting in a loss on debt extinguishment of approximately $7,000 which is recorded in other expense.

A summary of the status of the Company’s common stock warrants outstanding as of September 27, 2008 and activity during the three-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	2,006,728	$3.80
Exercised	(101,864)	$0.97

Warrants outstanding and exercisable, September 27, 2008	1,904,864	$3.97	2.17 years	$6

7. COMMITMENTS AND CONTINGENCIES

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

Consequently, on Friday, May 4, 2007, the Company filed suit against Office Depot in Superior Court of Kent County, Delaware. That suit seeks three separate forms of relief. The first claim is for almost $600,000 for unpaid invoices. The second claim is for approximately $3.1 million resulting from Office Depot’s failure to pay the minimums required of it pursuant to the agreements. The third claim is for damages resulting from the improper termination, including loss of contributions to the Company’s profit resulting from the alleged improper termination. The damages for the last claim assume that the improperly cancelled agreements would have remained in effect at least another year. Office Depot filed its answer on July 18, 2007. Discovery is ongoing. There is no assurance the Company will be successful in pursuing this lawsuit, that Office Depot will not file a claim against us, or that the legal costs in doing so will outweigh any amounts received from Office Depot.

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

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December, 2003 in the Superior Court of the State of California for the County of Los Angeles, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to their Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. During the quarter ended September 27, 2008, the Company recorded a benefit of approximately $1.0 million resulting from a change in the estimated settlement liability related to this matter. Discovery on this matter is ongoing.

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

NASDAQ Compliance

The Company received notice on June 19, 2008 from the NASDAQ that it was not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We have a period of 180 days, until December 16, 2008, to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by December 16, 2008, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

The Company received another notice on September 5, 2008 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we are unable to demonstrate minimum market value compliance by December 4, 2008, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

On October 16, 2008, the NASDAQ implemented a temporary suspension of bid price and market value of publicly held shares requirements through Friday, January 16, 2009. The rules will be reinstated on Monday, January 19, 2009. On October 22, 2008, NASDAQ sent the Company two letters to inform management that it will remain at the same stage of the compliance period with regard to minimum bid price or minimum market value of publicly held shares, and upon reinstatement of the rules, it will retain the number of days remaining in its compliance period of 62 days and 50 days, respectively, extending the compliance period to March 23, 2009 and March 10, 2009, respectively.

The Company received a third notice on October 16, 2008 that the Company is no longer in compliance with Marketplace Rule 4310(c)(3) requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity. As provided in the NASDAQ rules, the Company submitted a response to the NASDAQ staff on October 31, 2008, outlining a specific plan and timeline to achieve and sustain compliance based on the prospective global alliance transactions. If the NASDAQ determines the Company has not presented a plan that adequately addresses the stockholders’ equity issue, NASDAQ will provide written notice that the Company’s securities will be delisted. At that time, the Company has the right to appeal the decision to a NASDAQ Listing Qualifications Panel. There is no assurance that the NASDAQ staff will accept the Company’s plan of compliance. In the event the NASDAQ staff does not accept the Company’s plan, the Company intends to request an appeal hearing before the NASDAQ Listing Qualifications Panel.

Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of these notices will likely have a material adverse effect on the price of our common stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved, will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Although we believe we have done all that we can to maintain our NASDAQ listing, holders of our preferred stock and certain warrants may claim that we did not use our best efforts to maintain our NASDAQ listing. We cannot assure you that we will be successful in regaining compliance with NASDAQ’s listing requirements.

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

8. LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt, and for the three months ended September 27, 2008 a loss of approximately $9.3 million. The Company also used cash in operating activities over the past several years, including $11.3 million in 2008. However, for the three months ended September 27, 2008, the Company generated $0.6 million in cash from operating activities. As of September 27, 2008 the Company has negative working capital of approximately $20.7 million and a deficiency in assets of $13.6 million. Further, the Company did not meet the minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during fiscal 2008 and 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described below, the Company is managing to an operating plan under which it expects to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt.

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

The Company again did not meet the covenant for minimum driver pay and purchased transportation cost as a percentage of revenue for the three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, and October 17, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers dated October 14, 2008 and November 12, 2008 and entered into additional amendments to the credit agreement increasing the special reserve against available borrowing by a total of $87,500 during the quarter ending December 27, 2008.

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

•

replacing its current revolving facility with Wells. We have executed a letter of intent with the U.S. subsidiary of a European bank group, completed due diligence, received credit committee approval from the parent bank in Europe and executed a commitment letter on November 12, 2008 enabling us to begin final loan documentation.

In addition, the Company expects to further improve its cash position in fiscal 2009 with the payment of interest in-kind on its Modified Senior Notes, and the sale of its Canadian subsidiary

The Company believes that, based on its operating plan, results to date in fiscal 2009 and expected replacement of its revolving credit facility, it will have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum EBITDA or other covenants under its expected replacement revolving credit facility) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Fourth Supplemental Indenture governing the Modified Senior Notes to maintain a minimum cash balance of $3.0 million. As of September 27, 2008, the Company had $4.4 million in cash with no available borrowings under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, qualitative feedback from field management since September 27, 2008 and its expected replacement of its revolving credit facility, the Company believes it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through June 27, 2009.

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

Overview

The Company is engaged in the business of providing time definite ground package delivery services. We operate primarily in the United States with limited operations in Canada. The Company operates in a single business segment.

The Company has one of the largest nationwide networks of time-definite logistics solutions in the United States and is a leading provider of scheduled, distribution and expedited logistics services. Its customers are comprised of multi-location, blue chip customers in the healthcare, office products, financial services, retail & consumer products, commercial, transportation & logistics, energy and technology sectors.

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

The Company’s customers represent a variety of industries and utilize our services across multiple service offerings. Revenue categories and percentages of total revenue for the quarters ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended
	September 27, 2008	September 29, 2007
Healthcare	30.4%	29.9%
Office products	29.0%	27.4%
Financial services	11.9%	14.9%
Retail and consumer products	11.5%	6.5%
Commercial	10.1%	12.8%
Transportation and logistics	5.4%	6.8%
Energy	1.2%	1.0%
Technology	0.5%	0.7%

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

For the three months ended September 27, 2008, the Company had a net loss of $9.5 million, but generated cash from operations of $0.7 million.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company’s management evaluates its estimates, including those related to bad debts, goodwill, insurance reserves, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K, as amended, for the year ended June 28, 2008.

Historical Results of Operations

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Revenue for the quarter ended September 27, 2008 decreased $20.7 million or 22.2% to $72.6 million from $93.3 million for the quarter ended September 29, 2007. The decrease in revenue was the result of our planned exit from uneconomic customer contracts acquired with the CD&L merger ($9.1 million), other customer service stops ($9.1 million) the continued migration of banking customers to the Check 21 scanning technology ($2.6 million), volume declines with continuing customers related to the slowing U.S. economy ($4.4 million), and the loss of a significant bank customer in the second quarter of 2008 ($3.3 million). These negative changes were partly offset by new revenue from customer start-ups of $5.9 million and $19 million of volume growth by other continuing customers that are less affected by the slowing U.S. economy.

Cost of services for the quarter ended September 27, 2008 was $52.9 million, a decrease of $17.3 million or 24.7% from $70.2 million for the quarter ended September 29, 2007. The decrease in volume accounted for a decrease of $13.3 million in driver pay and purchased transportation and $0.2 million in vehicle expense, correcting a number of specific, predominantly legacy CD&L routes, where our average driver settlement exceeded competitive market norms for the work performed accounted for $2.0 million, and improvements in purchased transportation costs as a percentage of revenue accounted for $0.5 million. Direct labor declined by $0.7 million, but increased as a percentage of revenue from 6.6% of revenue to 7.6% of revenue as the revenue mix shifted to more deliveries requiring sorting in our warehouses. Communication and scanner expenses also declined by $0.4 million due to improved reimbursements from independent contractor drivers related to the rollout of V-Trac 5.0 scanners. Offsetting these improvements was increased depreciation of $0.2 million on the V-Trac 5.0 scanners acquired and deployed to the field, and the related capitalized software development. As a result, gross margin increased from 24.5% in the prior year quarter to 26.5% for the quarter ended September 27, 2008.

Occupancy expense for the quarter ended September 27, 2008 were $4.4 million, a decrease of $0.2 million from the quarter ended September 29, 2007 reflecting closures of redundant facilities offset with increased costs for larger new facilities, occupied to accommodate anticipated volume growth.

Selling, general and administrative expenses for the quarter ended September 27, 2008 were $14.3 million or 19.7% of revenue, a decrease of $4.2 million or 22.7% as compared with $18.5 million or 19.8% of revenue for the quarter ended September 29, 2007. The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the two restructuring actions implemented during 2008 in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition ($3.2 million), and a benefit of $1.0 million resulting from a change in an estimated settlement liability in 2008.

Integration costs for the quarter ended September 29, 2007 were $0.5 million or 0.5% of revenue as the Company completed the integration of CD&L.

Restructuring charges for the quarter ended September 29, 2007 were $0.3 million or 0.3% of revenue. During the three month period ended September 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer, the Company’s management commenced a restructuring plan which primarily included severance costs of approximately $0.2 million. There were no restructuring actions during the quarter ended September 27, 2008.

Depreciation and amortization for the quarter ended September 27, 2008 was $0.8 million or 1.1% of revenue, a decrease of $0.7 million or 45.1% as compared with $1.5 million or 1.6% of revenue for the quarter ended September 29, 2007, of which $0.6 million pertains to a decrease in depreciation as equipment becoming fully depreciated exceeded depreciation on newly acquired fixed assets, and $0.1 million pertains to a decrease in amortization expense, as the non-compete intangible assets became fully amortized.

Net interest expense for the quarter ended September 27, 2008 increased $4.1 million to $9.0 million from $4.9 million for the quarter ended September 29, 2007 resulting from a 6% higher interest rate on the Modified Senior Notes due 2010, an additional $7.8 million face value of Modified Senior Notes issued as consideration for the modification to the indenture governing the Original Senior Notes in May 2008 earning 18% interest, and an additional $5.3 million face value of Modified Senior Notes issued as settlement in-kind of interest accrued on the Senior Notes also earning 18% interest.

As a result of the above, the Company had a net loss of $9.3 million for the quarter ended September 28, 2008 compared to a net loss of $7.5 million in the quarter ended September 29, 2007.

Net loss applicable to common stockholders was $11.3 million for the quarter ended September 27, 2008 compared with $11.1 million for the quarter ended September 29, 2007. For September 27, 2008 quarter, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the quarter ended September 29, 2007, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the anti-dilution provisions of Series N, Series O, Series P, and Series Q Convertible Preferred Stock resulting from the modification of warrants, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt, and for the three months ended September 27, 2008 a loss of approximately $9.3 million. The Company also used cash in operating activities over the past several years, including $11.3 million in 2008. However, for the three months ended September 27, 2008, the Company generated $0.6 million in cash from operating activities. As of September 27, 2008 the Company has negative working capital of approximately $20.7 million and a deficiency in assets of $13.6 million. Further, the Company did not meet the minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during fiscal 2008 and 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described below, the Company is managing to an operating plan under which it expects to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt.

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

The Company again did not meet the covenant for minimum driver pay and purchased transportation cost as a percentage of revenue for the four three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, and October 17, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers dated October 14, 2008 and November 12, 2008 and entered into additional amendments to the credit agreement increasing the special reserve against available borrowing by a total of $87,500 during the quarter ending December 27, 2008.

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

•

replacing its current revolving facility with Wells. We have executed a letter of intent with the U.S. subsidiary of a European bank group, completed due diligence, received credit committee approval from the parent bank in Europe and executed a commitment letter on November 12, 2008 enabling us to begin final loan documentation.

In addition, the Company expects to further improve its cash position in fiscal 2009 with the payment of interest in-kind on its Modified Senior Notes, and the sale of its Canadian subsidiary

The Company believes that, based on its operating plan, results to date in fiscal 2009 and expected replacement of its revolving credit facility, it will have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum EBITDA or other covenants under its expected replacement revolving credit facility) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the Fourth Supplemental Indenture governing the Modified Senior Notes to maintain a minimum cash balance of $3.0 million. As of September 27, 2008, the Company had $4.4 million in cash with no available borrowings under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, qualitative feedback from field management since September 27, 2008 and its expected replacement of its revolving credit facility, the Company believes it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through June 27, 2009.

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

Operating Activities, Investing Activities & Financing Activities

During the quarter ended September 27, 2008, the net increase in cash was $0.1 million compared to a net decrease of $3.4 million during the quarter ended September 29, 2007. As reported in our consolidated statements of cash flows, the increase (decrease) in cash during the quarters ended September 27, 2008 and September 29, 2007 is summarized as follows (in thousands):

	Quarter Ended
	September 27, 2008	September 29, 2007
Net cash provided by (used in) operating activities	$574	$(7,853)
Net cash used in investing activities	(246)	(354)
Net cash (used in) provided by financing activities	(212)	4,809

Total increase (decrease) in cash	$116	$(3,398)

Cash generated from operations was $0.6 million for the quarter ended September 27, 2008. This generation of cash was comprised of a net loss of $9.3 million offset by non-cash expenses of $6.6 million and working capital changes of $3.3 million. The increase in cash from working capital changes includes an decrease in accounts receivable of $1.2 million, and an increase in accounts payable and accrued expenses of $2.7 million partly offset by an increase of $0.6 million in prepaid insurance and other prepaid expenses.

Cash used in investing activities was $0.2 million for the quarter ended September 27, 2008 and consisted of capital expenditures.

Cash used in financing activities for the quarter ended September 27, 2008 was $0.2 million. The primary use of cash was payments of notes payable and long-term debt, partly offset with net proceeds of $0.1 million additional borrowings from the revolving credit facility.

Revolving Credit Facility

Borrowings under the revolving credit agreement, as amended, bear interest at a rate equal to, at the borrowers’ option, either a base rate plus an applicable margin of 3.50%, or a LIBOR rate plus an applicable margin of 6.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at September 27, 2008 was 8.5% and, in accordance with the terms of the agreement, the Company had no available borrowings. The revolving credit agreement, as amended, matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Modified Senior Notes is scheduled to become due and payable under the Indenture (as defined below) or (ii) December 22, 2011.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes specified financial covenants requiring the borrowers to achieve a minimum EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month, not to exceed minimum levels of driver pay and purchased transportation measured as a percentage of revenue, and to certify compliance on a monthly basis. In connection with the revolving credit agreement, as amended, the Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Modified Senior Notes.

The Company did not meet the minimum driver pay and purchased transportation covenant for the four three-week periods ended June 13, 2008, July 11, 2008, August 15, 2008, September 12, 2008, and October 17, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers dated October 14, 2008 and November 12, 2008 and entered into additional amendments to the credit agreement increasing the special reserve against available borrowing by a total of $87,500 during the quarter ending December 27, 2008.

Modified Senior Notes

The Modified Senior Notes bear interest at an annual rate of 18% at September 27, 2008. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Modified Senior Notes with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Modified Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

A second supplemental indenture, dated December 22, 2006, prohibits the payment of mandatory redemption of Original Senior Notes if there are outstanding obligations under the revolving credit facility, as amended.

On July 25, 2007, the Company entered into a third supplemental indenture modifying the indenture governing the Original Senior Notes. An allonge to the existing Senior Notes raised the interest rate payable on the Notes from 12.0% to 13.0%.

On May 19, 2008, the holders of our senior secured notes due 2010 (the “Note Holders” of our “Original Senior Notes”) consented to a Fourth Supplemental Indenture modifying the indenture governing the Original Senior Notes. The supplemental indenture (1) allows for interest payments due in June 2008 ($5.7 million) and December 2008 ($8.2 million) to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) required issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value then outstanding at May 19, 2008, (5) increased the interest rate to 18%, (6) reduced the exercise price of the warrants originally issued with the Original Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) required the issuance of additional warrants equal to 15% of the common stock of the Company to holders at $0.88 per share (which was the greater of 105% VWAP or $0.88) with a forced conversion feature at 150% of the initial conversion price, (8) replaced existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly EBITDA covenant, (9) waived the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) commits any and all proceeds from certain litigation to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (14) reduced certain executive pay, and (15) provides for Note Holder representation on the Company’s Board of Directors.

On June 30, 2008, the Company issued $5.3 million face value of Modified Senior Notes and 377,154 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the Forth Supplemental Indenture.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded,

processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 27, 2008 because of the material weakness described below.

In connection with the preparation of our consolidated financial statements for the year ended June 28, 2008, due to resource constraints, a material weakness is evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at September 27, 2008.

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

Changes in Internal Controls over Financial Reporting

There has been no change in internal controls over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)as of September 27, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 27, 2008, our disclosure controls and procedures are not effective, because of the material weakness described above, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

Risks Related to Our Business

We have received an opinion from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern

Our independent registered public accounting firm noted in their report accompanying our financial statements as of and for the fiscal year ended June 28, 2008 that we have reported a significant net loss and use of cash from operating activities, and had a working capital deficiency of $21.8 million, and stated that those conditions raise substantial doubt about our ability to continue as a going concern. Additionally, the Company’s revolving credit facility, as amended, includes special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 23, 2008, by $75,000 from November 24, 2008 to November 30, 2008, by $37,500 per week from December 1, 2008 to December 21, 2008, by $75,000 from December 22, 2008 to December 28, 2008, by $37,500 from December 29, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full. Management has developed a plan to continue operations which includes replacing the current revolving credit facility with a new facility that eliminates the special borrowing reserve of the current facility, further reductions in expenses to continue the positive EBITDA performance we have experienced since March 2008 and revenue growth from new customers in the retail industry. Although we believe we are well advanced in the approval process with a replacement lender, have successfully reduced expenses in the past and have received verbal commitments from prospective new retail customers, we cannot assure you that our plans to address these matters will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Given our history of losses, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

Our net losses applicable to common stockholders for the three-month periods ended September 27, 2008 and September 29, 2007, were $11.3 million and $11.1 million, respectively. The respective periods’ net losses were $9.3 million and $7.5 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $1.1 million and $2.3 million, and preferred stock dividends paid-in-kind of $0.9 million and $1.3 million for each of the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 28, 2008 and June 30, 2007, were $76.6 million and $66.0 million, respectively. The respective periods’ net losses were $64.6 million and $39.5 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $7.1 million and $21.2 million, and preferred stock dividends paid-in-kind of $4.9 million and $5.2 million for each of the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively offset the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

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

For the three-month period ended September 27, 2008 we had two customers that accounted for approximately 22.4% and 10.6% of our revenue and our top ten customers in aggregate account for approximately 56.5% of our revenue. The loss of one of our largest customers or some of the top ten customers or a material reduction in their purchases of our services, especially given the current downturn in economic conditions worldwide, could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The operation of our business is dependent on the price and availability of fuel. Continued periods of high fuel costs may materially adversely affect our operating results.

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

We have a significant amount of debt outstanding. At September 27, 2008, we had $91.3 million in aggregate principal amount of debt outstanding, $8.0 million of revolving credit borrowings, with no available borrowings and with increasing additional blocks of availability scheduled over the next fifteen months, and $13.6 million of stockholders deficit. The degree to which we are leveraged could have important consequences for you, including:

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of September 27, 2008, we were restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and its supplements and our credit agreement, as amended.

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

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture and related supplements or the revolving credit facility, as amended, the holders of the secured debt then outstanding could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The modified senior notes and borrowings under the credit agreement, as amended, are secured by a first-priority lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets.

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

The revolving credit facility agreement, as amended, contains specified levels of minimum EBITDA and minimum Driver Pay/Purchased Transportation requirements. Our ability to comply with these levels may be affected by events beyond our control.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its credit agreement for the periods ended July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company waivers and entered into amended agreements which were superseded by subsequent amendments.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008, March 29, 2008 and April 26, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included, among other things, (1) an increase in LIBOR margin from 4.00% to 6.00% until trailing twelve month EBITDA equals $15.0 million, dropping to a 5.25% LIBOR margin when trailing twelve month EBITDA is greater than $15.0 million and dropping to 4.50% LIBOR margin when trailing twelve month EBITDA is greater than $20.0 million, and (2) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EBITDA levels and minimum Driver Pay/Purchased Transportation percentages of revenue , revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008, increasing to $150,000 per month on December 1, 2008, to $200,000 per month on March 1, 20009, and $250,000 per month commencing in June 2009 until the revolving credit facility is paid in full, and defining certain milestones to achieve in an effort to obtain replacement financing of the Company revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. Velocity did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company did not meet the minimum driver pay and purchased transportation covenant for the four three-week periods ended June 13, 2008, July 11, 2008, August 15, 2008, September 12, 2008, and October 17, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers dated October 14, 2008 and November 12, 2008. Although we believe we are well-advanced in the approval process with a replacement lender, given the current turmoil in the global credit markets among other factors, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants.

If we do not maintain our NASDAQ listing, you may have difficulty trading our securities.

We will need to maintain certain financial and corporate governance qualifications to keep our securities listed on the NASDAQ Capital Market (“NASDAQ”). At various times in the past, we have received notices from NASDAQ that we would be de-listed due to a failure to maintain a minimum bid price of $1.00, failure to maintain a minimum market value of publicly held shares of $1,000,000 and failure to maintain a minimum of $2,500,000 in stockholders’ equity. In each instance, we have taken the actions required by NASDAQ to maintain continued listing, but we cannot assure you that we will at all times meet the criteria for continued listing.

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

On October 16, 2008, the NASDAQ implemented a temporary suspension of bid price and market value of publicly held shares requirements through Friday, January 16, 2009. The rules will be reinstated on Monday, January 19, 2009. On October 22, 2008, NASDAQ sent the Company two letters to inform management that it will remain at the same stage of the compliance period with regard to minimum bid price or minimum market value of publicly held shares, and upon reinstatement of the rules, it will retain the number of days remaining in its compliance period of 62 days and 50 days, respectively, extending the compliance period to March 23, 2009 and March 10, 2009, respectively.

The Company received a third notice on October 16, 2008 that the Company is no longer in compliance with Marketplace Rule 4310(c)(3) requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity. As provided in the NASDAQ rules, the Company submitted a response to the NASDAQ staff on October 31, 2008, outlining a specific plan and timeline to achieve and sustain compliance based on the prospective global alliance transactions. If the NASDAQ determines the Company has not presented a plan that adequately addresses the stockholders’ equity issue, NASDAQ will provide written notice that the Company’s securities will be delisted. At that time, the Company has the right to appeal the decision to a NASDAQ Listing Qualifications Panel. There is no assurance that the NASDAQ staff will accept the Company’s plan of compliance. In the event the NASDAQ staff does not accept the Company’s plan, the Company intends to request an appeal hearing before the NASDAQ Listing Qualifications Panel.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of October 1, 2008, approximately 26.7% (excludes other TH Lee funds) of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on November 12, 2008.

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

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

Exhibit Number	Description
4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

Exhibit Number	Description
10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.22	Intercompany Subordination Agreement dated, as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

Exhibit Number	Description
10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed on October 15, 2007).

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 31, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.30	Amendment No. 9, dated February 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arrange and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.31	Waiver and Tenth Amendment, dated April 30, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothills, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.32	Waiver and Eleventh Amendment dated May 19, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 23, 2008).

10.33	Fourth Supplemental Indenture dated as of May 19, 2008, to Indenture dated as of July 3, 2006, as amended by the First Supplemental Indenture dated as of August 17, 2006, the Second Supplemental Indenture dated as of December 22, 2006 and the Third Supplemental Indenture dated as of July 25, 2007, among Velocity Express Corporation, the subsidiaries thereof party thereto, and Wilmington Trust Company, as successor trustee to Wells Fargo Bank, N.A. as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.34	Form of Velocity Express Corporation Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.35	Registration Rights Agreement dated May 19, 2008, between Velocity Express Corporation and the Investors named therein with respect to the Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed June 12, 2008).

10.36	Waiver dated October 14, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K/A, filed October 27, 2008).

Exhibit Number	Description
21.1	Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit on this Quarterly Report of Velocity Express Corporation on Form 10-Q for the period ended September 27, 2008.