Form 10-Q
period 2008-12-27
VELOCITY EXPRESS CORP
filed 2009-02-17
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

As of February 7, 2009, there were 3,371,865 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

December 27, 2008

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except par value)

	December 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash	$3,511	$4,240
Trade accounts receivable, net of allowance of $1,116 and $1,724 at December 27, 2008 and June 28, 2008 respectively	18,326	25,126
Accounts receivable—other	828	815
Prepaid insurance	1,886	1,635
Other prepaid expenses and current assets	859	720

Total current assets	25,410	32,536

Property and equipment, net	6,221	6,981
Goodwill	35,138	35,138
Intangible assets, net	20,267	21,333
Deferred financing costs, net	1,958	2,164
Other assets	3,785	3,797

Total assets	$92,779	$101,949

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$24,758	$26,533
Accrued wages and benefits	3,765	4,078
Accrued legal and claims	2,209	4,102
Accrued insurance and claims	2,545	3,075
Accrued interest	8,113	5,708
Related party liabilities	84	52
Other accrued liabilities	1,346	1,705
Revolving line of credit	5,858	7,942
Current portion of long-term debt	1,060	1,152

Total current liabilities	49,738	54,347
Long-term debt, less current portion	61,756	46,498
Accrued insurance and claims	408	538
Other long-term liabilities	4,005	4,992

Total liabilities	115,907	106,375

Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.004 par value, 299,515 shares authorized 12,126 and 11,763 shares issued and outstanding at December 27, 2008 and June 28, 2008, respectively	70,994	68,750
Common stock, $0.004 par value, 700,000 shares authorized 3,372 and 2,893 shares issued and outstanding at December 27, 2008 and June 28, 2008, respectively	13	11
Stock subscription receivable	(170)	(170)
Additional paid-in-capital	395,533	393,318
Accumulated deficit	(489,197)	(466,081)
Accumulated other comprehensive loss	(301)	(254)

Total shareholders’ deficit	(23,128)	(4,426)

Total liabilities and shareholders’ deficit	$92,779	$101,949

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenue	$65,749	$86,101	$138,322	$179,408

Cost of service revenues	47,281	65,493	100,143	135,660
Depreciation	460	300	955	601

	47,741	65,793	101,098	65,793

Gross profit	18,008	20,308	37,224	43,147

Operating expenses:
Occupancy	3,804	4,431	8,197	9,061
Selling, general and administrative	13,422	18,053	27,735	36,562

	17,226	22,484	35,932	45,623

Integration costs	—	—	—	501
Restructuring charges	51	230	51	504
Asset impairments	—	—	15	—
Depreciation and amortization	764	1,492	1,575	2,968

Total operating expenses	18,041	24,206	37,573	49,596

Loss from operations	(33)	(3,898)	(349)	(6,449)

Other income (expense):
Interest expense, net	(9,572)	(4,941)	(18,588)	(9,813)
Other	—	—	(7)	1

Loss before income taxes	(9,605)	(8,839)	(18,944)	(16,261)

Income tax (benefit)	(8)	71	(8)	171

Net loss	$(9,597)	$(8,910)	$(18,936)	$(16,432)

Net loss applicable to common shareholders	$(11,839)	$(10,737)	$(23,117)	$(21,881)

Basic and diluted net loss per share	$(3.51)	$(3.82)	$(6.96)	$(8.03)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	3,371	2,807	3,322	2,725

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Series M Preferred Stock		Series N Preferred Stock		Series O Preferred Stock		Series P Preferred Stock		Series Q Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 28, 2008	4,063	$14,335	764	$2,694	90	$355	1,995	$4,983	4,851	$46,383

Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to Common Stock	(4)	(14)	—	—	—	—	—	—	—	—
Issuance of preferred stock for dividends paid-in-kind	124	455	27	99	4	15	65	216	147	1,473
Preferred Stock PIK dividends earned	—	—	—	—	—	—	—	—	—	—
Beneficial conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	—

Balance at December 27, 2008	4,183	$14,776	791	$2,793	94	$370	2,060	$5,199	4,998	$47,856

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS (CONTINUED)

(Unaudited)

(Amounts in thousands)

	Total Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 28, 2008	11,763	$68,750	2,893	$11	$(170)	$393,318	$(466,081)	$(254)	$(4,426)

Issuance of Common Stock	—	—	479	2	—	299	—	—	301
Offering costs	—	—	—	—	—	(21)	—	—	(21)
Conversion of preferred stock to Common Stock	(4)	(14)	—	—	—	14	—	—	—
Issuance of preferred stock for dividends paid-in-kind	367	2,258	—	—	—	(2,258)	—	—	—
Preferred Stock PIK dividends earned	—	—	—	—	—	2,016	(2,016)	—	—
Beneficial conversion of preferred stock	—	—	—	—	—	2,165	(2,165)	—	—
Net loss	—	—	—	—	—	—	(18,936)	—	(18,936)
Foreign currency translation	—	—	—	—	—	—	—	(47)	(47)
Comprehensive loss	—	—	—	—	—	—	—	—	(18,983)

Balance at December 27, 2008	12,126	$70,994	3,372	$13	$(170)	$395,533	$(489,197)	$(301)	$(23,129)

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES
Net loss	$(18,936)	$(16,432)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization of intangibles	2,530	3,569
Accretion of interest and amortization of debt issue costs	10,679	4,985
Stock option and warrant expense	—	151
(Reversal of) provision for doubtful accounts	(45)	256
Asset impairments	15	—
Loss on debt extinguishment	7	—
Gain on the sale of assets	—	(114)
Change in operating assets and liabilities:
Trade accounts receivable	6,779	5,280
Other current assets	(411)	3,115
Other assets	12	106
Accounts payable	(1,729)	(4,435)
Accrued liabilities	3,702	(3,803)

Cash provided by (used in) operating activities	2,603	(7,322)

INVESTING ACTIVITIES
Proceeds from sale of assets	—	237
Purchases of property and equipment	(376)	(744)

Cash used in investing activities	(376)	(507)

FINANCING ACTIVITIES
(Repayments of) proceeds from revolving credit facility, net	(2,084)	1,655
Fees paid for replacement revolving credit facility (see note 4)	(299)	—
Payments of notes payable and long-term debt	(573)	(545)
Proceeds from issuance of common stock, net	—	3,566

Cash (used in) provided by financing activities	(2,956)	4,676

Net change in cash	(729)	(3,153)

Cash, beginning of period	4,240	14,418

Cash, end of period	$3,511	$11,265

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 27, 2008 and the results of its operations and its cash flows for the three and six months ended December 27, 2008 and December 29, 2007, have been included. The results of operations for the three and six months ended December 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2009. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended June 28, 2008, and the footnotes thereto, included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for such fiscal year. In connection with the preparation of such consolidated financial statements for the years ended June 28, 2008 and June 30, 2007, due to resource constraints, a material weakness is evident to management regarding the Company’s inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosures for inclusion in its filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the Company’s internal controls from reducing to an appropriately low level the risk that material misstatements in its financial statements will not be prevented or detected on a timely basis.

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

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to its accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has two customers that accounted for 22.3% and 10.6% of its revenues for the six months ended December 27, 2008 and one customer that accounted for 15.4% of its revenues for the six months ended December 29, 2007, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At December 27, 2008 the Company had one customer that accounted for 11.3% of the Company’s total trade accounts receivable, and at June 28, 2008, no single customer had an account receivable balance greater than 10% of the Company’s total trade accounts receivable.

Comprehensive Loss

Comprehensive loss was $19.0 million and $16.7 million for the six months ended December 27, 2008 and December 29, 2007, respectively. The difference between net loss and comprehensive loss in each respective period relates to foreign currency translation adjustments. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive loss within the Shareholders’ deficit section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the period.

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Numerator:
Net loss	$(9,597)	$(8,910)	$(18,936)	$(16,432)
Beneficial conversion feature for Series N Preferred	(54)	(44)	(107)	(198)
Beneficial conversion feature for Series O Preferred	(9)	(35)	(6)	(96)
Beneficial conversion feature for Series P Preferred	(80)	(66)	(158)	(260)
Beneficial conversion feature for Series Q Preferred	(954)	(567)	(1,894)	(2,480)
Series M Preferred dividends paid-in-kind	(229)	(217)	(452)	(529)
Series N Preferred dividends paid-in-kind	(50)	(47)	(98)	(109)
Series O Preferred dividends paid-in-kind	(7)	(34)	(4)	(76)
Series P Preferred dividends paid-in-kind	(109)	(102)	(216)	(273)
Series Q Preferred dividends paid-in-kind	(750)	(715)	(1,246)	(1,428)

Net loss applicable to common shareholders	$(11,839)	$(10,737)	$(23,117)	$(21,881)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	3,371	2,807	3,322	2,725

Basic and Diluted Loss Per Share	$(3.51)	$(3.82)	$(6.96)	$(8.03)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. As of December 27, 2008 and December 29, 2007, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	December 27, 2008	December 29, 2007
	(Amounts in thousands)
Stock options	28	28
Common stock warrants	1,905	1,930
Convertible preferred stock:
Series M Convertible Preferred	661	520
Series N Convertible Preferred	125	123
Series O Convertible Preferred	16	68
Series P Convertible Preferred	492	352
Series Q Convertible Preferred	3,962	2,917

	7,189	5,938

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

3. RESTRUCTURING LIABILITIES

A summary of the restructuring liabilities and the activity for the six-month period ended December 27, 2008 is as follows (amounts in thousands):

	Restructuring Liabilities June 28, 2008	Restructuring Costs	Payments	Adjustments and Changes in Estimates	Restructuring Liabilities December 27, 2008
Employee termination benefits	$7	$—	$(3)	$—	$4
Lease termination costs	514	—	(110)	51	455

	$521	$—	$(113)	$51	$459

4. DEBT

Revolving Credit Facility

Borrowings under the revolving credit agreement with Wells Fargo Foothill (“Wells”) bear interest at a rate equal to, at the borrowers’ option, either a base rate plus an applicable margin of 3.50%, or a LIBOR rate plus an applicable margin of 6.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at December 27, 2008 was 6.75%. The Company had no additional available borrowings. The revolving credit agreement, as amended, matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Modified Senior Notes is scheduled to become due and payable under the Indenture (as defined below) or (ii) December 22, 2011.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes specified financial covenants requiring the borrowers to achieve a minimum EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month, not to exceed maximum levels of driver pay and purchased transportation measured as a percentage of revenue, and to certify compliance on a monthly basis. In connection with the revolving credit agreement, as amended, the Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement, as amended, are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Modified Senior Notes.

Two of the amendments dated April 30, 2008 and May 19, 2008 provided for (1) an increase in LIBOR margin from 4.00% to 6.00%, (2) new financial reporting requirements, (3) revised minimum EDITDA levels and minimum Driver Pay/Purchased Transportation levels measured as percentages of revenue, (4) the requirement to have a special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 30, 2008, by $37,500 per week from December 1, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full, and (5) defining certain milestones to achieve toward obtaining replacement financing of the Company’s revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. The Company did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company did not meet the minimum EBITDA levels contained in its credit agreement, as amended, for the periods ended October 25, 2008, November 22, 2008 and December 27, 2008, and the maximum driver pay and purchased transportation covenant for the six three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, October 17, 2008, November 14, 2008 and December 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers for these covenant violations dated October 14, 2008, November 12, 2008, and February 17, 2009 (see Note 9 – Liquidity).

On February 17, 2009, more than 95% of the Note Holders consented to a fifth supplemental indenture modifying the indenture governing the Modified Senior Notes. The fifth supplemental indenture will, among other things, permit the Company to enter into a $12.0 million revolving credit facility with Burdale Capital Finance, Inc. (“Burdale”) in accordance with a commitment letter issued by Burdale, amended and restated on January 26, 2009, proceeds from which will be used to satisfy outstanding borrowings under the Wells revolving credit agreement. There can be no assurance that a replacement revolving credit facility will be consummated with Burdale. See below for more discussion related to the fifth supplemental indenture consent solicitation.

Long Term Debt

Long-term debt consists of the following:

	December 27, 2008	June 28, 2008
	(Amounts in thousands)
Senior Notes, net of discount of $30,325 and $40,482, respectively	$60,941	$45,543
Capital leases	1,737	1,969
Other	137	138

	62,816	47,650
Current maturities	(1,060)	(1,152)

Total long term debt	$61,756	$46,498

Modified Senior Notes

The Company is accreting the difference between the carrying amount of the Modified Senior Notes ($60.9 million and $45.5 million at December 27, 2008 and June 28, 2008, respectively) and their face value ($91.3 million and $86.0 million at December 27, 2008 and June 28, 2008, respectively) over the remaining term using the effective interest method. Total accretion in the three and six month periods ended December 27, 2008 was $5.1 million and $10.1 million, respectively. Total accretion in the three and six month periods ended December 29, 2007 was $2.0 million and $3.9 million, respectively.

The Modified Senior Notes bear interest at an annual rate of 18% at December 27, 2008. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Modified Senior Notes with proceeds derived from the sale of Velocity Express capital stock. The Company may also redeem Modified Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% of face value if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

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

On May 19, 2008, the holders of our Original Senior Notes due 2010 (the “Note Holders”) consented to a fourth supplemental indenture modifying the indenture governing the Original Senior Notes. The supplemental indenture (1) allowed for interest payments due in June 2008 ($5.7 million) and December 2008 ($8.2 million) to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) required issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value then outstanding at May 19, 2008, (5) increased the interest rate to 18%, (6) reduced the exercise price of the warrants originally issued with the Original Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) required the issuance of additional warrants equal to 15% of the common stock of the Company to holders at $0.88 per share (which was the greater of 105% VWAP or $0.88) with a forced conversion feature at 150% of the initial conversion price, (8) replaced existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly trailing twelve months EBITDA covenant, (9) waived the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) committed any and all proceeds from certain litigation to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (14) reduced certain executive pay, and (15) provides for two-thirds (2/3rds) majority of the Note Holders of the then outstanding balance of Modified Senior Notes to consent to modifications or amendments to the Indenture governing the Modified Senior Notes.

The Company did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the months ended October 25, 2008, November 22, 2008, December 27, 2008, and January 24, 2009.

On February 17, 2009 more than 95% of the Note Holders consented to a fifth supplemental indenture modifying the indenture governing the Modified Senior Notes. The fifth supplemental indenture will, among other things, (1) waive the covenant violations noted above, (2) replace certain existing financial covenants with a lower quarterly trailing twelve months EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increase the limit on purchase money obligations and capital lease obligations to

$2.75 million in the aggregate, (3) permit the Company to enter into a $12.0 million revolving credit facility with Burdale, and (4) provides that the Company has agreed to hire an investment banker to sell the Modified Senior Notes or the Company. The Note Holders agree to be paid approximately $0.5 million as consideration for their consent.

On June 30, 2008, the Company issued $5.3 million face value of Modified Senior Notes and 377,154 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the fourth supplemental indenture. On December 30, 2008, the Company issued $7.7 million face value of Modified Senior Notes and certain Note Holders have elected to receive another $0.4 million of PIK interest in the form of approximately 612,232 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the fourth supplemental indenture.

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

The Company has established accruals for automobile and workers’ compensation liabilities, and for cargo claims, which it believes are adequate. The Company reviews these matters, internally and with outside brokers, on a regular basis to evaluate the likelihood of losses, settlements and litigation related expenses. The Company has funded settlements and expenses through cash flow and believes that it will be able to do so going forward. There have not been any losses that have differed materially from the accrued estimated amounts.

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company accrues the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These accruals are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated accrued amounts. As of December 27, 2008 and June 28, 2008, the Company has accrued approximately $1.1 million and $1.5 million for case reserves plus development reserves and estimated losses incurred, but not reported, respectively.

6. SHAREHOLDERS’ EQUITY

Common stock

During the six-month period ended December 27, 2008, the Company issued 377,154 shares of common stock with a fair value of approximately $0.2 million to the Note Holders as settlement in part of accrued interest on the Modified Senior Notes.

Warrant Conversions

During the first quarter of fiscal 2009, the Company redeemed approximately $0.1 million in face value of Modified Senior Notes as settlement of the exercise price from the exercise of 101,864 warrants in exchange for 101,864 shares of common stock. The warrants exercised by the holders of the Modified Senior Notes had exercise prices of $0.88 and $1.35 per warrant. The shares issued were recorded at their fair value of approximately $0.1 million resulting in a loss on debt extinguishment of approximately $7,000 which is recorded in other expense.

A summary of the status of the Company’s common stock warrants outstanding as of December 27, 2008 and activity during the six-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Warrants Outstanding Beginning of Period	2,006,728	$3.80

Exercised	(101,864)	$0.97

Forfeit/Expired	(14)	165.00

Warrants outstanding and exercisable, December 27, 2008	1,904,850	$3.97	1.86 years	$—

Preferred Stock Conversions

During the six-month period ended December 27, 2008, the Company issued 481 shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock and Series O Convertible Preferred Stock within original terms of each respective agreement.

7. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

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

Consequently, on Friday, May 4, 2007, the Company filed suit against Office Depot in Superior Court of Kent County, Delaware. That suit seeks three separate forms of relief. The first claim is for almost $600,000 for unpaid invoices. The second claim is for approximately $3.1 million resulting from Office Depot’s failure to pay the minimums required of it pursuant to the agreements. The third claim is for damages resulting from the improper termination, including loss of contributions to the Company’s profit resulting from the alleged improper termination. The damages for the last claim assume that the improperly cancelled agreements would have remained in effect at least another year. Office Depot filed its answer on July 18, 2007. Discovery is ongoing. There is no assurance the Company will be successful in pursuing this lawsuit, that Office Depot will not file a claim against us, or that the legal costs in doing so will not outweigh any amounts received from Office Depot.

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

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December, 2003 in the Superior Court of the State of California for the County of Los Angeles, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to their Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. During the quarter ended September 27, 2008, the Company recorded a benefit of approximately $1.0 million resulting from a change in the estimated settlement liability related to this matter. Discovery on this matter is ongoing and a trial date has been set for June of 2009.

Nine purported class action law suits were filed against the Company between December 2007 and July 2008. These suits, which were filed by a very small group of independent contractor drivers in six different states, seek unspecified damages for various unsubstantiated employment related claims. In response to the proliferation of these cases, our outside counsel filed a motion to have the cases consolidated pursuant to federal multi-district litigation rules. On October 8, 2008, the U.S. Judicial Panel on Multidistrict Litigation granted our motion and ordered that the cases be consolidated for pretrial proceedings. The Panel ordered that the cases be consolidated in the Eastern District of Wisconsin. At this point, the cases have all been transferred to the Eastern District of Wisconsin, for further proceedings in that court. A non-binding mediation of these cases is scheduled for some time in the spring of 2009 and as a result unrelated discovery and motion practice is stayed. Velocity intends to vigorously defend these suits and has filed answers rejecting all employment based allegations of the various complaints.

NASDAQ Compliance

The Company received notice on June 19, 2008 from the NASDAQ that it was not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We initially had a period of 180 days, until December 16, 2008, to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If we were unable to demonstrate bid price compliance the end of the compliance period, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

The Company received another notice on September 5, 2008 from the NASDAQ that we were not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we were unable to demonstrate minimum market value compliance by the end of the compliance period, initially December 4, 2008, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

On October 16, 2008, the NASDAQ implemented a temporary suspension of bid price and market value of publicly held shares requirements through Friday, January 16, 2009. The rules were to be reinstated on Monday, January 19, 2009. On October 22, 2008, NASDAQ sent the Company two letters to inform management that it will remain at the same stage of the compliance period with regard to minimum bid price or minimum market value of publicly held shares, and upon reinstatement of the rules, it will retain the number of days remaining in its compliance period of 62 days and 50 days, respectively, extending the compliance period to March 23, 2009 and March 10, 2009, respectively.

On December 19, 2008, the NASDAQ announced that it extended its suspension of the rules requiring a minimum $1.00 bid price and minimum market value of publicly held shares until Monday, April 20, 2009.

The Company received a third notice on October 16, 2008 that the Company is no longer in compliance with Marketplace Rule 4310(c)(3) requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity. As provided in the NASDAQ rules, the Company submitted a response to the NASDAQ staff on October 31, 2008, outlining a specific plan and timeline to achieve and sustain compliance based on the prospective global alliance transactions. Based on the staff review of the materials submitted, the Staff determined to grant the Company an extension. On December 9, 2008, the NASDAQ sent the Company a letter granting an extension of time to regain compliance with of the minimum stockholders’ equity requirement until January 29, 2009.

On February 4, 2009, the Company received a fourth notice from the NASDAQ containing a staff determination that the Company failed to comply with the $2.5 million stockholders’ equity requirement for continued listing by January 29, 2009 and notifying the Company that trading in the Company’s common stock would be suspended unless an appeal of their determination was filed. The Company filed an appeal on February 11, 2009 requesting a formal hearing on the matter.

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

8. RELATED PARTY TRANSACTIONS

GCC Eagles, LLC Contractor Services Agreement

On November 11, 2008, Velocity contracted with GCC Eagles, LLC (“GCC”) for consulting and advisory services in connection with the Global Alliance pursuant to a monthly contractor services agreement whereby Velocity agreed to pay CGG a non-refundable $25,000 upon execution of the agreement and a monthly fee of $12,500, plus other incentive compensation upon achievement of certain actions. Garrett Stonehouse, managing member and sole owner of GCC Eagles, LLC, is a partner of MCG Global, LLC.

9. LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt, and for the six months ended December 27, 2008 a loss of approximately $18.9 million. The Company also used cash in operating activities over the past several years, including $11.3 million in 2008. However, for the six months ended December 27, 2008, the Company generated $2.6 million in cash from operating activities. As of December 27, 2008 the Company has negative working capital of approximately $24.3 million and a deficiency in assets of $23.1 million. Further, the Company did not meet the minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during fiscal 2008 and 2009. The Company also did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, and its minimum cash and cash equivalents requirement and its minimum cash, cash equivalents and qualified accounts receivable requirements contained in its Indenture and related supplements at various times during fiscal 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described below, the Company is managing to an operating plan under which it expects to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt.

The Company did not meet the minimum EBITDA levels contained in its credit agreement, as amended, for the periods ended October 25, 2008, November 22, 2008 and December 27, 2008, and the maximum driver pay and purchased transportation covenant for the six three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, October 17, 2008, November 14, 2008 and December 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers for these covenant violations dated October 14, 2008, November 12, 2008, and February 17, 2009.

Wells has control of the Company’s lockbox as required by the revolving credit facility, as amended, and sweeps all collections from the lockbox on a daily basis. In turn, Wells advances cash to the Company as requested by the Company but limited to the maximum amount available under the facility. Starting in February of 2009, Wells began to limit the amount of daily cash being advanced to the Company to an amount necessary to cover the cash needs of each day. There can be no assurance that Wells will continue to advance to the Company enough cash to fund its daily cash needs.

The Company did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement contained in the Indenture and its supplements for the months ended October 25, 2008, November 22, 2008, December 27, 2008, and January 24, 2009.

On February 17, 2009 more than 95% of the Note Holders consented to a fifth supplemental indenture modifying the indenture governing the Modified Senior Notes. The fifth supplemental indenture will, among other things, (1) waive the covenant violations noted above, (2) replace certain existing financial covenants with a lower quarterly trailing twelve months EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increase the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permit the Company to enter into a $12.0 million revolving credit facility with Burdale, proceeds from which will be used to satisfy outstanding borrowings under the Wells revolving credit agreement, and (4) provides that the Company has agreed to hire an investment banker to sell the Modified Senior Notes or the Company. There can be no assurance that a replacement revolving credit facility will be consummated with Burdale. The Note Holders agree to be paid approximately $0.5 million plus 50% of the first $2.0 million of proceeds from certain litigation as consideration for their consent.

The Company is managing to an operating plan under which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

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

•

replacing its current revolving facility with Wells. We have executed a letter of intent with Burdale, completed due diligence, received credit committee approval from the parent bank in Europe and executed a commitment letter on November 12, 2008 enabling us to begin final loan documentation.

In addition, the Company expects to maintain its cash position in fiscal 2009 with the payment of 50% of its interest in-kind on its Modified Senior Notes, and generate cash from the sale of its Canadian subsidiary

The Company believes that, based on its operating plan, results to date in fiscal 2009 and expected replacement of its revolving credit facility, it will have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum EBITDA or other covenants under its expected replacement revolving credit facility) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the supplemental indenture governing the Modified Senior Notes to maintain a minimum cash balance of $3.0 million and to make the June and December 2009 interest payments on the Modified Senior Notes in cash of $4.5 million and $4.7 million, respectively. As of December 27, 2008, the Company had $3.5 million in cash with no available borrowings under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, qualitative feedback from field management since December 27, 2008, its expected replacement of its revolving credit facility and its expected closing on the fifth supplemental indenture, the Company believes it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through December 27, 2009.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the slowing economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above, including the replacement of its revolving credit facility and fifth supplemental to the Indenture governing the Modified Senior Notes, as contemplated by the current operating plan. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement, as amended, and the minimum cash requirement under the fourth supplemental indenture. If the Company can not maintain compliance with its covenant requirements and can not obtain appropriate waivers and modifications, the lenders and bondholders may call the debt. If the debt is called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

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

The Company’s customers represent a variety of industries and utilize our services across multiple service offerings. Revenue categories and percentages of total revenue for the six-month periods ended December 27, 2008 and December 29, 2007 were as follows:

	Six Months Ended
	December 27, 2008	December 29, 2007
Healthcare	30.7%	30.5%
Office products	28.5%	27.7%
Financial services	12.0%	13.7%
Retail and consumer products	12.1%	7.3%
Commercial	10.3%	12.4%
Transportation and logistics	4.9%	6.6%
Energy	0.9%	1.1%
Technology	0.5%	0.7%

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

For the six months ended December 27, 2008, the Company had a net loss of $18.4 million, but generated cash from operations of $2.6 million.

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

Historical Results of Operations

Three Months Ended December 27, 2008 Compared to Three Months Ended December 29, 2007

Revenue for the quarter ended December 27, 2008 decreased $20.4 million or 23.6% to $65.7 million from $86.1 million for the quarter ended December 29, 2007. The decrease in revenue was the result of our planned exit from uneconomic customer contracts acquired with the CD&L merger ($10.4 million), other customer service stops ($7.5 million) the continued migration of banking customers to the Check 21 scanning technology ($2.3 million), volume declines with continuing customers related to the slowing U.S. economy ($8.5 million), and the loss of a significant bank customer in the second quarter of 2008 ($0.8 million). These negative changes were partly offset by new revenue from customer start-ups of $8.7 million and $0.6 million of volume growth by other continuing customers that are less affected by the slowing U.S. economy.

Cost of services for the quarter ended December 27, 2008 was $47.3 million, a decrease of $18.2 million or 27.8% from $65.5 million for the quarter ended December 29, 2007. The decrease in volume accounted for a decrease of $13.2 million in driver pay and purchased transportation and $0.2 million in vehicle expense. Correcting a number of specific, predominantly legacy CD&L routes, where our average driver settlement exceeded competitive market norms for the work performed accounted for $2.9 million. Direct labor declined by $0.7 million, but increased as a percentage of revenue from 7.0% of revenue to 8.1% of revenue as the revenue mix shifted to more deliveries requiring sorting in our warehouses. Insurance expense declined $0.9 million primarily related to the decrease in claims experience and estimated development reserves related to reserves for workers’ compensation and auto liability; and cargo claims declined $0.6 million, partially due to improved reimbursements from responsible drivers. Offsetting these improvements was increased purchased transportation as a percentage of revenue of $0.2 million due to the revenue mix shift toward retail replenishment, and depreciation of $0.2 million on the V-Trac 5.0 scanners acquired and deployed to the field, and the related capitalized software development. As a result, gross margin increased from 23.6% in the prior year quarter to 27.4% for the quarter ended December 27, 2008.

Occupancy expense for the quarter ended December 27, 2008 was $3.8 million, a decrease of $0.6 million from the quarter ended December 29, 2007 primarily reflecting a $0.4 million recovery from New York City related to the condemnation of one of our leased facilities.

Selling, general and administrative expenses for the quarter ended December 27, 2008 were $13.4 million or 20.4% of revenue, a decrease of $4.6 million or 25.7% as compared with $18.1 million or 21.0% of revenue for the quarter ended December 29, 2007. The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the two restructuring actions implemented during 2008 in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition ($3.3 million), a favorable settlement and reduction of the corresponding reserve of approximately $0.4 million, a decline in communication costs of approximately $0.3 million and a decrease in supplies of $0.2 million.

Restructuring charges for the quarter ended December 27, 2008 were $0.1 million, a decrease of $0.1 million as compared to $0.2 million for the quarter ended December 29, 2007. The decrease is comprised of revising the Company’s estimates of previously recoded lease termination costs associated with prior period restructurings to a lesser degree in the current quarter as compared to the comparable quarter in the prior year.

Depreciation and amortization for the quarter ended December 27, 2008 was $0.8 million or 1.2% of revenue, a decrease of $0.7 million or 48.8% as compared with $1.5 million or 1.7% of revenue for the quarter ended December 29, 2007, of which $0.5 million pertains to a decrease in depreciation as equipment becoming fully depreciated exceeded depreciation on newly acquired fixed assets, and $0.2 million pertains to a decrease in amortization expense, as the non-compete intangible assets became fully amortized.

Net interest expense for the quarter ended December 27, 2008 increased $4.6 million to $9.6 million from $4.9 million for the quarter ended December 29, 2007 resulting from a 6% higher interest rate on the Modified Senior Notes, an additional $7.8 million face value of Modified Senior Notes issued as consideration for the modification to the indenture governing the Original Senior Notes in May 2008 earning 18% interest, and an additional $5.3 million face value of Modified Senior Notes issued as settlement in-kind of interest accrued on the Senior Notes also earning 18% interest.

As a result of the above, the Company had a net loss of $9.6 million for the quarter ended December 28, 2008 compared to a net loss of $8.9 million in the quarter ended December 29, 2007.

Net loss applicable to common stockholders was $11.8 million for the quarter ended December 27, 2008 compared with $10.7 million for the quarter ended December 29, 2007. For December 27, 2008 quarter, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the quarter ended December 29, 2007, the difference between net loss applicable to common stockholders and net loss related to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Six Months Ended December 27, 2008 Compared to Six Months Ended December 29, 2007

Revenue for the six months ended December 27, 2008 decreased $41.1 million or 22.9% to $138.3 million from $179.4 million for the six months ended December 29, 2007. The decrease in revenue was the result of our planned exit from uneconomic customer contracts acquired with the CD&L merger ($19.5 million), other customer service stops ($16.5 million) the continued migration of banking customers to the Check 21 scanning technology ($4.9 million), volume declines with continuing customers related to the slowing U.S. economy ($12.8 million), and the loss of a significant bank customer in the second quarter of 2008 ($4.0 million). These negative changes were partly offset by new revenue from customer start-ups of $14.6 million and $2.5 million of volume growth by other continuing customers that are less affected by the slowing U.S. economy.

Cost of services for the six months ended December 27, 2008 was $100.1 million, a decrease of $35.5 million or 26.2% from $135.7 million for the quarter ended December 29, 2007. The decrease in volume accounted for a decrease of $26.3 million in driver pay and purchased transportation and $0.3 million in vehicle expense, correcting a number of specific, predominantly legacy CD&L routes, where our average driver settlement exceeded competitive market norms for the work performed accounted for $4.3 million, and improvements in purchased transportation costs as a percentage of revenue accounted for $0.3 million. Direct labor declined by $1.4 million, but increased as a percentage of revenue from 6.8% of revenue to 7.8% of revenue as the revenue mix shifted to more deliveries requiring sorting in our warehouses. Insurance expense declined $1.0 million primarily related to the decrease in claims experience and estimated development reserves related to reserves for workers’ compensation and auto liability; and cargo claims declined $0.4 million, partially due to improved reimbursements from responsible drivers. Communication and scanner expenses also declined by $0.6 million partially due to improved reimbursements from independent contractor drivers related to the rollout of V-Trac 5.0 scanners ($0.3 million). Workforce acquisition costs also declined by $0.4 million. Offsetting these improvements was increased depreciation of $0.4 million on the V-Trac 5.0 scanners acquired and deployed to the field, and the related capitalized software development. As a result, gross margin increased from 24.0% in the prior year six-month period to 26.9% for the six-month period ended December 27, 2008.

Occupancy expense for the six months ended December 27, 2008 was $8.2 million, a decrease of $0.9 million from the quarter ended December 29, 2007 primarily reflecting a $0.4 million recovery from New York City related to the condemnation of one of our leased facilities and closures of redundant facilities offset with increased costs for larger new facilities, occupied to accommodate anticipated volume growth.

Selling, general and administrative expenses for the six months ended December 27, 2008 were $27.7 million or 20.0% of revenue, a decrease of $8.8 million or 24.1% as compared with $36.6 million or 20.4% of revenue for the six months ended December 29, 2007. The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the two restructuring actions implemented during 2008 in response to the previously announced loss of the Company’s largest financial services customer and continued customer attrition ($6.5 million), a benefit of $1.0 million resulting from a change in an estimated settlement liability in 2008, a favorable settlement and reduction of the corresponding reserve of approximately $0.4 million, a decline in communication costs of approximately $0.5 million and a decrease in supplies of $0.3 million.

Integration costs for the six months ended December 29, 2007 were $0.5 million as the Company completed the integration of CD&L in the first quarter of fiscal 2008.

Restructuring charges for the six months ended December 27, 2008 were $0.1 million, a decrease of $0.4 million as compared to $0.5 million for the six ended December 29, 2007. The decrease is comprised of revising the Company’s estimates of previously recoded lease termination costs associated with prior period restructurings to a lesser degree in the current six-month period as compared to the comparable six-month period in the prior year plus approximately $0.2 million in severance costs included in the six-month period ended December 29, 2007, in response to the previously announced loss of the Company’s largest financial services customer. There were no individually significant restructuring actions during the six months ended December 27, 2008, although the Company continuously adjusts its operating costs downward in conjunction with the revenue attrition.

Depreciation and amortization for the six months ended December 27, 2008 was $1.6 million or 1.1% of revenue, a decrease of $1.4 million or 46.9% as compared with $3.0 million or 1.7% of revenue for the six months ended December 29, 2007, of which $1.0 million pertains to a decrease in depreciation as equipment becoming fully depreciated exceeded depreciation on newly acquired fixed assets, and $0.4 million pertains to a decrease in amortization expense, as the non-compete intangible assets became fully amortized.

Net interest expense for the six months ended December 27, 2008 increased $8.3 million to $18.1 million from $9.8 million for the six months ended December 29, 2007 resulting from a 6% higher interest rate on the Modified Senior Notes due 2010, an additional $7.8 million face value of Modified Senior Notes issued as consideration for the modification to the indenture governing the Original Senior Notes in May 2008 earning 18% interest, and an additional $5.3 million face value of Modified Senior Notes issued as settlement in-kind of interest accrued on the Senior Notes also earning 18% interest.

As a result of the above, the Company had a net loss of $18.4 million for the six months ended December 28, 2008 compared to a net loss of $16.4 million in the six months ended December 29, 2007.

Net loss applicable to common stockholders was $22.6 million for the six months ended December 27, 2008 compared with $21.9 million for the six months ended December 29, 2007. For December 27, 2008 six-month period, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock. In the six months ended December 29, 2007, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the anti-dilution provisions of Series N, Series O, Series P, and Series Q Convertible Preferred Stock resulting from the modification of warrants, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt, and for the six months ended December 27, 2008 a loss of approximately $18.9 million. The Company also used cash in operating activities over the past several years, including $11.3 million in 2008. However, for the six months ended December 27, 2008, the Company generated $2.6 million in cash from operating activities. As of December 27, 2008 the Company has negative working capital of approximately $24.3 million and a deficiency in assets of $23.1 million. Further, the Company did not meet the minimum EBITDA levels and minimum driver pay and purchased transportation covenants contained in its credit agreement, as amended, at various times during fiscal 2008 and 2009. The Company also did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, and its minimum cash and cash equivalents requirement and its minimum cash, cash equivalents and qualified accounts receivable requirements contained in its Indenture and related supplements at various times during fiscal 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As described below, the Company is managing to an operating plan under which it expects to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt.

The Company did not meet the minimum EBITDA levels contained in its credit agreement, as amended, for the periods ended October 25, 2008, November 22, 2008 and December 27, 2008, and the maximum driver pay and purchased transportation covenant for the six three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, October 17, 2008, November 14, 2008 and December 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers for these covenant violations dated October 14, 2008, November 12, 2008, and February 17, 2009.

Wells has control of the Company’s lockbox as required by the revolving credit facility, as amended, and sweeps all collections from the lockbox on a daily basis. In turn, Wells advances cash to the Company as requested by the Company but limited to the maximum amount available under the facility. Starting in February of 2009, Wells began to limit the amount of daily cash being advanced to the Company to an amount necessary to cover the cash needs of each day. There can be no assurance that Wells will continue to advance to the Company enough cash to fund its daily cash needs.

The Company did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement contained in the Indenture and its supplements for the months ended October 25, 2008, November 22, 2008, December 27, 2008, and January 24, 2009.

On February 17, 2009 more than 95% of the Note Holders consented to a fifth supplemental indenture modifying the indenture governing the Modified Senior Notes. The fifth supplemental indenture will, among other things, (1) waive the covenant violations noted above, (2) replace certain existing financial covenants with a lower quarterly trailing twelve months EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increase the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permit the Company to enter into a $12.0 million revolving credit facility with Burdale, proceeds from which will be used to satisfy outstanding borrowings under the Wells revolving credit agreement, and (4) provides that the Company has agreed to hire an investment banker to sell the Modified Senior Notes or the Company. There can be no assurance that a replacement revolving credit facility will be consummated with Burdale. The Note Holders agree to be paid approximately $0.5 million plus 50% of the first $2.0 million of proceeds from certain litigation as consideration for their consent.

The Company is managing to an operating plan under which it expects to result in positive cash flow over the next year. Key components of the operating plan include the following:

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

•

replacing its current revolving facility with Wells. We have executed a letter of intent with Burdale, completed due diligence, received credit committee approval from the parent bank in Europe and executed a commitment letter on November 12, 2008 enabling us to begin final loan documentation.

In addition, the Company expects to maintain its cash position in fiscal 2009 with the payment of 50% of its interest in-kind on its Modified Senior Notes, and generate cash from the sale of its Canadian subsidiary

The Company believes that, based on its operating plan, results to date in fiscal 2009 and expected replacement of its revolving credit facility, it will have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum EBITDA or other covenants under its expected replacement revolving credit facility) in the next twelve month period. The Company is factoring into its plan, among other things, the requirements under the supplemental indenture governing the Modified Senior Notes to maintain a minimum cash balance of $3.0 million and to make the June and December 2009 interest payments on the Modified Senior Notes in cash of $4.5 million and $4.7 million, respectively. As of December 27, 2008, the Company had $3.5 million in cash with no available borrowings under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, qualitative feedback from field management since December 27, 2008, its expected replacement of its revolving credit facility and its expected closing on the fifth supplemental indenture, the Company believes it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through December 27, 2009.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the slowing economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above, including the replacement of its revolving credit facility and fifth supplemental to the Indenture governing the Modified Senior Notes, as contemplated by the current operating plan. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses. In that case, the Company would need to amend, or seek one or more further waivers of, the minimum EBITDA covenant under the credit agreement, as amended, and the minimum cash requirement under the fourth supplemental indenture. If the Company can not maintain compliance with its covenant requirements and can not obtain appropriate waivers and modifications, the lenders and bondholders may call the debt. If the debt is called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the six months ended December 27, 2008, the net decrease in cash was $0.7 million compared to a net decrease of $3.2 million during the six months ended December 29, 2007. As reported in our consolidated statements of cash flows, the decrease in cash during the six-month periods ended December 27, 2008 and December 29, 2007 is summarized as follows (in thousands):

	Quarter Ended
	December 27, 2008	December 29, 2007
Net cash provided by (used in) operating activities	$2,603	$(7,322)
Net cash used in investing activities	(376)	(507)
Net cash (used in) provided by financing activities	(2,956)	4,676

Total decrease in cash	$(729)	$(3,153)

Cash generated from operations was $2.6 million for the six months ended December 27, 2008. This generation of cash was comprised of a net loss of $18.9 million offset by non-cash expenses of $13.2 million and working capital changes of $8.4 million. The increase in cash from working capital changes includes a decrease in accounts receivable of $6.8 million, and an increase in accrued expenses of $3.7 million partly offset by a decrease in accounts payable of $1.7 million (primarily due to reduced driver pay around the holidays) and an increase of $0.4 million in prepaid insurance and other prepaid expenses.

Cash used in investing activities was $0.4 million for the six months ended December 27, 2008 and consisted of capital expenditures.

Cash used in financing activities for the six months ended December 27, 2008 was $3.0 million. The primary use of cash was repayments of borrowings from the revolving credit facility ($2.1 million), payments of notes payable and long-term debt ($0.6 million), and fees paid pertaining to the expected replacement revolving credit facility ($0.3 million).

Revolving Credit Facility

Borrowings under the revolving credit agreement with Wells, as amended, bear interest at a rate equal to, at the borrowers’ option, either a base rate plus an applicable margin of 3.50%, or a LIBOR rate plus an applicable margin of 6.00%. The base rate is the rate of interest announced from time to time by Wells Fargo Bank, N.A. as the prime rate. The Company’s borrowing rate at December 27, 2008 was 6.75% and, in accordance with the terms of the agreement, the Company had no available borrowings. The revolving credit agreement, as amended, matures on the earlier of: (i) the date that is 90 days prior to the earliest date on which the principal amount of any of the Modified Senior Notes is scheduled to become due and payable under the Indenture (as defined below) or (ii) December 22, 2011.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes specified financial covenants requiring the borrowers to achieve a minimum EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month, not to exceed maximum levels of driver pay and purchased transportation measured as a percentage of revenue, and to certify compliance on a monthly basis. In connection with the revolving credit agreement, as amended, the Company also entered into a security agreement whereby the Company’s obligations under the revolving credit agreement, as amended, are secured by substantially all of the assets of each borrower and each guarantor subject to the rights of the holders of the Modified Senior Notes.

Two of the amendments dated April 30, 2008 and May 19, 2008 provided for (1) an increase in LIBOR margin from 4.00% to 6.00%, (2) new financial reporting requirements, (3) revised minimum EBITDA levels and minimum Driver Pay/Purchased Transportation levels measured as percentages of revenue, (4) the requirement to have a special reserve against available borrowing starting at $1,000,000 and rising by $25,000 each week commencing on June 30, 2008 through November 30, 2008, by $37,500 per week from December 1, 2008 to February 28, 2009, by $50,000 per week from March 1, 2009 to May 31, 2009, and $62,500 per week from June 1, 2009 to December 31, 2009 or until the revolving credit facility is paid in full, and (5) defining certain milestones to achieve toward obtaining replacement financing of the Company’s revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. The Company did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company did not meet the minimum EBITDA levels contained in its credit agreement, as amended, for the periods ended October 25, 2008, November 22, 2008 and December 27, 2008, and the maximum driver pay and purchased transportation covenant for the six three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, October 17, 2008, November 14, 2008 and December 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers for these covenant violations dated October 14, 2008, November 12, 2008, and February 17, 2009 (see Note 9 – Liquidity).

On February 17, 2009, the holders of our Modified Senior Notes consented to a fifth supplemental indenture modifying the indenture governing the Modified Senior Notes. The fifth supplemental indenture will, among other things, permit the Company to enter into a $12.0 million revolving credit facility with Burdale Capital Finance, Inc. (“Burdale”) in accordance with a commitment letter issued by Burdale, amended and restated on January 26, 2009, proceeds from which will be used to satisfy outstanding borrowings under the Wells revolving credit agreement. See below for more discussion related to the fifth supplemental indenture consent solicitation.

Modified Senior Notes

The Modified Senior Notes bear interest at an annual rate of 18% at December 27, 2008. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Modified Senior Notes with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Modified Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% of face value if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

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

On May 19, 2008, the holders of our Original Senior Notes due 2010 (the “Note Holders”) consented to a fourth supplemental indenture modifying the indenture governing the Original Senior Notes. The supplemental indenture (1) allows for interest payments due in June 2008 ($5.7 million) and December 2008 ($8.2 million) to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) required issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value then outstanding at May 19, 2008, (5) increased the interest rate to 18%, (6) reduced the exercise price of the warrants originally issued with the Original Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) required the issuance of additional warrants equal to 15% of the common stock of the Company to holders at $0.88 per share (which was the greater of 105% VWAP or $0.88) with a forced conversion feature at 150% of the initial conversion price, (8) replaced existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly trailing twelve months EBITDA covenant, (9) waived the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) committed any and all proceeds from certain litigation to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (14) reduced certain executive pay, and (15) provides for two-thirds (2/3rds) majority of the Note Holders of the then outstanding balance of Modified Senior Notes to consent to modifications or amendments to the Indenture governing the Modified Senior Notes.

The Company did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the months ended October 25, 2008, November 22, 2008, December 27, 2008, and January 24, 2009.

On February 17, 2009 the Note Holders consented to a fifth supplemental indenture modifying the indenture governing the Modified Senior Notes. The fifth supplemental indenture will, among other things, (1) waive the covenant violations noted above, (2) replace certain existing financial covenants with a lower quarterly trailing twelve months EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increase the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permit the Company to enter into a $12.0 million revolving credit facility with Burdale, and (4) provides that the Company has agreed to hire an investment banker to sell the Modified Senior Notes or the Company. The Note Holders agree to be paid approximately $0.5 million as consideration for their consent.

On June 30, 2008, the Company issued $5.3 million face value of Modified Senior Notes and 377,154 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the fourth supplemental indenture. On December 30, 2008, the Company issued $7.7 million face value of Modified Senior Notes and certain Note Holders have elected to receive another $0.4 million of PIK interest in the form of approximately 612,232 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the fourth supplemental indenture.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 27, 2008 because of the material weakness described below.

In connection with the preparation of our consolidated financial statements for the year ended June 28, 2008, due to resource constraints, a material weakness is evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. This material weakness was still present at December 27, 2008.

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

Changes in Internal Controls over Financial Reporting

There has been no change in internal controls over financial reporting during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 27, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 27, 2008, our disclosure controls and procedures are not effective, because of the material weakness described above, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December 2003 in the Los Angeles Superior Court, seeking to certify a class of California based independent contractors from December 1999 to the present. The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to the Complaint on or about January 2, 2004 denying all allegations. Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007. Discovery on this matter is ongoing and a trial date has been set for June of 2009.

Nine purported class action law suits were filed against the Company between December 2007 and July 2008. These suits, which were filed by a very small group of independent contractor drivers in six different states, seek unspecified damages for various unsubstantiated employment related claims. In response to the proliferation of these cases, our outside counsel filed a motion to have the cases consolidated pursuant to federal multi-district litigation rules. On October 8, 2008, the U.S. Judicial Panel on Multidistrict Litigation granted our motion and ordered that the cases be consolidated for pretrial proceedings. The Panel ordered that the cases be consolidated in the Eastern District of Wisconsin. At this point, the cases have all been transferred to the Eastern District of Wisconsin, for further proceedings in that court. A non-binding mediation of these cases is scheduled for some time in the spring of 2009 and as a result unrelated discovery and motion practice is stayed. Velocity intends to vigorously defend these suits and has filed answers rejecting all employment based allegations of the various complaints.

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

Risks Related to Our Business

We have received an opinion from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern

Our independent registered public accounting firm noted in their report accompanying our financial statements as of and for the fiscal year ended June 28, 2008 that we have reported a significant net loss and use of cash from operating activities, and had a working capital deficiency of $21.8 million, and stated that those conditions raise substantial doubt about our ability to continue as a going concern. Additionally, Wells has implemented a discretionary special reserve against borrowing under the

Company’s revolving credit facility, as amended, limiting the amount of daily cash being advanced to the Company to an amount necessary to cover the cash needs of each day. Management has developed a plan to continue operations which includes replacing the current revolving credit facility with a new facility that eliminates the special borrowing reserve of the current facility, further reductions in expenses to continue the positive EBITDA performance we have experienced since March 2008 and revenue growth from new customers in the retail industry. Although we believe we are well advanced in the approval process with a replacement lender, have successfully reduced expenses in the past and have received verbal commitments from prospective new retail customers, we cannot assure you that our plans to address these matters will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Given our history of losses, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

Our net losses applicable to common stockholders for the six-month periods ended December 27, 2008 and December 29, 2007, were $23.1 million and $21.9 million, respectively. The respective periods’ net losses were $18.9 million and $16.4 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $2.2 million and $3.0 million, and preferred stock dividends paid-in-kind of $2.0 million and $2.4 million for each of the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 28, 2008 and June 30, 2007, were $76.6 million and $66.0 million, respectively. The respective periods’ net losses were $64.6 million and $39.5 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $7.1 million and $21.2 million, and preferred stock dividends paid-in-kind of $4.9 million and $5.2 million for each of the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively offset the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

There is a risk that the new senior secured financing may not be consummated.

While we have a commitment letter for a new $12 million revolving credit facility to replace our existing revolving credit facility with Wells Fargo Foothill, and while we believe that we have satisfied all materials conditions to closing on that facility, documents have not been finalized, executed nor delivered, and no assurance can be given that the new credit facility with Burdale will be consummated.

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

For the six-month period ended December 27, 2008 we had two customers that accounted for approximately 22.3% and 10.6% of our revenue and our top ten customers in aggregate account for approximately 57.5% of our revenue. The loss of one of our largest customers or some of the top ten customers or a material reduction in their purchases of our services, especially given the current downturn in economic conditions worldwide, could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We utilize the services of approximately 3,355 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have a significant amount of debt outstanding. At December 27, 2008, we had $91.3 million in aggregate principal amount of debt outstanding, $5.9 million of revolving credit borrowings, with no additional available borrowings and discretional blocks of availability, and $23.1 million of stockholders deficit. The degree to which we are leveraged could have important consequences for you, including:

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

In addition, we may incur additional indebtedness in the future, subject to certain restrictions, exceptions and financial tests set forth in the indenture governing our senior notes. As of December 27, 2008, we were restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and its supplements and our credit agreement, as amended.

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

The indenture and revolving credit facility agreement also contain certain financial covenants under which we must maintain cash and cash equivalents at specified levels and cash, cash equivalents and qualified accounts receivable at specified levels as well as specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage, minimum trailing twelve months EBITDA and maximum driver pay and purchased transportation measured as a percentage of revenue. Our ability to comply with these ratios may be affected by events beyond our control.

The Company did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the months ended October 25, 2008, November 22, 2008, December 27, 2008, and January 24, 2009.

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

Our revolving credit facility, as amended, contains monthly minimum EBITDA and Maximum Driver Pay/Purchased Transportation requirements that may be difficult to attain.

The revolving credit facility agreement, as amended, contains specified levels of minimum EBITDA and maximum Driver Pay/Purchased Transportation requirements. Our ability to comply with these levels may be affected by events beyond our control.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its credit agreement for the periods ended July 28, 2007, August 25, 2007, and December 29, 2007. Wells, in its capacity as agent and lender under the credit agreement granted the Company waivers and entered into amended agreements which were superseded by subsequent amendments.

The Company and its subsidiaries failed to achieve the minimum EBITDA levels contained in its amended credit agreement for the periods ended February 23, 2008, March 29, 2008 and April 26, 2008 and did not meet the Driver Pay/Purchased Transportation covenant for the two three-week periods ended March 14, 2008 and April 11, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers and entered into two additional amended agreements. The terms of the tenth amendment dated April 30, 2008 included, among other things, (1) an increase in LIBOR margin from 4.00% to 6.00%, and (2) new financial reporting requirements. The terms of the eleventh amendment dated May 19, 2008 includes revised minimum EBITDA levels and maximum Driver Pay/Purchased Transportation percentages of revenue , revised levels of reserves against available borrowing increasing the reserve to $1,000,000 plus an additional $100,000 each month commencing on July 1, 2008, increasing to $150,000 per month on December 1, 2008, to $200,000 per month on March 1, 2009, and $250,000 per month commencing in June 2009 until the revolving credit facility is paid in full, and defining certain milestones to achieve in an effort to obtain replacement financing of the Company revolving credit facility. In the event these milestones are not achieved, the Company would be subject to additional fees of up to $500,000. Velocity did not achieve the first milestone and incurred the first $250,000 fee in August 2008.

The Company did not meet the minimum EBITDA levels contained in its credit agreement, as amended, for the periods ended October 25, 2008, November 22, 2008 and December 27, 2008, and the maximum driver pay and purchased transportation covenant for the six three-week periods ended July 11, 2008, August 15, 2008, September 12, 2008, October 17, 2008, November 14, 2008 and December 12, 2008. Wells, in its capacity as agent and lender under the amended credit agreement, granted the Company waivers for these covenant violations dated October 14, 2008, November 12, 2008, and February 17, 2009. Although we believe we are well-advanced in the contract documentation process with a replacement lender, given the current turmoil in the global credit markets among other factors, we cannot assure you we will be able to do so, or that we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants.

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

We received a notice on June 19, 2008 from the NASDAQ that we are not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We initially had a period of 180 days, until December 16, 2008, to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by the end of the compliance period, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ listing requirements.

We also received a notice on September 5, 2008 from the NASDAQ that we were not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we were unable to demonstrate minimum market value compliance by the end of the compliance period, initially, December 4, 2008, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details. Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of this notice will likely have a material adverse effect on the price of our Common Stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Further failing to maintain our NASDAQ listing will result in our breaching covenants made to holders of our preferred stock and certain warrants. We cannot assure you that we will be successful in regaining compliance with NASDAQ listing requirements.

On October 16, 2008, the NASDAQ implemented a temporary suspension of bid price and market value of publicly held shares requirements through Friday, January 16, 2009. The rules were to be reinstated on Monday, January 19, 2009. On October 22, 2008, NASDAQ sent the Company two letters to inform management that it will remain at the same stage of the compliance period with regard to minimum bid price or minimum market value of publicly held shares, and upon reinstatement of the rules, it will retain the number of days remaining in its compliance period of 62 days and 50 days, respectively, extending the compliance period to March 23, 2009 and March 10, 2009, respectively.

On December 19, 2008, the NASDAQ announced that it extended its suspension of the rules requiring a minimum $1.00 bid price and minimum market value of publicly held shares until Monday, April 20, 2009.

The Company received a third notice on October 16, 2008 that the Company is no longer in compliance with Marketplace Rule 4310(c)(3) requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity. As provided in the NASDAQ rules, the Company submitted a response to the NASDAQ staff on October 31, 2008, outlining a specific plan and timeline to achieve and sustain compliance based on the prospective global alliance transactions. Based on the staff review of the materials submitted, the Staff determined to grant the Company an extension. On December 9, 2008, the NASDAQ sent the Company a letter granting an extension of time to regain compliance with of the minimum stockholders’ equity requirement until January 29, 2009.

On February 4, 2009, the Company received a fourth notice from the NASDAQ containing a staff determination that the Company failed to comply with the $2.5 million stockholders’ equity requirement for continued listing by January 29, 2009 and notifying the Company that trading in the Company’s common stock would be suspended unless an appeal of their determination was filed. The Company filed an appeal on February 11, 2009 requesting a formal hearing on the matter.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of February 1, 2009, approximately 24.0% (excludes other TH Lee funds) of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

On December 17, 2008 at our annual meeting of stockholders, we submitted to our stockholders two matters that were approved. The matters and voting thereon were as follows:

1. To elect five directors for the ensuing year and until their successors shall be elected and duly qualified.

Directors	For	Withhold Authority
Vincent A. Wasik	1,909,403	53,270
Alexander I. Paluch	1,381,239	581,434
Richard A. Kassar	1,910,785	51,888
Leslie E. Grodd	1,910,785	51,888
John J. Perkins	1,910,762	51,911

2. To ratify the appointment of UHY LLP as our independent registered public accounting firm for the fiscal year ended June 27, 2009.

For	1,920,051
Against	5,950
Abstain	36,671

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on February 17, 2009.

VELOCITY EXPRESS CORPORATION.

By	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By	/s/ Edward W. Stone
EDWARD W. STONE
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Merger Agreement, dated September 8, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.2	Amendment No. 1 to Merger Agreement, dated September 22, 1999, by and among CEX Holdings, Inc., Corporate Express Delivery Systems, Inc., United Shipping & Technology, Inc. and United Shipping & Technology Acquisition Corp. (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 8, 1999).

2.3	Amendment No. 2 to Merger Agreement, Settlement and General Release Agreement, dated August 2, 2001, by and among Corporate Express, Inc., successor by merger to CEX Holdings, Inc., Velocity Express, Inc. f/k/a Corporate Express Delivery Systems, Inc., and United Shipping & Technology, Inc. (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

2.4	Agreement and Plan of Merger, dated July 3, 2006, by and among Velocity Express Corporation, CD&L Acquisition Corp., a wholly-owned subsidiary of Velocity Express Corporation, and CD&L, Inc., (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

3.1	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed February 16, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Velocity Express Corporation dated October 20, 2006 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

3.3	Amended and Restated Certificate of Incorporation of Velocity Express Corporation (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 21, 2006).

3.4	Certificate of Designations, Preferences and Rights of Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

3.5	Certificate of Designations, Preferences and Rights of Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

3.6	Certificate of Designations, Preferences and Rights of Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

3.7	Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.8	Amended Certificate of Designation of Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed on July 6, 2006).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed September 14, 2006).

3.10	Bylaws of Velocity Express Corporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed January 9, 2002).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 6, 2007).

4.1	Specimen form of common stock certificate (incorporated by reference from the Company’s Annual Report on Form 10-K, filed September 27, 2002).

4.2	Indenture, dated July 3, 2006, between Velocity Express Corporation and Wells Fargo Bank, N.A., as trustee, with respect to the Company’s 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

Exhibit Number	Description
4.3	Supplemental Indenture, dated as of August 17, 2006, among the Company, Wells Fargo Bank, N.A., as trustee, and the Subsidiary Guarantors named thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.4	Second Supplemental Indenture dated as of December 22, 2006 among the Company, Wells Fargo Bank, N.A., as Trustee and the subsidiaries named thereto (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

4.5	Third Supplemental Indenture, dated July 25, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 25, 2007).

4.6	Security Agreement, dated July 3, 2006, by Velocity Express Corporation and the Subsidiary Guarantors named therein, to and in favor of Wells Fargo Bank, N.A., as trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.7	Form of Warrant issued together with the 12% Senior Secured Notes due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.8	Form of Warrant issued in connection with services (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.9	Form of Common Stock Warrant between Velocity Express Corporation and management, dated February 12, 2004 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 11, 2004).

4.10	Registration Rights Agreement, dated July 3, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

4.11	Registration Rights Agreement, dated December 21, 2004, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 27, 2004).

4.12	Registration Rights Agreement, dated April 28, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.13	Registration Rights Agreement, dated July 18, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 26, 2005).

4.14	Registration Rights Agreement, dated October 14, 2005, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Current Report on Form 8-K, filed October 20, 2005).

4.15	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series Q Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.16	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series M Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.17	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series N Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

Exhibit Number	Description
4.18	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series O Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.19	Amendment No. 1 to the Registration Rights Agreement, dated October 19, 2006, between Velocity Express Corporation and the Investors named therein with respect to the Series P Convertible Preferred Stock (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed February 13, 2007).

4.20	Stock Purchase Warrant to purchase up to 193,552 shares of common stock issued to TH Lee Putnam Ventures, L.P., TH Lee Putnam Parallel Ventures, L.P., THLi Coinvestment Partners, LLC and Blue Star I, LLC, dated December 21, 2004 (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

4.21	Warrant to purchase up to 4,000 shares of common stock issued to BLG Ventures, LLC, dated August 23, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed November 13, 2001).

10.1	1995 Stock Option Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.2	1996 Director Stock Option Plan, as amended (incorporated by reference from the Company’s Quarterly Report on Form 10-QSB, filed February 15, 2000).

10.3	2000 Stock Option Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed May 8, 2000).

10.4	2004 Stock Incentive Plan (incorporated by reference from the Company’s Definitive Schedule 14A, filed January 31, 2005).

10.5	Form of non-qualified stock option issued to employees as of June 2000 (incorporated by reference from the Company’s Annual Report on Form 10-KSB, filed September 29, 2000).

10.6	Form of Incentive Stock Option Agreement, dated October 29, 2001, between United Shipping & Technology, Inc., and management (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 3, 2002).

10.7	Employment Agreement, dated November 28, 2001, between Velocity Express, Inc. and Andrew B. Kronick (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.8	Employment Agreement, dated March 6, 2006, between Velocity Express Corporation and Edward W. Stone, Jr. (incorporated by reference from the Company’s Current Report on Form 8-K, filed March 7, 2006).

10.9	Contractor Services Agreement, between Velocity Express Corporation and MCG Global, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.10	Agency Agreement, dated May 25, 2004, between Velocity Express, Inc. and Peritas, LLC (incorporated by reference from the Company’s Annual Report on Form 10-K, filed December 23, 2004).

10.11	Reimbursement Agreement, dated June 29, 2006, between Velocity Express Corporation and TH Lee Putnam Ventures (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 6, 2006).

10.12	Purchase Agreement for 12% Senior Secured Notes and Warrants, dated July 3, 2006, between Velocity Express Corporation, the guarantors and purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006).

Exhibit Number	Description
10.13	Unit Purchase Agreement, dated July 3, 2006, by and among Velocity Express Corporation, the guarantors named therein and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K, filed July 10, 2006).

10.14	Stock Purchase Agreement, dated as of July 3, 2006, for Series Q Preferred Stock, between Velocity Express Corporation and the Purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K/A, filed September 19, 2006)].

10.15	Stock Purchase Agreement to purchase up to 500,000 additional shares of Series Q Convertible Preferred Stock, dated August 17, 2006, between Velocity Express Corporation and the purchasers named therein (incorporated by reference from the Company’s Current Report on Form 8-K, filed August 23, 2006).

10.16	Series A Preferred Stock and Warrant Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and BNP Paribas (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.17	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Note and Warrant Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.18	Series A Preferred Stock, Common Stock and Warrant Purchase Agreement (Share Consideration), dated as of July 3, 2006, by and between Velocity Express Corporation and Exeter Capital Partners IV, L.P. (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006)

10.19	Series A Convertible Subordinated Debenture Purchase Agreement, dated as of July 3, 2006, by and between Velocity Express Corporation and each of the other parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 10, 2006).

10.20	Settlement Agreement and Mutual Release, dated December 2005, by and among Velocity Express, Inc., formerly known as Corporate Express Delivery Systems, Velocity Express Corporation, Banc of America Commercial Finance Corporation, Banc of America Leasing & Capital, LLC, John Hancock Life Insurance Company, Hancock Mezzanine Partners, L.P., Charles F. Short, III, Sidewinder Holdings, Ltd. and Sidewinder, N.A., Ltd. (incorporated by reference from the Company’s Current Report on Form 8-K, filed December 13, 2005).

10.21	Security Agreement, dated December 22, 2006, among the Company, Wells Fargo Foothill, Inc. and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006).

10.22	Intercompany Subordination Agreement dated, as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 5, 2007).

10.23	Contribution Agreement, dated as of December 22, 2006, among the Company and the Subsidiary Guarantors named thereto (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.24	Intercreditor Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Bank, N.A., as trustee, and Wells Fargo Foothill, Inc. (incorporated by reference from our Current Report on Form 8-K/A filed on January 5, 2007).

10.25	Credit Agreement, dated as of December 22, 2006, among the Company, the Subsidiary Guarantors named thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several banks and other financial institutions or entities from time to time parties to the Credit Agreement (incorporated by reference from our Current Report on From 8-K filed on December 27, 2006).

Exhibit Number	Description
10.26	Waiver to Credit Agreement, dated as of May 14, 2007, by and among Velocity Express Corporation, the lenders party thereto and Wells Fargo Foothill, Inc., as arranger and administrative agent (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007).

10.27	Amendment No. 6, dated May 25, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed on October 15, 2007).

10.28	Amendment No. 7, dated July 13, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 31, 2007).

10.29	Amendment No. 8, dated October 15, 2007, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

10.30	Amendment No. 9, dated February 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arrange and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.31	Waiver and Tenth Amendment, dated April 30, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothills, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 20, 2008).

10.32	Waiver and Eleventh Amendment dated May 19, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 23, 2008).

10.33	Fourth Supplemental Indenture dated as of May 19, 2008, to Indenture dated as of July 3, 2006, as amended by the First Supplemental Indenture dated as of August 17, 2006, the Second Supplemental Indenture dated as of December 22, 2006 and the Third Supplemental Indenture dated as of July 25, 2007, among Velocity Express Corporation, the subsidiaries thereof party thereto, and Wilmington Trust Company, as successor trustee to Wells Fargo Bank, N.A. as Trustee (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.34	Form of Velocity Express Corporation Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2008).

10.35	Registration Rights Agreement dated May 19, 2008, between Velocity Express Corporation and the Investors named therein with respect to the Senior Secured Note Due 2010 (incorporated by reference from the Company’s Current Report on Form 8-K, filed June 12, 2008).

10.36	Waiver dated October 14, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Annual Report on Form 10-K/A, filed October 27, 2008).

Exhibit Number	Description
10.37*	Waiver dated November 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

10.38*	Waiver dated February 17, 2009, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

21.1	Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit on this Quarterly Report of Velocity Express Corporation on Form 10-Q for the period ended December 27, 2008.