Form 10-Q
period 2009-03-28
VELOCITY EXPRESS CORP
filed 2009-05-12
CIK 1002902

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549
_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 0-28452
_________________

VELOCITY EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)
_________________

Delaware	87-0355929
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Morningside Drive North, Bldg. B, Suite 300,
Westport, Connecticut 06880
(Address of Principal Executive Offices including Zip Code)

(203) 349-4160
(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐    NO  ☐

The Registrant is not yet subject to this requirement.

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

As of May 11, 2009, there were 3,988,819 shares of common stock of the registrant issued and outstanding.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 28, 2009

PART I.

ITEM 1. FINANCIAL STATEMENTS.

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except par value)

	March28,	June28,
	2009	2008

ASSETS

Current assets:
Cash	$1,837	$4,240
Trade accounts receivable, net of allowance of $807 and $1,724 at March 28, 2009 and June 28, 2008 respectively	18,902	25,126
Accounts receivable - other	1,119	815
Prepaid insurance	4,747	1,635
Other prepaid expenses and current assets	1,071	720

Total current assets	27,676	32,536

Property and equipment, net	6,028	6,981
Goodwill	35,138	35,138
Intangible assets, net	19,733	21,333
Deferred financing costs, net	2,773	2,164
Other assets	4,014	3,797

Total assets	$95,362	$101,949

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Trade accounts payable	$26,752	$26,533
Accrued wages and benefits	3,576	4,078
Accrued legal and claims	1,350	4,102
Accrued insurance and claims	2,652	3,075
Accrued interest	4,107	5,708
Related party liabilities	40	52
Other accrued liabilities	1,155	1,705
Revolving line of credit	10,020	7,942
Current portion of long-term debt	910	1,152

Total current liabilities	50,562	54,347

Long-term debt, less current portion	74,391	46,498
Accrued insurance and claims	405	538
Other long-term liabilities	4,012	4,992
Total liabilities	129,370	106,375

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $0.004 par value, 299,515 shares authorized 12,311 and 11,763 shares issued and outstanding at
March 28, 2009 and June 28, 2008, respectively	72,148	68,750
Common stock, $0.004 par value, 700,000 shares authorized 3,984 and 2,893 shares issued and outstanding at
March 28, 2009 and June 28, 2008, respectively	16	11
Stock subscription receivable	(170)	(170)
Additional paid-in-capital	397,180	393,318
Accumulated deficit	(502,886)	(466,081)
Accumulated other comprehensive loss	(296)	(254)

Total shareholders' deficit	(34,008)	(4,426)

Total liabilities and shareholders' deficit	$95,362	$101,949

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Revenue	$60,825	$82,159	$199,147	$261,567

Cost of service revenues	42,916	61,263	143,059	196,923
Depreciation	422	351	1,377	952
	43,338	61,614	144,436	197,875

Gross profit	17,487	20,545	54,711	63,692

Operating expenses:
Occupancy	4,431	4,975	12,628	14,036
Selling, general and administrative	13,420	17,578	41,155	54,140
	17,851	22,553	53,783	68,176

Integration costs	-	-	-	501
Restructuring charges	-	176	51	680
Asset impairments	-	-	15	-
Depreciation and amortization	741	1,482	2,316	4,450

Total operating expenses	18,592	24,211	56,165	73,807

Loss from operations	(1,105)	(3,666)	(1,454)	(10,115)

Other income (expense):
Interest expense, net	(10,007)	(5,018)	(28,545)	(14,831)
Other (including extinguishment loss of $0.3 million in 2009)	(307)	3	(314)	4

Loss before income taxes	(11,419)	(8,681)	(30,363)	(24,942)

Income tax (benefit)	3	105	(5)	276

Net loss	$(11,422)	$(8,786)	$(30,358)	$(25,218)

Net loss applicable to common shareholders	$(13,688)	$(10,613)	$(36,805)	$(32,494)

Basic and diluted net loss per share	$(3.73)	$(3.78)	$(10.71)	$(11.77)

Weighted average common stock shares outstanding used in the
basic and diluted net loss per share calculation	3,668	2,807	3,437	2,761

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands)

	Series M		Series N		Series O		Series P		Series Q
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at June 28, 2008	4,063	$14,335	764	$2,694	90	$355	1,995	$4,983	4,851	$46,383

Issuance of Common Stock	-	-	-	-	-	-	-	-	-	-
Offering costs	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock to Common Stock	(4)	(14)	-	-	-	-	-	-	-	-
Issuance of preferred stock for dividends paid-in-kind	185	683	40	149	6	22	98	326	223	2,232
Preferred Stock PIK dividends earned	-	-	-	-	-	-	-	-	-	-
Beneficial conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	-

Balance at March 28, 2009	4,244	$15,004	804	$2,843	96	$377	2,093	$5,309	5,075	$48,615

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS (CONTINUED)
(Unaudited)
(Amounts in thousands)

	Total							Accumulated
	Preferred Stock		Common Stock		Stock	Additional		Other
					Subscription	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Loss	Total

Balance at June 28, 2008	11,763	$68,750	2,893	$11	$(170)	$393,318	$(466,081)	$(254)	$(4,426)

Issuance of Common Stock	-	-	1,091	5	-	835	-	-	840
Offering costs	-	-	-	-	-	(22)	-	-	(22)
Conversion of preferred stock to Common Stock	(4)	(14)	-	-	-	14	-	-	-
Issuance of preferred stock for dividends paid-in-kind	553	3,412	-	-	-	(3,412)	-	-	-
Preferred Stock PIK dividends earned	-	-	-	-	-	3,178	(3,178)	-	-
Beneficial conversion of preferred stock	-	-	-	-	-	3,269	(3,269)	-	-
Net loss	-	-	-	-	-	-	(30,358)	-	(30,358)
Foreign currency translation	-	-	-	-	-	-	-	(42)	(42)
Comprehensive loss	-	-	-	-	-	-	-	-	(30,400)

Balance at March 28, 2009	12,311	$72,148	3,984	$16	$(170)	$397,180	$(502,886)	$(296)	$(34,008)

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	March 28,	March 29,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(30,358)	$(25,218)
Adjustments to reconcile net loss to net
cash flows used in operating activities:
Depreciation and amortization of intangibles	3,693	5,403
Accretion of interest and amortization of debt issue costs	16,319	7,468
Stock option and warrant expense	-	151
(Reversal of) provision for doubtful accounts	(245)	256
Asset impairments	15	-
Loss on debt extinguishment	314	-
Gain on the sale of assets	-	(131)
Change in operating assets and liabilities:
Trade accounts receivable	6,409	5,904
Other current assets	(3,774)	2,607
Other assets	(217)	155
Accounts payable	(202)	(2,551)
Accrued liabilities	6,721	(5,978)

Cashusedinoperatingactivities	(1,325)	(11,934)

INVESTING ACTIVITIES
Proceeds from sale of assets	-	237
Purchases of property and equipment	(776)	(1,330)

Cashusedininvestingactivities	(776)	(1,093)

FINANCING ACTIVITIES
(Repayments of) proceeds from prior revolving credit facility, net	(7,942)	1,634
Proceeds from replacement revolving credit facility, net	8,499	-
Payments of notes payable and long-term debt	(859)	(725)
Proceeds from issuance of common stock, net	-	3,599

Cash (used in) provided by financing activities	(302)	4,508

Net change in cash	(2,403)	(8,519)

Cash, beginning of period	4,240	14,418

Cash, end of period	$1,837	$5,899

See notes to condensed consolidated financial statements

VELOCITY EXPRESS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Velocity Express Corporation and its subsidiaries (collectively, the “Company”) are engaged in the business of providing time definite ground package delivery services to individual consumers and businesses. The Company operates primarily in the United States with limited operations in Canada. The Company currently operates in a single business segment.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 28, 2009 and the results of its operations and its cash flows for the three and nine months ended March 28, 2009 and March 29, 2008, have been included. The results of operations for the three and nine months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2009. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Concentrations of Credit Risk

The Company places its cash with federally insured financial institutions. At times, such cash balances may be in excess of the federally insured limit. Concentrations of credit risk with respect to its accounts receivable is limited due to the wide variety of customers to which the Company’s services are sold and the dispersion of those services across many industries and geographic areas. The Company has two customers that accounted for 22.7% and 10.4% of its revenues for the nine months ended March 28, 2009 and one customer that accounted for 15.9% of its revenues for the nine months ended March 29, 2008, respectively. No other customers have revenues in excess of 10%. The Company performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. An allowance for doubtful accounts is reviewed periodically based on the Company’s historical collection experience, current trends, credit policy and a percentage of accounts receivable by aging category. At March 28, 2009 the Company had two customers that accounted for 14.2% and 11.4% of the Company’s total trade accounts receivable, and at June 28, 2008, no single customer had an account receivable balance greater than 10% of the Company’s total trade accounts receivable.

Comprehensive Loss

Comprehensive loss was $30.4 million and $25.5 million for the nine months ended March 28, 2009 and March 29, 2008, respectively. The difference between net loss and comprehensive loss in each respective period relates to foreign currency translation adjustments. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as foreign currency translation adjustments, a component of Accumulated other comprehensive loss within the Shareholders’ deficit section of the Consolidated Balance Sheets. Income and expense items are translated at average exchange rates for the period.

Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company.   For each period presented, diluted loss per share is equal to basic loss per share because the effect of including such securities or obligations would have been antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)e
Numerator:
Net loss	$(11,422)	$(8,786)	$(30,358)	$(25,218)
Beneficial conversion feature for Series N Preferred	(56)	(45)	(163)	(243)
Beneficial conversion feature for Series O Preferred	(9)	(35)	(15)	(131)
Beneficial conversion feature for Series P Preferred	(81)	(68)	(239)	(328)
Beneficial conversion feature for Series Q Preferred	(958)	(561)	(2,852)	(3,041)
Series M Preferred dividends paid-in-kind	(232)	(217)	(684)	(746)
Series N Preferred dividends paid-in-kind	(51)	(47)	(149)	(156)
Series O Preferred dividends paid-in-kind	(8)	(33)	(12)	(109)
Series P Preferred dividends paid-in-kind	(110)	(105)	(326)	(378)
Series Q Preferred dividends paid-in-kind	(761)	(716)	(2,007)	(2,144)

Net loss applicable to common shareholders	$(13,688)	$(10,613)	$(36,805)	$(32,494)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	3,668	2,807	3,437	2,761

Basic and Diluted Loss Per Share	$(3.73)	$(3.78)	$(10.71)	$(11.77)

The following table presents securities that could be converted into common shares and potentially dilute basic earnings per share in the future. As of March 28, 2009 and March 29, 2008, the potentially dilutive securities were not included in the computation of diluted loss per share because to do so would have been antidilutive:

	March 28,	March 29,
	2009	2008
	(Amounts in thousands)
Stock options	28	28
Common stock warrants	1,905	1,929
Convertible preferred stock:
Series M Convertible Preferred	671	495
Series N Convertible Preferred	127	93
Series O Convertible Preferred	16	71
Series P Convertible Preferred	499	369
Series Q Convertible Preferred	4,022	2,990

	7,268	5,975

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

3.	RESTRUCTURING LIABILITIES

A summary of the restructuring liabilities and the activity for the nine-month period ended March 28, 2009 is as follows (amounts in thousands):

	Restructuring			Adjustments	Restructuring
	Liabilities	Restructuring		and Changes	Liabilities
	June 28, 2008	Costs	Payments	in Estimates	March 28, 2009

Employee termination benefits	$7	$-	$(3)	$-	$4
Lease termination costs	514	-	(265)	51	300
	$521	$-	$(268)	$51	$304

4.	DEBT

Revolving Credit Facility

On March 13, 2009, the Company and some of its domestic subsidiaries entered into a senior secured revolving credit agreement (the ”Agreement”) with a syndicate of lenders led by Burdale Capital Finance, Inc. (“Burdale”).  Burdale is the administrative agent under the revolving credit agreement, proceeds from which were used to satisfy outstanding borrowings under the Wells revolving credit agreement described below.  The revolving credit agreement, as amended, matures on the earlier of (a) March 13, 2012, (b) March 31, 2010, so long as the maturity date of the Senior Secured Notes has not been extended past June 30, 2010 in a manner acceptable to Burdale, (c) 90 days prior to the maturity date of the Modified Senior Notes if the maturity date of the Modified Senior Notes has been extended to a date later than June 30, 2010 in a manner acceptable to Burdale, (d) the acceleration of all obligations pursuant to the terms of this Agreement or (e) the date on which this Agreement shall be terminated in accordance with the provisions hereof or by operation of law. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries, the Company’s  franchising subsidiary, and foreign subsidiaries) is a borrower under the revolving credit agreement, as amended, and the Company and all of its domestic subsidiaries have guaranteed the borrowers’ obligations under the revolving credit agreement, as amended. The borrowers’ obligations are joint and several. Borrowings under the revolving credit agreement, as amended, are secured by substantially all of the assets of each borrower and each guarantor. The revolving credit agreement, as amended, provides for up to $12.0 million of aggregate financing, $7.5 million of which may be in the form of letters of credit.

Borrowings under the Agreement bear interest at a rate equal to a base rate plus an applicable margin of 4.00%. The base rate equals the highest of (a) the “prime rate” announced from time to time by JPMorgan Chase Bank (or any successor to the foregoing or, if such rate ceases to be so published, as quoted from such other generally available and recognizable source as Burdale may select) as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, (b) the Federal Funds Effective Rate (as defined in the Agreement) from time to time plus one-half of one (0.50) percentage point, (c) LIBOR (under certain conditions) on such day plus one (1) percentage point and (d) 4.25%. The Company’s borrowing rate at March 28, 2009 was 8.25%.  The Company had one letter of credit issued for $14,250 and $1.5 million of unused availability under the Agreement at March 28, 2009.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes specified financial covenants requiring the borrowers to achieve a minimum Adjusted EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month,  and to certify compliance on a monthly basis.

For 13 of the 41 days in the period from March 16, 2009 to May 6, 2009, borrowings under the Burdale revolving credit facility were permitted to exceed the maximum borrowings as calculated under the revolving credit agreement due to discretionary decreases in availability blocks by Burdale.  On May 12, 2009, the Company entered into the first amendment to the revolving credit facility to, among other things, temporarily reduce the availability blocks and revise the minimum Adjusted EBITDA targets.

Repayment of Wells Revolving Credit Facility

Prior to March 13, 2009, the Company maintained a revolving credit facility with Wells Fargo Foothill, Inc. (”Wells”) that allowed for borrowings up to $25 million. Interest was payable monthly at a rate equal to, at the borrowers’ option, either a base rate plus an applicable margin of 3.5%, or a LIBOR rate plus an applicable margin of 6.0%. On March 13, 2009, the Wells revolving credit facility was repaid with the proceeds from the Burdale revolving credit facility (discussed above). In connection with the debt financing, the Company expensed the remaining unamortized finance costs of $0.3 million as a loss from the extinguishment of debt.

Prior to closing, the Company paid $2.5 million in cash to collateralize its participation in the captive insurance company that provides certain of its insurance coverage reducing the letter of credit previously in place to secure these obligations to zero.

Long Term Debt

Long-term debt consists of the following:

	March 28,	June 28,
	2009	2008
	(Amounts in thousands)

Modified Senior Notes, net of discount of $25,270 and $40,482, respectively	$73,671	$45,543
Capital leases	1,494	1,969
Other	136	138

	75,301	47,650
Current maturities	(910)	(1,152)

Total long term debt	$74,391	$46,498

Modified Senior Notes

The Company is accreting the difference between the carrying amount of the Modified Senior Notes ($73.7 million and $45.5 million at March 28, 2009 and June 28, 2008, respectively) and their face value ($98.9 million and $86.0 million at March 28, 2009 and June 28, 2008, respectively) over the remaining term using the effective interest method. Total accretion in the three and nine month periods ended March 28, 2009 was $5.1 million and $15.2 million, respectively. Total accretion in the three and nine month periods ended March 29, 2008 was $2.0 million and $5.9 million, respectively.

The Modified Senior Notes bear interest at an annual rate of 18% at March 28, 2009.  They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Modified Senior Notes with proceeds derived from the sale of Velocity Express capital stock. The Company may also redeem Modified Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% of face value if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

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

On May 19, 2008, the holders of our Original Senior Notes due 2010 (the “Note Holders”) consented to a fourth supplemental indenture modifying the indenture governing the Original Senior Notes. The supplemental indenture (1) allowed for interest payments due in June 2008 ($5.7 million) and December 2008 ($8.2 million) to be paid-in-kind, instead of cash, (2) allows for one half of the interest payments (9%) due in 2009 to be paid-in-kind, instead of cash, (3) at the option of holder, up to 50% of PIK interest to be paid in registered common shares at volume weighted average price (“VWAP”) not less than the current market of $0.88 on the date the agreement was reached, (4) required issuance of an additional $7.8 million face value of the Senior Notes for a total of $86.0 million face value then outstanding at May 19, 2008, (5) increased the interest rate to 18%, (6) reduced the exercise price of the warrants originally issued with the Original Senior Notes in July 2006 by $16.21, from $17.56 to $1.35 per share, (7) required the issuance of additional warrants equal to 15% of the common stock of the Company to holders at $0.88 per share (which was the greater of 105% VWAP or $0.88) with a forced conversion feature at 150% of the initial conversion price, (8) replaced existing financial covenants with a $3.0 million minimum cash covenant, and $26.0 million minimum cash plus accounts receivable covenant, and a minimum quarterly trailing twelve months Adjusted EBITDA covenant, (9) waived the Note Holders’ right of first refusal to replace the Wells Fargo Foothill revolving credit facility, (10) defines the terms under which replacement financing for the Company’s revolving credit facility is permitted, (11) committed any and all proceeds from certain litigation to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (12) permits the sale or licensing of the Company’s technology for use outside of North America, with certain proceeds or revenue from such sale or licensing committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (13) permits the sale of certain non-core business units with certain proceeds from such sales committed to prepayment of the Modified Senior Notes subject to the rights of the revolving credit facility provider, (14) reduced certain executive pay, and (15) provides for two-thirds (2/3rds) majority of the Note Holders of the then outstanding balance of Modified Senior Notes to consent to modifications or amendments to the Indenture governing the Modified Senior Notes .

The Company did not meet its minimum quarterly trailing twelve months Adjusted EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the months ended October 25, 2008, November 22, 2008, December 27, 2008, January 24, 2009, and February 21, 2009, contained in the indenture and its supplements.

The fifth supplemental indenture, among other things, (1) waived the covenant violations noted above, (2) replaced certain existing financial covenants with a lower quarterly trailing twelve months Adjusted EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increased the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permitted the Company to enter into a $12.0 million revolving credit facility with Burdale, and (4) provides that the Company shall hire an investment banker to conduct a sale of all or substantially all of the Modified Senior Notes and/or the Company and/or the assets of the Company.  The Note Holders were paid $0.5 million and will receive 50% of the first $2.0 million of net proceeds from certain litigations as consideration for their consent.

The Company did not meet its minimum cash and cash equivalents requirement contained in the Indenture and its supplements for the months ended February 21, 2009 and March 28, 2009.

On June 30, 2008, the Company issued $5.3 million face value of Modified Senior Notes and 377,154 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the fourth supplemental indenture.  On December 30, 2008, the Company issued $7.7 million face value of Modified Senior Notes and certain Note Holders elected to receive another $0.4 million of PIK interest in the form of approximately 612,232 shares of common stock as settlement of interest accrued on the Modified Senior Notes in accordance with the fourth supplemental indenture.

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

In January 2007, the Company began insuring its workers’ compensation risks through insurance policies with substantial deductibles and retains risk as a result of its deductibles related to such insurance policies. The Company’s deductible for workers’ compensation is $500,000 per loss with an annual aggregate stop loss of approximately $1,600,000. The Company accrues the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These accruals are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated accrued amounts. As of March 28, 2009 and June 28, 2008, the Company has accrued approximately $1.5 million for case reserves plus development reserves and estimated losses incurred, but not reported.

6.	SHAREHOLDERS’ EQUITY

Common stock

During the three and nine-month periods ended March 28, 2009, the Company issued to the Note Holders as settlement in part of accrued interest on the Modified Senior Notes 612,232 and 989,386 shares of common stock with a fair value of approximately $0.5 million and $0.7 million, respectively.

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

A summary of the status of the Company’s common stock warrants outstanding as of March 28, 2009 and activity during the nine-month period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic Value
	Warrants	Exercise Price	Contractual Life	(in thousands)
Warrants Outanding Begininng of Period	2,006,728	$3.89

Granted	-	-

Exercised	(101,864)	0.97

Forfeit/Expired	(76)	470.92

Warrants outstanding and exercisable, March 28, 2009	1,904,788	$3.95	1.55 years	$4

Preferred Stock Conversions

During the three and nine-month periods ended March 28, 2009 the Company issued zero and 481 shares of common stock as a result of shareholder conversions of Series M Convertible Preferred Stock and Series O Convertible Preferred Stock within original terms of each respective agreement.

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

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December, 2003 in the Superior Court of the State of California for the County of Los Angeles, seeking to certify a class of California based independent contractors from December 1999 to the present.  The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to their Complaint on or about January 2, 2004 denying all allegations.  Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007.  During the three and nine-months ended March 28, 2009, the Company recorded benefits of approximately $0.5 million and $1.5 million resulting from changes in the estimated settlement liability related to this matter. Discovery on this matter is ongoing and a trial date has been adjourned to December of 2009.

Nine purported class action law suits were filed against the Company between December 2007 and July 2008.  These suits, which were filed by a very small group of independent contractor drivers in six different states, seek unspecified damages for various unsubstantiated employment related claims.  In response to the proliferation of these cases, our outside counsel filed a motion to have the cases consolidated pursuant to federal multi-district litigation rules.  On October 8, 2008, the U.S. Judicial Panel on Multidistrict Litigation granted our motion and ordered that the cases be consolidated for pretrial proceedings.  The Panel ordered that the cases be consolidated in the Eastern District of Wisconsin.  At this point, the cases have all been transferred to the Eastern District of Wisconsin, for further proceedings in that court.  A non-binding mediation of these cases took place on April 14, 2009 and settlement discussions are ongoing. Unrelated discovery and motion practice is presently stayed.  Velocity intends to vigorously defend these suits and has filed answers rejecting all employment based allegations of the various complaints.

NASDAQ Compliance

The Company received notice on June 19, 2008 from the NASDAQ that it was not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We initially had a period of 180 days to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days.  If we were unable to demonstrate bid price compliance by the end of the compliance period, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

The Company received another notice on September 5, 2008 from the NASDAQ that we were not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we were unable to demonstrate minimum market value compliance by the end of the compliance period, NASDAQ will notify us that our common stock will be de-listed.  Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

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

The Company received a third notice on October 16, 2008 that the Company is no longer in compliance with Marketplace Rule 4310(c)(3) requiring the Company to maintain a minimum of $2.5 million in stockholders’ equity. As provided in the NASDAQ rules, the Company submitted a response to the NASDAQ staff on October 31, 2008, outlining a specific plan and timeline to achieve and sustain compliance based on the prospective global alliance transactions. Based on the staff review of the materials submitted, the Staff determined to grant the Company an extension.  On December 9, 2008, the NASDAQ sent the Company a letter granting an extension of time to regain compliance with of the minimum stockholders’ equity requirement until January 29, 2009.

On February 4, 2009, the Company received a fourth notice from the NASDAQ containing a staff determination that the Company failed to comply with the $2.5 million stockholders’ equity requirement for continued listing by January 29, 2009 and notifying the Company that trading in the Company’s common stock would be suspended unless an appeal of their determination was filed.  The Company filed an appeal on February 11, 2009 requesting a formal hearing on the matter. A hearing was held on March 18, 2009 at which time the Company presented a plan to regain compliance with the $2.5 million stockholders' equity requirement.

On April 20, 2009, the Company received a fifth notice from the NASDAQ informing the Company that the NASDAQ Hearings Panel in satisfied that the Company is actively, diligently and in good faith taking responsible steps to regain compliance and has decided to grant the request of the Company to remain listed on the NASDAQ Stock Market through August 3, 2009.

Although we may regain compliance with the NASDAQ listing requirements, the negative publicity surrounding the receipt of these notices will likely have a material adverse effect on the price of our common stock, our ability to raise capital, whether debt or equity, in the future unless and until this situation is resolved, and will likely cause a negative perception of, and confidence in, us by our investors, customers, vendors, creditors and employees. Although we believe we have done all that we can to maintain our NASDAQ listing, holders of our preferred stock and certain warrants may claim that we did not use our best efforts to maintain our NASDAQ listing. We cannot assure you that we will be successful in regaining compliance with NASDAQ’s listing requirements.

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

GCC Eagles, LLC Contractor Services Agreement

On November 11, 2008, Velocity contracted with GCC Eagles, LLC (“GCC”) for consulting and advisory services in connection with the Global Alliance pursuant to a monthly contractor services agreement whereby Velocity agreed to pay GCC a non-refundable $25,000 upon execution of the agreement and a monthly fee of $12,500, plus other incentive compensation upon achievement of certain actions.  Garrett Stonehouse, managing member and sole owner of GCC Eagles, LLC, is a partner of MCG Global, LLC.

9.	LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt, and for the nine months ended March 28, 2009 a loss of approximately $30.4 million. The Company also used cash in operating activities over the past several years, including $11.3 million in fiscal 2008 and $1.3 million for the nine months ended March 28, 2009.  As of March 28, 2009 the Company has negative working capital deficiency of approximately $22.7 million and a deficiency in assets of $34.0 million. Further, the Company did not meet the minimum Adjusted EBITDA levels required by its prior revolving credit agreement at various times during fiscal 2008 and 2009.  The Company also did not meet its minimum quarterly trailing twelve months Adjusted EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement and its minimum cash, cash equivalents and qualified accounts receivable requirements contained in its Indenture and related supplements at various times during fiscal 2009.  Additionally, the Company’s current forecast projects that it will be unable to meet its June 2009 minimum Adjusted EBITDA covenants or make its June interest payment to the Note Holders, both of which could result in an event of default subject to the stay period as provided in the intercreditor agreement as described below.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company did not meet its minimum quarterly trailing twelve months Adjusted EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement contained in the Indenture and its supplements for the months ended October 25, 2008, November 22, 2008, December 27, 2008, January 24, 2009 and February 21, 2009.

The fifth supplemental indenture executed on March 13, 2009, among other things, (1) waived the covenant violations noted above, (2) replaced certain existing financial covenants with a lower quarterly trailing twelve months Adjusted EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increased the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permitted the Company to enter into a $12.0 million revolving credit facility with Burdale, and (4) provides that the Company shall hire an investment banker to conduct a sale of all or substantially all of the Modified Senior Notes and/or the Company and/or the assets of the Company.  The Note Holders were paid $0.5 million and will receive 50% of the first $2.0 million of net proceeds from certain litigations as consideration for their consent.

The Company did not meet its minimum cash and cash equivalents requirement for the months ended February 21, 2009 and March 28, 2009, contained in the Indenture and its supplements.  We believe the Note Holder will waive the covenant requirements. Unless waived by the Note Holders, then following appropriate notice, such non-compliance constitute could constitute an event of default thirty (30) days after receipt of such notice, which also would trigger a cross-default under the Burdale revolving credit facility. Under the intercreditor agreement between the Trustee and Burdale, after receipt by Burdale of a written declaration of the Trustee on behalf of the Note Holders of such event of default, the Note Holders would be stayed an additional 150 days before being able to enforce their liens on a material portion of the collateral, subject to Burdale’s rights.

The Company is also required to make the June and December 2009 interest payments to the Note Holders including cash payments of $4.5 million and $4.7 million, respectively.   If necessary, in order to facilitate the sales process mandated under the fifth supplemental indenture, the Company plans to solicit consents from the Bond Holders to defer or to waive the payment of interest that is due in cash.  We believe we will receive such waivers. However, no assurance can be given that the Note Holders will be receptive to any such request.  In the event the Company is unable to obtain the necessary waivers from the Note Holders and fails to pay the Note Holders the June 30, 2009 interest payment by July 30, 2009, the Trustee, on behalf of the Note Holders, or certain Note Holders may elect to declare the principal and interest outstanding under the Modified Senior Notes immediately due and payable and to notify Burdale of the same.  Such event of default would trigger a cross-default under the Burdale revolving credit facility. Under the intercreditor agreement between the Trustee and Burdale, after receipt by Burdale of a written declaration of the Trustee on behalf of the Note Holders of such event of default, the Note Holders would be stayed 150 days before being able to enforce their liens on a material portion of the collateral, subject to Burdale’s rights.

For 13 of the 41 days in the period from March 16, 2009 to May 6, 2009, borrowings under the Burdale revolving credit facility were permitted to exceed the maximum borrowings as calculated under the revolving credit agreement due to discretionary decreases in availability blocks by Burdale.  On May 12, 2009, the Company entered into the first amendment to the revolving credit facility to, among other things, temporarily reduce the availability blocks and revise the minimum Adjusted EBITDA targets.

Under the Company’s current operating plan, it expects positive cash flow over the next year. Key components of the operating plan include the following:

•
improving gross margins by continued use our integrated route information database to: (1) identify and correct driver pay where our average driver settlement has exceeded competitive market norms for the work performed and (2) identify and implement opportunities to re-design local route structures to optimize the number of drivers retained to perform the contracted deliveries;

•
lower operating and SG&A expenses primarily by reducing headcount and occupancy expenses, and to a lesser degree, changing or eliminating services and the related costs associated with telecommunications, vehicle expenses, and miscellaneous other activities;

•
increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets including new revenue derived from our expansion in the retail replenishment business; and

•	continuing to manage working capital.

In order to facilitate the sales process mandated under the fifth supplemental indenture, the Company will need to obtain the necessary consents of its Note Holders and Burdale to waive its non-compliance with debt covenants and defer or eliminate the requirement to make the upcoming June 2009 and December 2009 interest payments in cash to the Note Holders in order for it to have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum Adjusted EBITDA or other covenants under its amended revolving credit facility with Burdale) in the next twelve month period.  No assurance can be given that the Note Holders will be receptive to any such request for waivers.  As of March 28, 2009, the Company had $1.8 million in cash with $1.5 million of unused availability remaining under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, and qualitative feedback from field management since March 28, 2009, the Company believes that if it obtains relief from its interest obligations, it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through March 27, 2010.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the slowing economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum Adjusted EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above as contemplated by the current operating plan. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses.  In that case, the Company would need to amend, or seek one or more waivers of, the minimum Adjusted EBITDA covenant under the credit agreement, as amended, and the minimum cash and cash equivalents requirement under the fifth supplemental indenture. If the Company cannot maintain compliance with its covenant requirements and cannot obtain appropriate waivers and modifications, the lenders and bondholders may call the debt. If the debt is called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

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

Overview

The Company is engaged in the business of providing time definite ground package delivery services. It operates primarily in the United States with limited operations in Canada. The Company operates in a single business segment.

The Company has one of the largest nationwide logistics solutions in the United States.  Its customers are comprised of multi-location, blue chip customers primarily in the healthcare, retail, rapid replenishment sectors and recently in the postal consolidation area.

The Company’s service offerings are divided into Small Package Delivery, Pallet Delivery, Dedicated Delivery, Express Delivery and Business to Postal DDU Delivery (B2DDU).  All of these services are provided on the customer’s schedule including very tight time definite delivery windows.

The Company’s customers represent a variety of industries and utilize our services across multiple service offerings. Revenue categories and percentages of total revenue for the nine-month periods ended March 28, 2009 and March 29, 2008 were as follows:

	Nine Months Ended
	March 28, 2009	March 29, 2008
Retail	39.4%	35.6%
Healthcare	30.9%	30.9%
Rapid Replenishment	16.8%	20.7%
Financial Services	12.1%	12.8%
Postal Consolidation	0.8%	0.0%

With the enactment of the Federal law known as Check 21, on October 28, 2004, financial services revenue has continued to decline as financial institutions migrate to electronically scanned and processed checks, without the need to move the physical documents to the clearing institution. We expect to off-set this relative decline in revenue in the financial services industry with new revenue from our expansion in the retail replenishment business and most recently the postal consolidation sector.  In addition, we believe we will benefit from the growth in the healthcare industry within the United States, and be able to effectively leverage our broad coverage footprint and track-and-trace scanning capabilities to capitalize on this national growth industry.

For the nine months ended March 28, 2009, the Company had a net loss of $30.4 million, and used cash from operations of $1.3 million.

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

Historical Results of Operations

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008

Revenue for the quarter ended March 28, 2009 decreased $21.3 million or 26.0% to $60.8 million from $82.2 million for the quarter ended March 29, 2008. The decrease in revenue was the result of volume declines with continuing customers related to the slowing U.S. economy ($12.2 million), lower fuel surcharge reimbursement ($3.6 million), our planned exit from uneconomic customer contracts acquired with the CD&L merger ($4.9 million), other customer service stops ($4.9 million) and the continued migration of banking customers to the Check 21 scanning technology ($2.3 million). These negative changes were partly offset by new revenue from customer start-ups of $3.4 million and $3.3 million of volume growth by other continuing customers that are less affected by the slowing U.S. economy.

Cost of services for the quarter ended March 28, 2009 was $42.9 million, a decrease of $18.3 million or 29.9% from $61.3 million for the quarter ended March 29, 2008. The decrease in volume accounted for a decrease of $13.3 million in driver pay and purchased transportation and $0.2 million in vehicle expense.

Correcting a number of specific routes where our average driver settlement exceeded competitive market norms for the work performed accounted for $2.3 million. Direct labor declined by $1.0 million, but increased as a percentage of revenue from 7.4% of revenue to 8.3% of revenue as the revenue mix shifted to more deliveries requiring sorting in our warehouses.  Insurance expense declined $0.3 million primarily related to the decrease in claims experience and estimated development reserves related to reserves for auto liability; and cargo claims declined $0.6 million, partially due to improved reimbursements from responsible drivers, and insurance recoveries.  The cost of uniforms declined by $0.2 million and there was another $0.3 million improvement in miscellaneous other costs.  Offsetting these improvements was increased depreciation of $0.1 million on the V-Trac 5.0 scanners acquired and deployed to the field, and the related capitalized software development.  As a result, gross margin increased from 25.0% in the prior year quarter ended March 29, 2008 to 28.7% for the quarter ended March 28, 2009.

Occupancy expense for the quarter ended March 28, 2009 was $4.4 million, a decrease of $0.5 million from the quarter ended March 29, 2008 reflecting reduced rent expense ($0.3 million) and utility costs ($0.1 million), as well as lower repair and maintenance costs ($0.1 million).

Selling, general and administrative expenses for the quarter ended March 28, 2009 were $13.4 million or 22.0% of revenue, a decrease of $4.2 million or 23.7% as compared with $17.6 million or 21.4% of revenue for the quarter ended March 29, 2008.  The decrease in SG&A for the quarter resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the two restructuring actions implemented during 2008 in response to the previously announced loss of the Company’s largest financial services customer and the continuous recessionary volume declines cited earlier ($3.3 million), a benefit of $0.6 million resulting from a change in an estimated settlement liability in 2008, a favorable settlement of approximately $0.5 million, a decline in equipment and software of approximately $0.3 million, a $0.2 million reversal in reserve for bad debts, a decline in communication costs of approximately $0.1 million and a decrease in supplies of $0.1 million.  Offsetting these improvements was an increase in legal fees of $1.1 million primarily related to representation in the Office Depot suit, the NICA, Inc. suit, and class action legal defense.

There were no restructuring charges for the quarter ended March 28, 2009 as compared to $0.2 million for the quarter ended March 29, 2008.  The restructuring charges for the quarter ended March 29, 2008 were comprised of estimated severance costs associated with a workforce reduction plan.

Depreciation and amortization for the quarter ended March 28, 2009 was $0.7 million or 1.2% of revenue, a decrease of $0.7 million or 50.0% as compared with $1.5 million or 1.8% of revenue for the quarter ended March 29, 2008, of which $0.5 million pertains to a decrease in depreciation as equipment becoming fully depreciated exceeded depreciation on newly acquired fixed assets, and $0.2 million pertains to a decrease in amortization expense, as the non-compete intangible assets became fully amortized.

Net interest expense for the quarter ended March 28, 2009 increased $5.0 million to $10.0 million from $5.0 million for the quarter ended March 29, 2008 resulting from an increase of 6.0% in the interest rate on the Modified Senior Notes, an additional $7.8 million face value of Modified Senior Notes issued as consideration for the modification to the indenture governing the Original Senior Notes in May 2008 earning 18% interest, an additional $13.0 million face value of Modified Senior Notes issued as settlement in-kind of interest accrued on the Senior Notes also earning 18% interest, and an increase of 225 basis points in the interest rate on the revolving credit agreement with Burdale when compared to the interest rate on the revolving credit agreement with Wells for the same period last year.

Other expense for the quarter ended March 28, 2009 was $0.3 million and was comprised of deferred fees that were written off in conjunction with the repayment and extinguishment of the prior revolving credit facility.

As a result of the above, the Company had a net loss of $11.4 million for the quarter ended March 28, 2009 compared to a net loss of $8.8 million in the quarter ended March 29, 2008.

Net loss applicable to common stockholders was $13.7 million for the quarter ended March 28, 2009 compared with $10.6 million for the quarter ended March 29, 2008.  For both quarters, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Nine Months Ended March 28, 2009 Compared to Nine Months Ended March 29, 2008

Revenue for the nine months ended March 28, 2009 decreased $62.4 million or 23.9% to $199.1 million from $261.6 million for the nine months ended March 29, 2008. The decrease in revenue was the result of volume declines with continuing customers related to the slowing U.S. economy ($25.0 million), lower fuel surcharge reimbursement ($4.2 miilion), our planned exit from uneconomic customer contracts acquired with the CD&L merger ($24.4 million), other customer service stops ($21.4 million), the continued migration of banking customers to the Check 21 scanning technology ($7.2 million), and the loss of a significant bank customer in the second quarter of 2008 ($4.0 million).  These negative changes were partly offset by new revenue from customer start-ups of $18.0 million and $5.8 million of volume growth by other continuing customers that are less affected by the slowing U.S. economy.

Cost of services for the nine months ended March 28, 2009 was $143.1 million, a decrease of $53.9 million or 27.3% from $196.9 million for the nine months ended March 29, 2008. The decrease in volume accounted for a decrease of $39.5 million in driver pay and purchased transportation and $0.5 million in vehicle expense. Correcting a number of specific routes where our average driver settlement exceeded competitive market norms for the work performed accounted for $6.1 million. Direct labor decreased by $2.4 million but increased as a percentage of revenue from 7.0% of revenue to 8.0% of revenue as the revenue mix shifted to more deliveries requiring sorting in our warehouses.  Insurance expense declined $1.2 million primarily related to the decrease in claims experience and estimated development reserves related to reserves for workers’ compensation and auto liability; decreased umbrella insurance premiums, and cargo claims declined $0.9 million, partially due to improved reimbursements from responsible drivers and insurance recoveries.  Communication and scanner expenses also declined by $0.5 million partially due to improved reimbursements from independent contractor drivers related to the rollout of V-Trac 5.0 scanners ($0.4 million).  Workforce acquisition costs also declined by $0.7 million primarily due to lower advertising ($0.3 million) and lower costs for uniforms ($0.3 million).  Offsetting these improvements was increased depreciation of $0.4 million on the V-Trac 5.0 scanners acquired and deployed to the field, and the related capitalized software development.  As a result, gross margin increased from 24.4% in the prior year nine-month period to 27.5% for the nine-month period ended March 28, 2009.

Occupancy expense for the nine months ended March 28, 2009 was $12.6 million, a decrease of $1.4 million from the nine months ended March 29, 2008 reflecting a $0.4 million recovery from New York City related to the condemnation of one of our leased facilities, closures of redundant facilities offset with increased costs for larger new facilities, occupied to accommodate anticipated volume growth ($0.5 million), utility costs ($0.2 million), as well as lower repair and maintenance costs ($0.1 million).

Selling, general and administrative expenses for the nine months ended March 28, 2009 were $41.2 million or 20.7% of revenue, a decrease of $13.0 million or 24.0% as compared with $54.1 million or 20.7% of revenue for the nine months ended March 29, 2008.  The decrease in SG&A resulted primarily from a reduction in compensation, benefits, and travel expenses resulting from the two restructuring actions implemented during 2008 in response to the previously announced loss of the Company’s largest financial services customer and the continuous recessionary volume declines cited earlier ($9.8 million), a benefit of $1.6 million resulting from a change in an estimated settlement liability in 2008, two favorable settlements of approximately $0.9 million, a decline in communication costs of approximately $0.5 million, a decline in equipment and software of approximately $1.2 million, a decrease in consulting and other outside services ($0.6 million), a swing of $0.5 million in the reserve for bad debts,  and a decrease in supplies of $0.4 million. Offsetting these improvements was an increase in legal fees of $2.2 million primarily related to representation in the Office Depot suit, the NICA suit, and class action legal defense.

Integration costs for the nine months ended March 29, 2008 were $0.5 million as the Company completed the integration of CD&L in the first quarter of fiscal 2008.

Restructuring charges for the nine months ended March 28, 2009 were $0.1 million, a decrease of $0.6 million as compared to $0.7 million for the nine months ended March 29, 2008.  The decrease is comprised of revising the Company’s estimates of previously recorded lease termination costs associated with prior period restructurings to a lesser degree in the current nine-month period as compared to the comparable nine-month period in the prior year plus approximately $0.2 million in severance costs included in the nine-month period ended March 29, 2008, in response to the previously announced loss of the Company’s largest financial services customer.  There were no individually significant restructuring actions during the nine months ended March 28, 2009, although the Company continuously adjusts its operating costs downward in conjunction with the lower revenue.

Depreciation and amortization for the nine months ended March 28, 2009 was $2.3 million or 1.2% of revenue, a decrease of $2.1 million or 48.0% as compared with $4.5 million or 1.7% of revenue for the nine months ended March 29, 2008, of which $1.5 million pertains to a decrease in depreciation as equipment becoming fully depreciated exceeded depreciation on newly acquired fixed assets, and $0.6 million pertains to a decrease in amortization expense, as the non-compete intangible assets became fully amortized.

Net interest expense for the nine months ended March 28, 2009 increased $14.1 million to $28.9 million from $14.8 million for the nine months ended March 29, 2008 resulting from an increase of 6% in the interest rate on the Modified Senior Notes due 2010, an additional $7.8 million face value of Modified Senior Notes issued as consideration for the modification to the indenture governing the Original Senior Notes in May 2008 earning 18% interest, and an additional $13.0 million face value of Modified Senior Notes issued as settlement in-kind of interest accrued on the Senior Notes also earning 18% interest, and an increase of 225 basis points in the interest rate on the revolving credit agreement with Burdale when compared to the interest rate on the revolving credit agreement with Wells for the same period last year.

Other expense for the nine months ended March 28, 2009 was $0.3 million and was comprised of deferred fees that were written off in conjunction with the repayment and extinguishment of the prior revolving credit facility.

As a result of the above, the Company had a net loss of $30.4 million for the nine months ended March 28, 2009 compared to a net loss of $25.2 million in the nine months ended March 29, 2008.

Net loss applicable to common stockholders was $36.8 million for the nine months ended March 28, 2009 compared with $32.5 million for the nine months ended March 29, 2008.  For the March 28, 2009 nine-month period, the difference between net loss applicable to common stockholders and net loss relates to dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.  In the nine months ended March 29, 2008, the difference between net loss applicable to common stockholders and net loss related to the beneficial conversion associated with the anti-dilution provisions of Series N, Series O, Series P, and Series Q Convertible Preferred Stock resulting from the modification of warrants, dividends paid-in-kind on Series M, Series N, Series O, Series P and Series Q Convertible Preferred Stock, and the beneficial conversion associated with dividends paid-in-kind on Series N, Series O, Series P and Series Q Convertible Preferred Stock.

Liquidity and Capital Resources

Overview

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported significant recurring losses from operations over the past several years including in 2008 a loss of approximately $56.1 million, which includes a goodwill impairment charge of $46.7 million and a $13.9 million non-cash gain on the extinguishment of debt, and for the nine months ended March 28, 2009 a loss of approximately $30.4 million. The Company also used cash in operating activities over the past several years, including $11.3 million in fiscal 2008 and $1.3 million for the nine months ended March 28, 2009.  As of March 28, 2009 the Company has negative working capital deficiency of approximately $22.7 million and a deficiency in assets of $34.0 million. Further, the Company did not meet the minimum Adjusted EBITDA levels required by its prior revolving credit agreement at various times during fiscal 2008 and 2009.  The Company also did not meet its minimum quarterly trailing twelve months Adjusted EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement and its minimum cash, cash equivalents and qualified accounts receivable requirements contained in its Indenture and related supplements at various times during fiscal 2009.  Additionally, the Company’s current forecast projects that it will be unable to meet its June 2009 minimum Adjusted EBITDA covenants or make its June interest payment to the Note Holders, both of which could result in an event of default subject to the stay period as provided in the intercreditor agreement as described below.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company did not meet its minimum quarterly trailing twelve months Adjusted EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement contained in the Indenture and its supplements for the months ended October 25, 2008, November 22, 2008, December 27, 2008, January 24, 2009 and February 21, 2009.

The fifth supplemental indenture executed on March 13, 2009, among other things, (1) waived the covenant violations noted above, (2) replaced certain existing financial covenants with a lower quarterly trailing twelve months Adjusted EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increased the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permitted the Company to enter into a $12.0 million revolving credit facility with Burdale, and (4) provides that the Company shall hire an investment banker to conduct a sale of all or substantially all of the Modified Senior Notes and/or the Company and/or the assets of the Company.  The Note Holders were paid $0.5 million and will receive 50% of the first $2.0 million of net proceeds from certain litigations as consideration for their consent.

The Company did not meet its minimum cash and cash equivalents requirement for the months ended February 21, 2009 and March 28, 2009, contained in the Indenture and its supplements.  Unless waived by the Note Holders, then following appropriate notice, such non-compliance constitute could constitute an event of default thirty (30) days after receipt of such notice, which also would trigger a cross-default under the Burdale revolving credit facility. Under the intercreditor agreement between the Trustee and Burdale, after receipt by Burdale of a written declaration of the Trustee on behalf of the Note Holders of such event of default, the Note Holders would be stayed an additional 150 days before being able to enforce their liens on a material portion of the collateral, subject to Burdale’s rights.

The Company is also required to make the June and December 2009 interest payments to the Note Holders including payments of $4.5 million and $4.7 million in cash.   If necessary, in order to facilitate the sales process mandated under the fifth supplemental indenture, the Company plans to solicit consents from the Bond Holders to defer or to waive the payment of interest that is due in cash. No assurance can be given that the Note Holders will be receptive to any such request.  In the event the Company is unable to obtain the necessary waivers from the Note Holders and fails to pay the Note Holders the June 30, 2009 interest payment by July 30, 2009, the Trustee, on behalf of the Note Holders, or certain Note Holders may elect to declare the principal and interest outstanding under the Modified Senior Notes immediately due and payable and to notify Burdale of the same.  Such event of default would trigger a cross-default under the Burdale revolving credit facility. Under the intercreditor agreement between the Trustee and Burdale, after receipt by Burdale of a written declaration of the Trustee on behalf of the Note Holders of such event of default, the Note Holders would be stayed 150 days before being able to enforce their liens on a material portion of the collateral, subject to Burdale’s rights.

For 13 of the 41 days in the period from March 16, 2009 to May 6, 2009, borrowings under the Burdale revolving credit facility were permitted to exceed the maximum borrowings as calculated under the revolving credit agreement due to discretionary decreases in availability blocks by Burdale.  On May 12, 2009, the Company entered into the first amendment to the revolving credit facility to, among other things, temporarily reduce the availability blocks and revise the minimum Adjusted EBITDA targets.

Under the Company’s current operating plan, it expects positive cash flow over the next year. Key components of the operating plan include the following:

•
improving gross margins by continued use our integrated route information database to: (1) identify and correct driver pay where our average driver settlement has exceeded competitive market norms for the work performed and (2) identify and implement opportunities to re-design local route structures to optimize the number of drivers retained to perform the contracted deliveries;

•
lower operating and SG&A expenses primarily by reducing headcount and occupancy expenses, and to a lesser degree, changing or eliminating services and the related costs associated with telecommunications, vehicle expenses, and miscellaneous other activities;

•
increasing profitable revenue growth from recently announced, existing and potential customers in targeted markets including new revenue derived from our expansion in the retail replenishment business; and

•	continuing to manage working capital.

In order to facilitate the sales process mandated under the fifth supplemental indenture, the Company will need to obtain the necessary consents of its Note Holders and Burdale to waive its non-compliance with debt covenants and defer or eliminate the requirement to make the upcoming June 2009 and December 2009 interest payments in cash to the Note Holders in order for it to have sufficient cash flow to meet its expected cash needs and satisfy the covenants contained in the agreements governing its debt (including any minimum Adjusted EBITDA or other covenants under its amended revolving credit facility with Burdale) in the next twelve month period.  No assurance can be given that the Note Holders will be receptive to any such request for waivers.  As of March 28, 2009, the Company had $1.8 million in cash with $1.5 million of unused availability remaining under its revolving credit facility. Although no assurances can be given, based on the current operating plan (including the related assumptions), recent results from operations, and qualitative feedback from field management since March 28, 2009, the Company believes that if it obtains relief from its interest obligations, it will be in compliance with its covenants, including those summarized above, and will continue to meet its obligations in the ordinary course of business as they become due through March 27, 2010.

As with any operating plan, there are risks associated with the Company’s ability to execute it, including the slowing economic environment in which it operates. Therefore, there can be no assurance that the Company will be able to satisfy the revised minimum Adjusted EBITDA requirement or other applicable covenants to its lenders, or achieve the operating improvements described above as contemplated by the current operating plan. If the Company is unable to execute this plan in general, it will need to find additional sources of cash not contemplated by the current operating plan and/or raise additional capital to sustain continuing operations as currently contemplated. Further, the Company will take additional actions if necessary to reduce expenses.  In that case, the Company would need to amend, or seek one or more waivers of, the minimum Adjusted EBITDA covenant under the credit agreement, as amended, and the minimum cash and cash equivalents requirement under the fifth supplemental indenture. If the Company can not maintain compliance with its covenant requirements and can not obtain appropriate waivers and modifications, the lenders and bondholders may call the debt. If the debt is called, the Company would need to obtain new financing; there can be no assurance that the Company will be able to do so. If the Company is unable to achieve its operating plan and maintain compliance with its loan covenants and its debt is called, the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For a discussion of these risks and related matters discussed above, see “Risk Factors.”

Operating Activities, Investing Activities & Financing Activities

During the nine months ended March 28, 2009, the net decrease in cash was $2.4 million compared to a net decrease of $8.5 million during the nine months ended March 29, 2008. As reported in our consolidated statements of cash flows, the decrease in cash during the nine-month periods ended March 28, 2009 and March 29, 2008 is summarized as follows (in thousands):

	Nine months Ended
	March 28, 2009	March 29, 2008
Net cash used in operating activities	$(1,325)	$(11,934)
Net cash used in investing activities	(776)	(1,093)
Net cash (used in) provided by financing activities	(302)	4,508

Total decrease in cash	$(2,403)	$(8,519)

Cash used in operations was $1.3 million for the nine months ended March 28, 2009. This use of cash was comprised of a net loss of $30.4 million offset by non-cash expenses of $20.1 million and working capital changes of $8.9 million. The increase in cash from working capital changes includes a decrease in accounts receivable of $6.4 million, and an increase in accrued expenses of $6.7 million partly offset by $2.5 million of cash paid to collateralize the Company’s participation in the captive insurance company that provides certain of its insurance coverage reducing the letter of credit previously in place to secure these obligations to zero, an increase of $1.5 million in other prepaid insurance and other current assets, and a decrease in accounts payable of $0.2 million.

Cash used in investing activities was $0.7 million for the nine months ended March 28, 2009 and consisted of capital expenditures.

 Cash used in financing activities for the nine months ended March 28, 2009 was $0.3 million.  Proceeds of $8.5 million from the Burdale replacement revolving credit facility, net of financing fees, were used to fund the repayment of $7.9 million outstanding under the previous Wells revolving credit facility, and $0.9 million was used to pay capital leases.

Revolving Credit Facility

On March 13, 2009, the Company and some of its domestic subsidiaries entered into a senior secured revolving credit agreement (the ”Agreement”) with a syndicate of lenders led by Burdale Capital Finance, Inc. (“Burdale”).  Burdale is the administrative agent under the revolving credit agreement, proceeds from which were used to satisfy outstanding borrowings under the Wells revolving credit agreement described below.  The revolving credit agreement, as amended, matures on the earlier of (a) March 13, 2012, (b) March 31, 2010, so long as the maturity date of the Senior Secured Notes has not been extended past June 30, 2010 in a manner acceptable to Burdale, (c) 90 days prior to the maturity date of the Modified Senior Notes if the maturity date of the Modified Senior Notes has been extended to a date later than June 30, 2010 in a manner acceptable to Burdale, (d) the acceleration of all obligations pursuant to the terms of this Agreement or (e) the date on which this Agreement shall be terminated in accordance with the provisions hereof or by operation of law. Each of the Company’s subsidiaries (other than CD&L, the Company’s inactive subsidiaries, the Company’s  franchising subsidiary, and foreign subsidiaries) is a borrower under the revolving credit agreement, as amended, and the Company and all of its domestic subsidiaries have guaranteed the borrowers’ obligations under the revolving credit agreement, as amended. The borrowers’ obligations are joint and several. Borrowings under the revolving credit agreement, as amended, are secured by substantially all of the assets of each borrower and each guarantor. The revolving credit agreement, as amended, provides for up to $12.0 million of aggregate financing, $7.5 million of which may be in the form of letters of credit.

Borrowings under the Agreement bear interest at a rate equal to a base rate plus an applicable margin of 4.00%. The base rate equals the highest of (a) the “prime rate” announced from time to time by JPMorgan Chase Bank (or any successor to the foregoing or, if such rate ceases to be so published, as quoted from such other generally available and recognizable source as Burdale may select) as its “prime rate”, subject to each increase or decrease in such prime rate, effective as of the day any such change occurs, (b) the Federal Funds Effective Rate (as defined in the Agreement) from time to time plus one-half of one (0.50) percentage point, (c) LIBOR (under certain conditions) on such day plus one (1) percentage point and (d) 4.25%. The Company’s borrowing rate at March 28, 2009 was 8.25%.  The Company had one letter of credit issued for $14,250 and $1.5 million of unused availability under the Agreement at March 28, 2009.

The revolving credit agreement, as amended, contains a number of customary covenants that, among other things, restrict the borrowers’ and guarantors’ ability to incur additional debt, create liens on assets, sell assets, pay dividends, engage in mergers and acquisitions, change the business conducted by the borrowers or guarantors, make capital expenditures and engage in transactions with affiliates. The revolving credit agreement, as amended, also includes specified financial covenants requiring the borrowers to achieve a minimum Adjusted EBITDA (as defined in the amended revolving credit agreement), measured at the end of each fiscal month,  and to certify compliance on a monthly basis.

For 13 of the 41 days in the period from March 16, 2009 to May 6, 2009, borrowings under the Burdale revolving credit facility were permitted to exceed the maximum borrowings as calculated under the revolving credit agreement due to discretionary decreases in availability blocks by Burdale.  On May 12, 2009, the Company entered into the first amendment to the revolving credit facility to, among other things, temporarily reduce the availability blocks.

Modified Senior Notes

The Modified Senior Notes bear interest at an annual rate of 18% at March 28, 2009. They may be redeemed at the Company’s option after June 30, 2009, upon payment of the then applicable redemption price. The Company may also redeem up to 35% of the aggregate principal amount of the Modified Senior Notes with proceeds derived from the sale of Velocity capital stock. The Company may also redeem Modified Senior Notes with proceeds derived from the exercise of warrants subject to specified limits. In each instance, the optional redemption price is 106% of face value if the redemption occurs between June 30, 2007 and June 29, 2009; and 100% if the redemption occurs thereafter.

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

The Company did not meet its minimum quarterly trailing twelve months EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the months ended October 25, 2008, November 22, 2008, December 27, 2008, January 24, 2009, and February 21, 2009, contained in the indenture and its supplements.

The fifth supplemental indenture, among other things, (1) waived the covenant violations noted above, (2) replaced certain existing financial covenants with a lower quarterly trailing twelve months Adjusted EBITDA covenant, a $20.0 million minimum cash plus accounts receivable covenant, and increased the limit on purchase money obligations and capital lease obligations to $2.75 million in the aggregate, (3) permitted the Company to enter into a $12.0 million revolving credit facility with Burdale, and (4) provides that the Company shall hire an investment banker to conduct a sale of all or substatially all of the Modified Senior Notes and/or the Company and/or the assets of the Company.  The Note Holders were paid $0.5 million and will receive 50% of the first $2.0 million of net proceeds from certain litigations as consideration for their consent.

The Company did not meet its minimum cash and cash equivalents requirement contained in the Indenture and its supplements for the months ended February 21, 2009 and March 28, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 28, 2009 because of the material weakness described below.

In connection with the preparation of our consolidated financial statements for the year ended June 28, 2008, due to resource constraints, a material weakness is evident to management regarding our inability to simultaneously close the books on a timely basis each month and generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness was still present at March 28, 2009.

We have not yet had resources to fill positions to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. We have also managed the priorities of the staff to ensure that all financial reporting requirements are assigned the appropriate level of resources and timelines. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when all of the additional financial staff positions are filled and the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Controls over Financial Reporting

There has been no change in internal controls over financial reporting during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 28, 2009. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 28, 2009, our disclosure controls and procedures are not effective, because of the material weakness described above, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the CD&L acquisition, the Company assumed the defense of a class action suit filed in December 2003 in the Los Angeles Superior Court, seeking to certify a class of California based independent contractors from December 1999 to the present.  The complaint seeks unspecified damages for various employment related claims, including, but not limited to overtime, minimum wage claims, and claims for unreimbursed business expenses. CD&L filed an Answer to the Complaint on or about January 2, 2004 denying all allegations.  Plaintiff’s motion for Class Certification was granted in part and denied in part on January 28, 2007.  Discovery on this matter is ongoing and a trial date has been adjourned to December of 2009.

Nine purported class action law suits were filed against the Company between December 2007 and July 2008.  These suits, which were filed by a very small group of independent contractor drivers in six different states, seek unspecified damages for various unsubstantiated employment related claims. In response to the proliferation of these cases, our outside counsel filed a motion to have the cases consolidated pursuant to federal multi-district litigation rules.  On October 8, 2008, the U.S. Judicial Panel on Multidistrict Litigation granted our motion and ordered that the cases be consolidated for pretrial proceedings.  The Panel ordered that the cases be consolidated in the Eastern District of Wisconsin.  At this point, the cases have all been transferred to the Eastern District of Wisconsin, for further proceedings in that court.  A non-binding mediation of these cases took place on April 14, 2009 and settlement discussions are ongoing. Unrelated discovery and motion practice is stayed.  Velocity intends to vigorously defend these suits and has filed answers rejecting all employment based allegations of the various complaints.

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

The sale process required under the Company's Indenture may adversely affect its customer and other relationships as well as its operations and financial condition.

On March 13, 2009, the Company and Wilmington Trust Company, as trustee for the holders of the Company's Senior Secured Notes (the "Senior Notes") issued under an Indenture dated July 3, 2006, as amended, entered into a Fifth Supplemental Indenture modifying the indenture governing the Senior Notes. The Fifth Supplemental Indenture was required in order to permit the Company to enter into the $12 million Loan and Security Agreement with Burdale Capital Finance, Inc.

The holders of the Company's Senior Notes required as part of that Supplemental Indenture that the Company initiate a process to attempt to sell the Company or all or substantially all of its assets or the Senior Notes (a "Transaction"). To satisfy its obligations under that covenant, the Company appointed a special board committee of independent directors (the "Committee"), consisting of Richard A. Kassar and John J. Perkins, to oversee the sale process. The Committee in March 2009 engaged the firm of Scura, Rise & Partners Securities, LLC ("Scura") to act as exclusive financial advisor to the Committee to assist it in attempting to effectuate a Transaction. The Committee has also engaged independent legal counsel to assist it in its work.

To attempt to preserve the going concern value of the Company and assure customers and suppliers of the Company's continuity, a group led by MGC Global, LLC and existing management of the Company (the "Management Buyout Group"), including Vincent A. Wasik, chief executive officer, and Edward W. Stone, chief financial officer, has made a proposal to purchase substantially all of the assets of the Company, subject to certain liabilities including its senior secured revolving credit facility with Burdale Capital Finance. The offer by its terms will remain open until [July 10], 2009 to permit Scura to conduct a full sale process and seek superior offers. The offer of the Management Buyout Group is subject to due diligence, definitive documentation, and other standard conditions.

There can be no assurances that any agreement on financial and other terms satisfactory to the Committee will result from the sales process or the Committee's evaluation of the proposal by the Management Buyout Group, nor whether there will be any other offers made or accepted by the Committee, nor that any extraordinary Transaction will be completed. . Further, the Company's ability to complete a transaction, if the Board of Directors determines to pursue one, will depend upon numerous factors, some which are outside of the Company's control, including factors affecting the availability of financing for transactions or the financial markets in general. Even if the Company is successful in identifying and completing sale transaction, we cannot provide any assurance about the financial impact or timing of the implementation of such transaction nor that any individual or group of shareholders or stakeholders will determine that such transaction is in his, her or its best interests.

In addition, during any sales process, the Company's management resources may be diverted, and there is a risk that customers, employees, suppliers and business partners will react negatively to perceived uncertainties as to the Company's future direction and strategy and to the eventual outcome of this process. To date the Company has lost a few important employees for reasons it suspects relate to the sales process. Any of the foregoing could materially and adversely affect the Company's operating results and financial condition.

Risks Related to Our Business

We have received an opinion from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern

Our independent registered public accounting firm noted in their report accompanying our financial statements as of and for the fiscal year ended June 28, 2008 that we have reported a significant net loss and use of cash from operating activities, and had a working capital deficiency of $21.8 million, and stated that those conditions raise substantial doubt about our ability to continue as a going concern.  Additionally, for the period April 20, 2009 to May___, 2009, borrowings under the Burdale revolving credit facility were permitted to exceed the maximum borrowings as calculated under the loan and security agreement due to discretionary decreases in availability blocks by Burdale.  Management has developed a plan to continue operations which includes further reductions in expenses to continue the positive Adjusted EBITDA performance we have experienced since March 2008, and revenue growth from new customers in the retail industry.  Although we believe we have successfully reduced expenses in the past and have received verbal commitments from prospective new retail customers, we cannot assure you that our plans to address these matters will be successful.  This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Given our history of losses, we cannot predict whether we will be able to achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

Our net losses applicable to common stockholders for the nine-month periods ended March 28, 2009 and March 29, 2008, were $36.8 million and $32.5 million, respectively. The respective periods’ net losses were $30.4 million and $25.2 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $3.3 million and $3.7 million, and preferred stock dividends paid-in-kind of $3.2 million and $3.5 million for each of the respective periods. Our net losses applicable to common stockholders for the fiscal years ended June 28, 2008 and June 30, 2007, were $76.6 million and $66.0 million, respectively. The respective periods’ net losses were $64.6 million and $39.5 million. The increased amount of net losses applicable to common stockholders for such periods was caused by beneficial conversion charges of $7.1 million and $21.2 million, and preferred stock dividends paid-in-kind of $4.9 million and $5.2 million for each of the respective periods. To achieve profitability, we will be required to pursue new revenue opportunities, effectively offset the impact of competitive pressures on pricing and freight volumes, and fully implement our technology initiatives and other cost-saving measures. We cannot assure you that we will ever achieve or sustain profitability or positive cash flow. If we cannot achieve or sustain profitability or positive cash flow, the market price of our common stock could decline significantly.

We may be unable to fund our future capital needs, and we may need additional funds sooner than anticipated.

We have depended, and if we are unable to execute against our business plans, are likely to continue to depend, on our ability to obtain additional financing to fund our future liquidity and capital needs, including making the June 2009 and December 2009 cash interest payments of $4.5 million and $4.7 million on the Modified Senior Notes, respectively. We may not be able to continue to obtain additional capital when needed, and given the on-going turmoil in the global credit markets and other reasons, additional capital may not be available on satisfactory terms. Achieving our financial goals involves maximizing the effectiveness of the variable cost model, the implementation of customer-driven technology solutions and continued leverage of the consolidated back office selling, general and administrative platform. To date, we have primarily relied upon debt and equity investments to fund these activities. We may be required to engage in additional financing activities to raise capital required for our operations. If we issue additional equity securities or convertible debt to raise capital, the issuance may be dilutive to the holders of our common stock. In addition, any additional issuance may require us to grant rights or preferences that adversely affect our business, including financial or operating covenants.

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

For the nine-month period ended March 28, 2009 we had two customers that accounted for approximately 22.7% and 10.4% of our revenue and our top ten customers in aggregate account for approximately 58.4% of our revenue. The loss of one of our largest customers or some of the top ten customers or a material reduction in their purchases of our services, especially given the current downturn in economic conditions worldwide, could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our operating results may be significantly impacted by changes in the availability or price of fuel for our transportation vehicles. Fuel prices increased substantially after 2006. Although we are currently able to obtain adequate supplies of fuel, it is impossible to predict the price of fuel. Political disruptions or wars involving oil-producing countries, changes in government policy, changes in fuel production capacity, extreme weather conditions, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. We have historically had difficulty in recovering increased fuel costs from our customers and there can be no assurance that we will be able to fully recover increased fuel costs by passing these costs on to our customers in the future. In the event that we are unable to do so, our operating results will be adversely affected.

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

We utilize the services of approximately 3,240 drivers and messengers. From time to time, these persons are involved in accidents or other activities that may give rise to liability claims against us. We cannot assure you that claims against us will not exceed the applicable amount of our liability insurance coverage, that our insurer will be solvent at the time of settlement of an insured claim, that the liability insurance coverage held by our independent contractors will be sufficient or that we will be able to obtain insurance at acceptable levels and costs in the future. If we were to experience a material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, unfavorable resolutions of claims or insurance costs, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We must continually evaluate and upgrade our pool of available independent contractors to keep pace with demands for delivery services. We cannot assure you that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to us. The inability to attract and retain qualified delivery personnel could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The value of our goodwill and other intangible assets is significant relative to our total assets and stockholders deficit. We review goodwill and other intangible assets for impairment during the fourth quarter of our fiscal year and at interim dates when events and circumstances warrant. During the fourth quarter of fiscal 2008, the Company recorded a $46.7 million goodwill impairment charge. Changes in business conditions or interest rates could materially impact our estimates of future operations and result in additional impairments. As such, we cannot assure you that there will not be additional material impairments of our goodwill and other intangible assets. If our goodwill or other intangible assets were to become further impaired, our results of operations could be materially and adversely affected.

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

We have a significant amount of debt outstanding. At March 28, 2009, we had $110.4 million in aggregate principal amount of debt outstanding consisting of $98.9 in Modified Senior Notes, $10.0 million of revolving credit borrowings, and $1.5 million in capital leases; and $34.0 million of stockholders deficit. Additionally, for the period April 20, 2009 to May___, 2009, borrowings under the Burdale revolving credit facility were permitted to exceed the maximum borrowings as calculated under the loan and security agreement due to discretionary decreases in availability blocks by Burdale. The degree to which we are leveraged could have important consequences for you, including:

•
requiring us to dedicate a substantial portion of our cash flow from operations to make interest payments on our debt, approximately $9.1 million in 2009 and approximately $9.7 million in 2010, thereby reducing funds available for operations, future business opportunities and other purposes;

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

As of March 28, 2009, we were restricted from incurring additional debt under the terms of our indenture other than our credit facility, subject to the terms of the indenture and its supplements, the intercreditor agreement, and our credit agreement, as amended.

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

The indenture and related supplements pursuant to which we issued our senior notes and the terms of our revolving credit facility, as amended, impose significant operating and financial restrictions on us.

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

The indenture and related supplements and revolving credit facility agreement, as amended, also contain certain financial covenants under which we must maintain cash and cash equivalents at specified levels and cash, cash equivalents and qualified accounts receivable at specified levels as well as specified financial ratios, including ratios regarding interest coverage, total leverage, senior secured leverage and fixed charge coverage, and minimum trailing twelve months Adjusted EBITDA.  Our ability to comply with these ratios may be affected by events beyond our control.

The Company did not meet its minimum quarterly trailing twelve months Adjusted EBITDA covenant for the period ended December 27, 2008, its minimum cash and cash equivalents requirement for the months ended October 25, 2008, November 22, 2008, and January 24, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the months ended October 25, 2008, November 22, 2008, December 27, 2008, and January 24, 2009, contained in the indenture and its supplements. In the fifth supplemental indenture dated March 13, 2009 modifying the indenture governing the Modified Senior Notes, the Note Holders granted the Company waivers for these covenant violations .  The Company did not meet its minimum cash and cash equivalents requirement for the months ended February 21, 2009 and March 28, 2009, and its minimum cash, cash equivalents and qualified accounts receivable requirement for the month ended February 21, 2009, contained in the Indenture and its supplements.

A breach of any of these covenants could result in an event of default, or possibly a cross-default or cross-acceleration of other debt that may be outstanding in the future. In that event, the holders of our then outstanding debt could allow the holders of that debt to declare all borrowings outstanding to be due and payable. In the event of a default under the indenture and related supplements or the revolving credit facility, as amended, the holders of the secured debt then outstanding could foreclose on the collateral pledged to secure our obligations under that debt, assets and capital stock pledged to them. The modified senior notes and borrowings under the credit agreement, as amended, are secured by a perfected lien, subject to permitted liens, on collateral consisting of substantially all of our tangible and intangible assets.

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

Our revolving credit facility, as amended, contains monthly minimum Adjusted EBITDA requirements that may be difficult to attain.

The revolving credit facility agreement, as amended, contains specified levels of minimum Adjusted EBITDA requirements. Our ability to comply with these levels may be affected by events beyond our control.

The Company and its subsidiaries failed to achieve the minimum Adjusted EBITDA levels contained in its previous revolving credit agreement with Wells for the periods ended July 28, 2007, August 25, 2007, December 29, 2007, February 23, 2008, March 29, 2008, April 26, 2008, October 25, 2008, November 22, 2008 and December 27, 2008. Wells, in its capacity as agent and lender under the previous credit agreement, granted the Company waivers for these covenant violations.  The Wells revolving credit agreement was paid in full on March 13, 2009 with the proceeds from the Burdale revolving credit facility.

Given the on-going turmoil in the global credit markets among other factors, we cannot assure you we will be able to obtain or maintain additional waivers in the future if we are unable to maintain compliance with our debt covenants.

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

We received a notice on June 19, 2008 from the NASDAQ that we were not in compliance with the Marketplace Rule 4310(c)(4) regarding the minimum bid requirement for the continued listing of our common stock on the NASDAQ. We initially had a period of 180 days to attain compliance by maintaining a bid price of $1.00 for ten consecutive trading days. If we are unable to demonstrate bid price compliance by the end of the compliance period, but are found to meet all other initial listing requirements for the NASDAQ, we may receive an additional 180-day compliance period. If we do not meet compliance requirements within the second 180-day period, NASDAQ will notify us that our common stock will be de-listed. Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

We also received a notice on September 5, 2008 from the NASDAQ that we were not in compliance with the Marketplace Rule 4310(c)(7) regarding the minimum market value of publicly held shares requirement for the continued listing of our common stock on the NASDAQ. If we were unable to demonstrate minimum market value compliance by the end of the compliance period, NASDAQ will notify us that our common stock will be de-listed.  Upon receiving this notice, we will file a current report on Form 8-K with the SEC disclosing that and related details.

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

The Company received a third notice on October 16, 2008 that the Company was no longer in compliance with Marketplace Rule 4310(c)(3) requiring the Company to maintain a minimum of $2.5 million in stockholders’ equity. As provided in the NASDAQ rules, the Company submitted a response to the NASDAQ staff on October 31, 2008, outlining a specific plan and timeline to achieve and sustain compliance based on the prospective global alliance transactions. Based on the staff review of the materials submitted, the Staff determined to grant the Company an extension.  On December 9, 2008, the NASDAQ sent the Company a letter granting an extension of time to regain compliance with of the minimum stockholders’ equity requirement until January 29, 2009.

On February 4, 2009, the Company received a fourth notice from the NASDAQ containing a staff determination that the Company failed to comply with the $2.5 million stockholders’ equity requirement for continued listing by January 29, 2009 and notifying the Company that trading in the Company’s common stock would be suspended unless an appeal of their determination was filed.  The Company filed an appeal on February 11, 2009 requesting a formal hearing on the matter. A hearing was held on March 18, 2009 at which time the Company presented a plan to regain compliance with the $2.5 million stockholder's equity requirement.

On April 20, 2009, the Company received a fifth notice from the NASDAQ informing the Company that the NASDAQ Hearings Panel in satisfied that the Company is actively, diligently and in good faith taking responsible steps to regain compliance and has decided to grant the request of the Company to remain listed on the NASDAQ Stock Market through August 3, 2009.

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

In addition, TH Lee Putnam Ventures, L.P. beneficially owned, as of May 1, 2009 , approximately 24.2% (excludes other TH Lee funds) of our outstanding common stock on a fully diluted basis, which means it can influence matters requiring stockholder approval, including important corporate matters such as a change in control of our company.

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

None

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Westport, State of Connecticut on May 12, 2009.

VELOCITY EXPRESS CORPORATION.

By:	/s/ Vincent A. Wasik
VINCENT A. WASIK
Chief Executive Officer

By:	/s/ Edward W. Stone
EDWARD W. STONE
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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
10.37
Waiver dated November 12, 2008, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

10.38
Waiver dated February 17, 2009, to Credit Agreement dated as of December 22, 2006, among Velocity Express Corporation, the subsidiaries thereof party thereto, Wells Fargo Foothill, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto.

10.39*
First Amendment dated May 12, 2009, to Credit Agreement dated as of March 13, 2009, among Velocity Express Corporation, the subsidiaries thereof party thereto, Burdale Capital Finance, Inc., as arranger and administrative agent, and the several lenders from time to time party thereto (incorporated by reference from the Company’s Current Report on Form 8-K, filed on May __, 2009).

21.1	Subsidiaries (incorporated by reference from the Company’s Annual Report on Form 10-K, filed October 15, 2007).

31.1*	Section 302 Certification of CEO.

31.2*	Section 302 Certification of CFO.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit on this Quarterly Report of Velocity Express Corporation on Form 10-Q for the period ended March 28, 2009.